Form 10-Q
period 1996-03-31
WEST COAST REALTY INVESTORS INC
filed 1996-05-15
CIK 858346

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                 MARCH 31, 1996

                                       OR
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                          to

                     Commission file number        0-24594

                             WEST COAST REALTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   95-4246740
          (State or other Jurisdiction of     (I.R.S. Employer
          incorporation or organization)         Identification No.)

                       5933 W. CENTURY BLVD., 9TH, FLOOR
                          LOS ANGELES, CALIFORNIA  90045

                    (Address of principal executive offices)
                                   (Zip Code)
                               (310) 670-0800

              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X         No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH  OF THE ISSUER'S CLASSES
OF  COMMON  STOCK,  AS  OF  THE  LATEST  PRACTICABLE  DATE.    1,448,764  SHARES
OUTSTANDING AS OF MAY 13, 1996.

ITEM 1.  FINANCIAL STATEMENTS

In the opinion of the Management of West Coast Realty Investors, Inc. (the "Company"), all adjustments necessary for a fair presentation of the Company's results for the three months ended March 31, 1996 and 1995, have been made in the following financial statements which are of normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                       WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                                                MARCH 31,      DECEMBER 31,
                                                  1996             1995
                                     ASSETS


RENTAL REAL ESTATE, net of
   accumulated depreciation (Notes 2 & 5)    $19,562,491        $19,650,165
CASH                                           2,260,185          1,450,022
ACCOUNTS RECEIVABLE                              162,474            132,148
OTHER ASSETS (Note 3)                            142,865            160,563

                                             $22,128,015        $21,392,898



                      LIABILITIES AND STOCKHOLDERS' EQUITY


DUE TO RELATED PARTY                         $   173,807         $  167,314
DIVIDENDS PAYABLE                                162,705            226,649
PREPAID RENT                                      19,709             19,709
SECURITY DEPOSITS                                109,068            109,068
OTHER LIABILITIES                                 81,027             96,141
NOTES PAYABLE (Note 6)                         9,497,675          9,539,180

      TOTAL LIABILITIES                       10,043,991         10,158,061


COMMITMENTS AND (NOTE 1)
STOCKHOLDERS' EQUITY (Notes 1, 7 and 8):
   Common Stock, $.01 par - shares authorized,
      1,500,000; issued and outstanding 1,413,664
      in 1996 and 1,322,404 in 1995               14,137             13,224
   Additional paid-in capital                 12,654,405         11,771,030
   Deficit                                      (584,518)          (549,417)

      TOTAL STOCKHOLDERS' EQUITY              12,084,024         11,234,837

                                              $22,128,015        $21,392,898

[FN]
                  See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                                                     ADDITIONAL
                                  COMMON    STOCK     PAID-IN
                                  SHARES    AMOUNT    CAPITAL      DEFICIT
BALANCE, DECEMBER 31, 1995      1,322,404  $13,224   $11,771,030  $(549,417)

   Issuance of stock, net          91,260      913       883,375       ---

   Net income                       ---       ---          ---      210,831

   Dividends declared (Note 8)      ---       ---            ---   (245,932)

BALANCE, MARCH 31, 1996         1,413,664  $14,137   $12,654,405  $(584,518)



                       THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)
                                                     ADDITIONAL
                                 COMMON     STOCK     PAID-IN
                                 SHARES     AMOUNT    CAPITAL      DEFICIT
BALANCE, DECEMBER 31, 1994        911,986   $9,120    $8,141,447  $(394,427)

Issuance of stock, net            153,157    1,531     1,400,622        ---

Net income                          ---         ---        ---      139,689

Dividends declared (Note 8)         ---       ---          ---     (171,972)

BALANCE, MARCH 31, 1995         1,065,143  $10,651    $9,542,069  $(426,710)

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                              THREE MONTHS        THREE MONTHS
                                                  ENDED              ENDED
                                                 MARCH 31,         MARCH 31,
                                                   1996              1995
REVENUES:
   Rental                                          $589,604       $304,778
   Interest                                          22,713         45,368


                                                    612,317        350,146


COSTS AND EXPENSES:
   Operating                                         30,317         12,081
   Property taxes                                    19,140         10,801
   Property managementfees-related party(Note 5(e))  27,964          9,158
   Interest                                         210,161        123,907
   General and administrative                        19,168         23,902
   Depreciation and amortization                     94,736         50,585
   Unrealized (gain) loss from investment in
    government securities account                     ----         (19,977)

                                                    401,486        210,457


NET INCOME                                         $210,831       $139,689

NET INCOME PER SHARE (NOTE 8)                          $.15           $.14

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


                                                 THREE MONTHS    THREE MONTHS
                                                    ENDED          ENDED
                                               MARCH 31, 1996  MARCH 31, 1995
Cash Flow from operating activities:
  Net income                                         $210,831        $139,689
  Adjustment to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                    94,736          50,585
      Proceeds from sales (purchases)
        of government securities                          ---        (28,441)
      Unrealized loss (gain) investment in
        government securities                             ---        (19,977)
Increase (decrease) from changes in:
      Accounts receivable                            (30,326)          48,844
      Other assets                                     17,698        (61,204)
      Account payable and other liabilities           (8,621)          67,738
      Prepaid rent and security deposit                   ---          35,168

Net cash provided by operating activities             284,318         232,402


Cash flows from financing activities:
      Issuance of stock, net                          794,236       1,402,153
      Repayments on notes payable                    (41,505)        (13,482)
      Dividends paid                                (162,942)       (174,223)
      Dividends payable                              (63,944)           6,076


Net cash provided by financing activities             525,845       1,220,524

Net cash increase in cash and cash equivalents        810,163       1,452,926

Cash and cash equivalents at beginning of period    1,450,022         495,829

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $2,260,185      $1,948,755

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying balance sheet as of March 31, 1996, the income statements and statements of cash flow for the three month periods ended March 31, 1996, and 1995 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of results to be expected for the year ended December 31, 1996.


BUSINESS

West Coast Realty Investors, Inc. (the "Company"), is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Code. The Company has complied with all requirements imposed on REIT's for 1996 and 1995 tax years; however, qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail or commercial properties located primarily in California and the west coast of the United States. The Company intends to acquire property for cash on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually and intends to own and operate such properties for investment over an anticipated holding period of five to ten years.


RENTAL  PROPERTIES AND DEPRECIATION

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over their estimated useful lives of
31.5 to 39 years for financial and income tax reporting purposes.

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required.

                       WEST COAST REALTY INVESTORS, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                                  (Continued)

LOAN ORIGINATION FEES

Loan origination fees are capitalized and amortized over the life of the loan.


RENTAL INCOME

Rental income is recognized on a straight-line basis to the extent that rental income is deemed collectable. Where there is uncertainty of collecting higher scheduled rental amounts, due to the tendency of tenants to renegotiate their leases for lower amounts, rental income is recognized as the amounts are collected.


CASH AND CASH EQUIVALENTS

The Company considers cash in the bank, liquid money market funds, and all highly liquid certificates of deposits, with original maturities of three months or less, to be cash and cash equivalents.
USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED) AND DECEMBER 31, 1995


NOTE 1 - GENERAL
On October 30, 1989, West Coast Realty Advisors, Inc. (the "Advisor"), purchased 1,000 shares of the Company's common stock for $10,000. On August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. On November 30, 1992, the Company reached its secondary offering level of $250,000. On July 25, 1994, the Company achieved its minimum third offering funding level of $250,000.

Sales commissions and wholesaling fees, representing 7% of the gross proceeds from the sale of common shares, were paid to Associated Securities Corp. ("ASC"), a member of the National Association of Securities Dealers, Inc. and an affiliate of the Advisor.

Dividends are accrued based upon the previous quarter's income from operations before depreciation and amortization.

NOTE 2 - RENTAL PROPERTIES

The Company owns the following income-producing properties


                                                             ACQUISITION
LOCATION (PROPERTY NAME)      DATE PURCHASED                        COST

Huntington Beach,
California                   February 26, 1991               $ 1,676,210
(Blockbuster)
Fresno, California             May 14, 1993                    1,414,893
Huntington Beach,
California                  September 15, 1993                 2,500,001
(OPTO-22)                      March 4, 1994                   2,248,343
Brea, California
Riverside, California        November 29, 1994                 3,655,500
Tustin, California
(Safeguard)                    May 22, 1995                    4,862,094
Fremont, California
(Technology Drive)           October 31, 1995                  3,747,611

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED) AND DECEMBER 31, 1995
                                  (Continued)

NOTE 2 - RENTAL PROPERTIES (CONTINUED)

The major categories of property are:

                                  MARCH 31, 1996       DECEMBER 31, 1995

Land                                $  6,586,920            $  6,586,920
Buildings and improvements            13,517,732              13,517,732

                                      20,104,652              20,104,652
Less accumulated depreciation            542,161                 454,487

Net rental properties              $  19,562,491           $  19,650,165


A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

     Four tenants accounted for 27%, 19%, 19% and 12% in 1996;
     Four tenants accounted for 24%, 20%, 15% and 10% in 1995.


NOTE 3 - OTHER ASSETS

      Other assets consists of the following:

                                     MARCH 31, 1996      DECEMBER 31, 1995


Deposits and prepaid expenses             $30,288           $40,923
Organization costs                         14,330            14,330
Loan origination fees                     139,056           139,056

                                          183,674           194,309
Less accumulated amortization              40,809            33,746

Net other assets                         $142,865          $160,563

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED) AND DECEMBER 31, 1995
                                  (Continued)

NOTE 4 - FUTURE MINIMUM RENTAL INCOME
As of March 31, 1996 and December 31, 1995, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                         MARCH 31, 1996  DECEMBER 31,1995

      1996 ..................................$1,487,684     $2,046,963
      1997 .................................. 1,925,526      1,925,526
      1998 .................................. 1,841,270      1,841,270
      1999 .................................. 1,772,331      1,772,331
      2000 .................................. 1,645,181      1,645,181
      Thereafter ............................10,166,258     10,166,258

      Total                                 $18,838,250    $19,397,529



Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
 THREE MONTHS ENDED MARCH 31, 1996, AND 1995 (UNAUDITED) AND DECEMBER 31, 1995
                                  (Continued)

During the periods presented, the Company had the following related party transactions:

     (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                THREE MONTHS ENDED     FOR THE YEAR ENDED
                                  MARCH 31, 1996       DECEMBER 31, 1995

 Syndication fees                    $37,041             $150,429
 Acquisition & financing fees          ---                444,795
 Overhead expenses                     3,000               12,000
                                     $40,041             $607,224



     (b) At March 31, 1996 and December 31, 1995, the Advisor owned 22,505 shares of the issued and outstanding shares of the Company.

     (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $63,741 for the three months ended March 31, 1996 and $109,594 for the three months ended March 31, 1995.

     (d) A financing fee of $26,204 was paid in January 1995 in connection with the refinancing of the notes on the Brea property (Note 6).

     (e) Property management fees earned by WCRM totaled $27,964 and $9,158 for the three months ended March 31, 1996 and 1995, respectively.

     (f)  The Corporation had related party accounts payable as follows:

                                       MARCH 31, 1996     DECEMBER 31, 1995

  Associated Financial Group            $         ---              $ 40,143
  West Coast Realty Management                 27,964                15,369
  West Coast Realty Advisors                  145,843               111,802

                                             $173,807              $167,314

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
 THREE MONTHS ENDED MARCH 31, 1996, AND 1995 (UNAUDITED) AND DECEMBER 31, 1995
                                  (Continued)


NOTE 6 - NOTES PAYABLE

Notes payable are made up of the following:

                                                        MARCH 31,  DECEMBER 31,
                                                          1996         1995

8.25% promissory note secured by a Deed of Trust
on the Fresno Property, monthly principal and interest
payments are $5,244, due August 1, 2003 ...........    $ 637,142    $ 639,182

Variable rate promissory note secured by a Deed
of Trust on the OPTO-22 property, interest rate
adjustments are monthly and are based on the 11th
District cost of funds rate plus 3% (7.874% at
March 31, 1996), and may never go below 6.5%
or above 11.0%, monthly principal and interest
payments are $11,702, due October 1, 2003 ........... 1,719,552    1,721,993

8.25% promissory note secured by a Deed of Trust on
the Blockbuster property, interest rate adjusts
to the 5-year Treasury rate plus 350 basis points
on February 1, 1999, monthly principal and interest
payments are $4,934, due February 1, 2004 ............  578,015     579,923

9.25% promissory note secured by a Deed of Trust
on the Riverside property, monthly principal and
interest payments are $9,988, due November 8, 2004.   1,183,525   1,185,778

Variable rate promissory note secured by a Deed of Trust
on the Brea property, interest rate is 9.5% until March 1,
2000 (and each succeeding March 1st) when interest rate
adjusts to the Moody's corporate bond index daily rate
plus 0.125%, monthly principal and interest payments
vary depending upon interest rates and are currently
$8,737,due March 1, 2020 ..........................    989,716     992,379

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
 THREE MONTHS ENDED MARCH 31, 1996, AND 1995 (UNAUDITED) AND DECEMBER 31, 1995
                                  (Continued)


NOTE 6 - NOTES PAYABLE (CONT.)


                                                       MARCH 31,  DECEMBER 31,
                                                         1996        1995

9.625% promissory note secured by a Deed of Trust
on the Safeguard property, monthly principal and
interest payments are $24,191, due February 1,
2005 .........................................         $2,215,268  $2,234,231

Variable rate promissory note secured by a Deed of Trust
on the Fremont property, interest rate equals the current
Treasury rate plus 1.65% (8.24% at March 31,1996),
monthly principal and interest payments vary depending
upon interest rates and are currently $18,898, due
August 1, 2015 ...............................         2,174,457   2,185,694

                                                      $9,497,675  $9,539,180


The carrying amount is a reasonable estimate of fair value of notes payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at March 31, 1996 and December 31, 1995 are as follows:

   YEAR ENDING                          MARCH 31, 1996      DECEMBER 31, 1995

     1996 ..................................    $962,815       $1,004,320
     1997 ..................................   1,004,320        1,004,320
     1998 ..................................   1,004,320        1,004,320
     1999 ..................................   1,004,320        1,004,320
     2000 ..................................   1,004,320        1,004,320
     Thereafter ............................   4,517,580        4,517,580

     Total                                    $9,497,675       $9,539,180

NOTE 7 - DIVIDEND REINVESTMENT PLAN

The Company has established a Dividend Reinvestment Plan (the "Plan") whereby cash dividends will, upon election of the shareholders, be used to purchase additional shares of the Company. The shareholders' participation in the Plan may be terminated at any time.

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE

Net Income Per Share for the three months ended March 31, 1996 and 1995 was computed using the weighted average number of outstanding shares of 1,378,132 and 982,179, respectively.

Dividends declared during the first quarter 1995 and 1996 were as follows:

                     OUTSTANDING          AMOUNT             TOTAL
RECORD DATE            SHARES            PER UNIT          DIVIDEND

January 1, 1995          911,986          $0.060            $54,719
February 1, 1995         945,136           0.060             56,708
March 1, 1995          1,009,084           0.060             60,545

TOTAL                                                      $171,972

January 1, 1996       1,325,404           0.060             $79,524
February 1, 1996      1,371,794           0.060              82,308
March  1, 1996        1,401,664           0.060              84,100

TOTAL                                                      $245,932

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
 THREE MONTHS ENDED MARCH 31, 1996, AND 1995 (UNAUDITED) AND DECEMBER 31, 1995
                                  (Continued)

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of"
(SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new Standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. This adoption had no effect on the statement of income for the quarter ended March 31, 1996.

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company does not currently provide stock based compensation and adoption does not have a material effect on its financial position or results of operations for the quarter ended March 31, 1996.

NOTE 10 - SUBSEQUENT EVENT

(a) In April 1996, the Company paid dividends totaling $245,932 ($0.06 per share per period), payable to shareholders of record on January 1, February 1, and March 1, 1996, respectively (Note 8).

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     West Coast Realty Investors, Inc. is a Delaware corporation, formed on October 26, 1989. The Company began offering for sale shares of Common Stock on April 20, 1990. On August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. A secondary offering of shares was begun on May 14, 1992. On November 30, 1992 the Company reached its minimum secondary offering funding level of $250,000. A third offering of shares was begun on June 3, 1994. On July 25, 1994, the Company reached its minimum third offering funding level of $250,000. As of March 31, 1996, the Company had raised $14,110,985 in gross proceeds from all three offerings.

The Company was organized for the purpose of investing in, improving, holding, and managing equity interests in a diversified number of commercial properties located in California and the West Coast, while qualifying as a Real Estate Investment Trust. Properties will be acquired for cash or on a moderately leveraged basis, with aggregate indebtedness not to exceed 50% of the purchase price of all properties on a combined basis. The Company intends to hold each property for approximately seven to ten years.

The Company's principal investment objectives are to invest in rental real estate properties which will:

  (1) Preserve and protect the Company's invested capital;
  (2) Provide shareholders with cash distributions; a portion of which will not constitute taxable income.
  (3) Provide capital gains through potential appreciation; and
  (4) Provide market liquidity through transferable shares of stock.

The Company qualifies as a Real Estate Investment Trust (REIT) for federal and state income tax purposes.

The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments, including national and local economic conditions, the supply and demand for similar types of properties, competitive marketing conditions, zoning changes, possible casualty losses, increases in real estate taxes, assessments, and operating expenses, as well as others.

The Company has engaged West Coast Realty Advisors, Inc. ("WCRA") to act as the Company's advisor. Pursuant to the terms of the advisory agreement, WCRA provides investment and financial advice and conducts the day-to-day operations of the Company. The Company, itself, has no employees.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1996 the Company declared dividends totaling $245,932 compared to the quarter ended March 31, 1995, the Company declared dividends totaling $171,972. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

During the quarter ended March 31, 1996 the Company raised an additional $794,236 in net proceeds as the result of the sale of shares from its third public offering. The Company has used the net proceeds from these offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company as is prudent given the amount of property now under ownership. All proceeds received during the first quarter of 1996 were added to cash balances, pending identification of additional properties expected to be purchased.

Management uses cash  as its primary  measure of the  Company's liquidity.   The
amount of cash that represents adequate liquidity for a real estate investment company, is dependent on several factors. Among them are:

  1.  Relative risk of the Company's operations;
  2.  Condition of the Company's properties;
  3. Stage in the Company's operating cycle (e.g., money-raising, acquisition, operating or disposition phase); and
  4.  Shareholders dividends.

The Company is adequately liquid and management believes it has the ability to generate sufficient cash to meet both short-term and long-term liquidity need, based upon the above four points.

The first point refers to the risk of the Company's investments. At March 31, 1996, the Company's excess funds were invested in a short-term money market fund. The purchase of rental properties have been made either entirely with cash or the use of moderate leverage. During the quarter ended March 31, 1996, notes payable pertaining to property acquisitions by the Company did not increase, while cash used in principal repayments of notes totaled $41,505. Although the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2003 through 2005. The Company is aware that prior to the time that these large payments come due, refinancing of the loans or the sale of the property(ies) will be necessary in order to protect the interests of the

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (CONTINUED)


Company's shareholders.    Furthermore,  most of  the  properties'  tenants  are
nationally known retailers or well-established business under long-term leases.

As to the second point, the Company's properties are in good condition without significant deferred maintenance obligations and are leased through "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

As to the third point, the Company was liquid at quarter-end since the Company is still operating in the "money-raising" stage. Virtually all funds raised were invested in a short-term money market fund. At quarter-end, the Company has allocated approximately $430,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $163,000 of cash held pending distribution to investors, $50,000 of cash to be used for current mortgage and accounts payable commitments, $109,000 in tenant security deposits, and the balance--$1,508,000-- expected to be invested in future property acquisitions. The Company's operations generated $305,567 in net operating cash flow in the quarter ended March 31, 1996 (net income plus depreciation expense). Thus, the Company is generating significant amounts of cash flow currently and could choose to withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

Fourth, the amount of dividends to shareholders was made at a level consistent with the amount of net income available after application of expenses. The Advisor is careful not to make distributions in excess of the income available. The Advisor expects to increase the level of dividends as additional funds are raised, and overhead expenses are spread over a large base of investors' funds.

Inflation and changing prices have not had a material effect on the Company's operations.

The Company currently has no external sources of liquidity, other than funds that potentially could be received from the sale of additional shares.

The Company currently has no material capital commitments.

The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Company's operations.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assists to Be Disposed of" (SFAS No.121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. This adoption had no effect on the statement of income for the quarter ended March 31, 1996.

Statements of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board
(FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company does not currently provide stock based compensation and accordingly does not expect adoption to have a material effect on its financial position or results of operations for the quarter ended March 31, 1996.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (CONTINUED)

RESULTS OF OPERATIONS

Operations for the quarter ended March 31, 1996 represented a full quarter of rental operations for the Blockbuster Video Building, Fresno Village Shopping Center, OPTO-22 Building, Riverside Marketplace, Brea, Technology Drive and Safeguard Building properties.

The net income for the quarter continued to be significantly larger than the prior quarter's amount due to the raising of additional funds and investment of such funds in a money market fund. The Company did not have any adverse events that significantly impacted net income during the quarter, and all properties that have been purchased by the Company have operated at levels equal to expectations. All tenants were current on their lease obligations.

Rental revenue increased $284,826 (93%) due to a full quarter ownership of the Technology Drive and Safeguard Business Systems properties. Interest income decreased $22,655 (50%) due primarily to lower cash and government securities balances in the first quarter of 1996 as compared to the first quarter of 1995.

Operating expenses increased $18,236 (151%) as a reflection of the additional properties owned during the quarter. Interest expense increased $86,254 (70%) as a reflection of the additional debt taken on in connection with additional property acquisition and refinancing activities. Despite the large debt amounts, the Company is still below the maximum 50% debt a maximum that is allowed by the Company's by-laws (debt was 49% of property cost (as defined in the by-laws) at March 31, 1996). General and administrative costs decreased $4,734 (20%) due to lower accounting, taxes, and general insurance expense costs related to the Company. Depreciation and amortization expense increased $44,151 (87%) as the result of the ownership of additional properties during 1996 as compared to 1995. Net income of $210,831 for 1996 was $71,142 (51%) higher than 1995.

The average number of shares outstanding during 1996 was 1,378,132 vs. 982,179 in 1995. Despite the greater number of shares outstanding, the net income per share increased from $.14 in 1995 to $.15 in 1996. The improvement in results is attributable to a larger percentage of the Company's assets being invested in income-producing real estate in 1996 than in 1995, as opposed to investments in relatively lower yielding money market investments.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (CONTINUED)

During the quarter ended March 31, 1996, the Company declared dividends totaling $245,932, compared to dividends of $171,972 declared for the quarter ended March 31, 1995. Cash basis income for the quarter ended March 31, 1996 was $305,567. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this quarter were $59,635 less than cash basis net income. In comparison, distributions in 1995 were $18,368 less than cash basis income. In either event, the Company continued to qualify as a REIT in 1995, and liquidity of the Company continues to be strong.

Cash resources increased $810,163 during 1996 compared to a $1,452,926 in 1995. This was the result of normal amounts of financing, and operating activities that were expected to take place during the quarter. Cash provided by operating activities increased $284,318 with the largest contributors being $305,567 in cash basis income and $17,698 decrease in other assets (primarily due to the write-off of prepaid insurance and amortization of intangibles) offset by a $30,326 increase in accounts receivable (increase in rent receivable due to recognition of rental income on a "straight-line" basis over the life of tenant leases) and a $8,621 decrease in accounts payable (primarily attributable to a decrease in normal trade payables). Financing activities provided an additional $525,845 in cash resources to the Company via the sale of additional shares in the Company ($794,326 in net proceeds), less cash dividends paid and payable of $226,886 and $41,505 in repayments on notes payable.

In summary then, the operating performance of the Company continued to improve as additional funds were raised, additional property was acquired, and all properties were operated profitably.

                       WEST COAST REALTY INVESTORS, INC.

                                    PART II

                       O T H E R    I N F O R M A T I O N


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

      (a) Information required under this section has been included in the financial statements.

      (b) Reports on Form 8-K
          None

                       WEST COAST REALTY INVESTORS, INC.

                              S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       WEST COAST REALTY INVESTORS, INC.
                                   (Registrant)

May 15, 1996                       By:  WEST COAST REALTY ADVISORS, INC.
                                            A California Corporation,
                                                    Advisor




                                         William T. Haas
                        Director and Executive Vice President / Secretary





May 15, 1996
                                         Michael G. Clark
                                     Vice President / Treasurer