Form 10-Q
period 1996-06-30
WEST COAST REALTY INVESTORS INC
filed 1996-08-14
CIK 858346

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  JUNE 30, 1996


                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                          to

                    Commission file number        0-24594

                       WEST COAST REALTY INVESTORS INC.
            (Exact name of registrant as specified in its charter)

                CALIFORNIA                           95-4246740
          (State or other Jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

                       5933 W. CENTURY BLVD., 9TH, FLOOR
                         LOS ANGELES, CALIFORNIA  90045
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 670-0800
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     u          No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 1,448,836 SHARES OUTSTANDING AS OF AUGUST 14, 1996.

               WEST COAST REALTY INVESTORS, INC.

ITEM 1.  FINANCIAL STATEMENTS

In the opinion of the Management of West Coast Realty Investors, Inc. (the "Company"), all adjustments necessary for a fair presentation of the Company's results for the six months ended June 30, 1996 and 1995, have been made in the following financial statements which are normal and recurring in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                       WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS
                JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                                 JUNE 30,      DECEMBER 31,
                                                   1996            1995

                                     ASSETS
RENTAL REAL ESTATE, net of
   accumulated depreciation (Note 2)         $19,474,817        $19,650,165
CASH                                           2,382,735          1,450,022
ACCOUNTS RECEIVABLE                              183,662            132,148
OTHER ASSETS (Note 3)                            147,677            160,563

                                             $22,188,891        $21,392,898

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DUE TO RELATED PARTY                          $   31,818         $  167,314
DIVIDENDS PAYABLE                                286,663            226,649
PREPAID RENT                                         ---             19,709
SECURITY DEPOSITS                                109,068            109,068
OTHER LIABILITIES                                 64,970             96,141
NOTES PAYABLE (Note 6)                         9,453,297          9,539,180

      TOTAL LIABILITIES                        9,945,816         10,158,061

COMMITMENTS AND CONTINGENCIES (NOTE 1)
STOCKHOLDERS' EQUITY (Notes 1, 7 and 8):
   Common Stock, $.01 par - shares authorized,
      1,500,000; issued and outstanding 1,448,836
      in 1996 and 1,322,404 in 1995               14,488             13,224
   Additional paid-in capital                 12,925,167         11,771,030
   Deficit                                      (696,580)          (549,417)

     TOTAL STOCKHOLDERS' EQUITY                12,243,075         11,234,837

                                              $22,188,891       $ 21,392,898

[FN]
                  See accompanying notes to financial statements.

               WEST COAST REALTY INVESTORS, INC.

              STATEMENTS OF STOCKHOLDERS' EQUITY
                SIX MONTHS ENDED JUNE 30, 1996
                          (UNAUDITED)
                                                     ADDITIONAL
                                   COMMON    STOCK     PAID-IN
                                   SHARES    AMOUNT    CAPITAL      DEFICIT
BALANCE, DECEMBER 31, 1995       1,322,404  $13,224   $11,771,030  $(549,417)

Issuance of stock, net             126,432    1,264     1,154,137       ---

Net income                             ---      ---           ---    385,127

Dividends declared (Note 8)            ---      ---           ---   (532,290)


BALANCE, JUNE 30, 1996           1,448,836  $14,488   $12,925,167  $(696,580)


                SIX MONTHS ENDED JUNE 30, 1995
                          (UNAUDITED)

                                                        ADDITIONAL
                                        COMMON STOCK      PAID-IN
                                     SHARES     AMOUNT    CAPITAL     DEFICIT

BALANCE, DECEMBER 31, 1994          911,986   $9,120    $8,141,447  $(394,427)

Issuance of stock, net              204,736    2,047     1,821,422        ---

Net income                              ---      ---           ---    294,474

Dividends declared (Note 8)             ---      ---           ---   (366,900)

BALANCE, JUNE 30, 1995            1,116,722   $11,167   $9,962,869  $(466,853)

[FN]
        See accompanying notes to financial statements.

               WEST COAST REALTY INVESTORS, INC.
                     STATEMENTS OF INCOME
       THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (UNAUDITED)
                        THREE MONTHS  THREE MONTHS   SIX MONTHS    SIX MONTHS
                           ENDED          ENDED         ENDED         ENDED
                          JUNE 30,       JUNE 30,      JUNE 30,      JUNE 30,
                            1996          1995          1996           1995
REVENUE:

Rental                    $564,777       $384,388    $1,154,381      $691,466
Interest                    27,877         28,466        50,590        73,834

                           592,654        412,854     1,204,971       765,300


EXPENSES:
Operatin                    42,445         21,391        72,763        48,334
Property taxes              18,259         10,801        37,398        21,603
Property management fees-
  related party (Note 5(e)) 25,091          9,598        51,198        18,756
Interest                   208,979        121,855       419,140       245,762
General & administrative    30,705         27,432        49,872        36,492
Depreciation & amortization 94,736         59,044       189,473       109,629
Realized (gain) from investment in
  government securities        ---         (9,750)          ---        (9,750)
Change inn unrealized loss from investment
  government securities        ---         19,977           ---           ---

                           420,215        260,348       819,844       470,826

NET INCOME                $172,439       $152,506      $385,127      $294,474


NET INCOME
   PER SHARE (NOTE 8)         $.12           $.14          $.28         $.28

[FN]
        See accompanying notes to financial statements.

                      WEST COAST REALTY INVESTORS, INC.
                           STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)

                                                    SIX MONTHS      SIX MONTHS
                                                       ENDED          ENDED
                                                  JUNE 30, 1996  JUNE 30, 1995
Cash Flow from operating activities:
  Net income                                         $385,127        $294,474
  Adjustment to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                     189,473         109,629
    Proceeds from sales (purchases)
      of government securities                            ---       1,229,963
    Realized gain investment in government                ---          (9,750)
    Increase in unrealized loss from
      investment - government securities                  ---          19,977
Increase (decrease) from changes in:
     Accounts receivable                             (51,514)          69,364
     Other assets                                      12,886        (63,129)
     Account payable and other liabilities          (166,667)          34,612
     Prepaid rent and security deposit               (19,709)          78,051

Net cash provided by operating activities            349,596        1,763,191

Cash flows from investing activities:
     Additions to rental real estate                     ---       (4,901,485)

Net cash (used in) investing activities                  ---       (4,901,485)

Cash flows from financing activities:
     Issuance of stock, net                           921,924       1,823,469
     Proceeds from notes payable                          ---       2,276,750
     Repayments on notes payable                     (85,883)        (25,107)
     Dividends paid                                 (312,938)       (373,773)
     Dividends payable                                 60,014          26,372

Net cash provided by financing activities             583,117       3,727,711

Net cash increase in cash and cash equivalents        932,713         589,417

Cash and cash equivalents at beginning of period    1,450,022         495,829

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $2,382,735      $1,085,246

[FN]
                See accompanying notes to financial statements.

                          WEST COAST REALTY INVESTORS, INC.

                            SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying balance sheet as of June 30, 1996, the income statements and statements of cash flow for the six months periods ended June 30, 1996, and 1995 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the six month period ended June 30, 1996, are not necessarily indicative of results to be expected for the year ended December 31, 1996.


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

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                              AND DECEMBER 31, 1995


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

Dividends are declared and accrued based approximately upon the previous quarter's income from operations before depreciation and amortization.

NOTE 2 - RENTAL PROPERTIES

The Company owns the following income-producing properties

                                                                ORIGINAL
LOCATION (PROPERTY NAME)      DATE PURCHASED                 ACQUISITION
                                                                    COST
Huntington Beach, California
(Blockbuster)                February 26, 1991               $ 1,676,210
Fresno, California             May 14, 1993                    1,414,893
Huntington Beach, California
(OPTO-22)                   September 15, 1993                 2,500,001
Brea, California               March 4, 1994                   2,248,343
Riverside, California        November 29, 1994                 3,655,500
Tustin, California
(Safeguard)                     May 22, 1995                   4,862,094
Fremont, California
(Technology Drive)           October 31, 1995                  3,747,611

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                       AND DECEMBER 31, 1995 (Continued)

NOTE 2 - RENTAL PROPERTIES (CONTINUED)

The major categories of property are:

                                   JUNE 30, 1996       DECEMBER 31, 1995

Land                                $  6,586,920            $  6,586,920
Buildingsand improvements             13,517,732              13,517,732

                                      20,104,652              20,104,652
Less accumulated depreciation            629,835                 454,487

Net rental properties              $  19,474,817           $  19,650,165


A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue. Specifically:

     Four tenants accounted for 27%, 19%, 19% and 12%, respectively, in 1996; Four tenants accounted for 24%, 20%, 15% and 10%, respectively, in 1995.


NOTE 3 - OTHER ASSETS

      Other assets consists of the following:

                                      JUNE 30, 1996      DECEMBER 31, 1995

Deposits and prepaid expenses             $42,163           $40,923
Organization costs                         14,330            14,330
Loan origination fees                     139,056           139,056

                                          195,549           194,309
Less accumulated amortization              47,872            33,746

Net other assets                         $147,677          $160,563

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (Continued)


NOTE 4 - FUTURE MINIMUM RENTAL INCOME

As of June 30, 1996 and December 31, 1995, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                           JUNE 30, 1996    DECEMBER 31,1995


      1996 .................................. $922,907      $2,046,963
      1997 ..................................1,925,526       1,925,526
      1998 ..................................1,841,270       1,841,270
      1999 ..................................1,772,331       1,772,331
      2000 ..................................1,645,181       1,645,181
      Thereafter .......................... 10,166,258      10,166,258

      Total                                $18,273,473     $19,397,529



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

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996, AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (Continued)

During the periods presented, the Company had the following related party transactions:

     (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                 SIX MONTHS ENDED    FOR THE YEAR ENDED
                                  JUNE 30, 1996      DECEMBER 31, 1995

  Syndication fees                   $37,041             $150,429
  Acquisition & financing fees         ---                444,795
  Overhead expenses                    6,000               12,000

                                     $43,041             $607,224


     (b) At June 30, 1996 and December 31, 1995, the Advisor owned 22,505 shares of the issued and outstanding shares of the Company.

     (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $84,496 for the six months ended June 30, 1996 and $151,954 for the six months ended June 30, 1995.

     (d) A financing fee of $26,204 was paid in January 1995 in connection with the refinancing of the notes on the Brea property (Note 6).

     (e) Property management fees earned by WCRM totaled $25,091 and $9,598 for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, WCRM earned $51,198 and $18,756, respectively in property management fees.

     (f)  The Corporation had related party accounts payable as follows:

                                        JUNE 30, 1996     DECEMBER 31, 1995

    Associated Financial Group          $         ---              $ 40,143
    West Coast Realty Management               23,235                15,369
    West Coast Realty Advisors                  8,583               111,802

                                              $31,818              $167,314

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996, AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (Continued)


NOTE 6 - NOTES PAYABLE

Notes payable are made up of the following:
                                                        JUNE 30,  DECEMBER 31,
                                                             1996        1995
8.25% promissory note secured by a Deed of Trust
on the Fresno Property, monthly principal and interest
payments are $5,244, due August 1, 2003 ................$ 633,883    $ 639,182

Variable rate promissory note secured by a Deed
of Trust on the OPTO-22 property, interest rate
adjustments are monthly and are based on the 11th
District cost of funds rate plus 3% (7.874% at
March 31, 1996), and may never go below 6.5%
or above 11.0%, monthly principal and interest
payments are $11,702, due October 1, 2003 ..............1,716,469    1,721,993

8.25% promissory note secured by a Deed of Trust on
the Blockbuster property, interest rate adjusts
to the 5-year Treasury rate plus 350 basis points
on February 1, 1999, monthly principal and interest
payments are $4,934, due February 1, 2004 ..............  575,115      579,923

9.25% promissory note secured by a Deed of Trust
on the Riverside property, monthly principal and
interest payments are $9,988, due November 8, 2004 .... 1,181,520    1,185,778

Variable rate promissory note secured by a Deed of Trust
on the Brea property, interest rate is 9.5% until March 1,
2000 (and each succeeding March 1st) when interest rate
adjusts to the Moody's corporate bond index daily rate
plus 0.125%, monthly principal and interest payments
vary depending upon interest rates and are currently
$8,737, due March 1, 2020 .........................      986,989       992,379

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996, AND 1995 (UNAUDITED)
                       AND DECEMBER 31, 1995 (Continued)


NOTE 6 - NOTES PAYABLE (CONT.)

                                                      JUNE 30,    DECEMBER 31,
                                                         1996           1995

9.625% promissory note secured by a Deed of Trust
on the Safeguard property, monthly principal and
interest payments are $24,191, due February 1,
2005 ...................................             $2,195,845     $2,234,231

Variable rate promissory note secured by a Deed of Trust
on the Fremont property, interest rate equals the current
Treasury rate plus 1.65% (8.24% at March 31,1996),
monthly principal and interest payments vary depending
upon interest rates and are currently $18,898, due
August1,2015.................................          2,163,476     2,185,694

                                                      $9,453,297    $9,539,180


The carrying amount is a reasonable estimate of fair value of notes payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at June 30, 1996 and December 31, 1995 are as follows:

      YEAR ENDING                         JUNE 30, 1996      DECEMBER 31, 1995

      1996 ..................................     $918,437      $1,004,320
      1997 .................................     1,004,320       1,004,320
      1998 ..................................    1,004,320       1,004,320
      1999 ..................................    1,004,320       1,004,320
      2000 ..................................    1,004,320       1,004,320
      Thereafter ............................    4,517,580       4,517,580

      Total                                     $9,453,297      $9,539,180

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996, AND 1995 (UNAUDITED)
                       AND DECEMBER 31, 1995 (Continued)

NOTE 7 - DIVIDEND REINVESTMENT PLAN

The Company has established a Dividend Reinvestment Plan (the "Plan") whereby cash dividends will, upon election of the shareholders, be used
to  purchase additional shares of the Company.   The shareholders'
participation in the  Plan may be terminated at any time.

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE

Net Income Per Share for the six months ended June 30, 1996 and 1995 was computed using the weighted average number of outstanding shares of 1,385,908 and 1,038,625, respectively.

Dividends declared during the first six months 1995 and 1996 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1995          911,986          $ 0.060             $54,719
February 1, 1995         945,136            0.060              56,708
March 1, 1995          1,009,084            0.060              60,545
April 1, 1995          1,069,048            0.060              64,143
May 1, 1995            1,109,204            0.060              66,552
June 1, 1995           1,109,704            0.060              66,582

TOTAL                                                        $369,249

January 1, 1996        1,325,404            0.0600            $79,524
February 1, 1996       1,371,794            0.0600             82,308
March  1, 1996         1,401,664            0.0600             84,100
April 1, 1996          1,413,736            0.0666             94,155
May 1, 1996            1,445,236            0.0666             96,253
June 1, 1996           1,448,836            0.0666             96,492

TOTAL                                                        $532,832

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
        THREE  AND SIX MONTHS ENDED JUNE 30, 1996, AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (Continued)


NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new Standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The partnership elected adoption of SFAS No.121 on January 1, 1996. This adoption had no effect on the statement of income for the six months ended June 30, 1996, as there were no impairment amounts recorded during the period.

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after
December  15, 1995.   The new standard  establishes a  fair value  method
of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company does not currently provide stock based compensation and adoption does not have a material effect on its financial position or results of operations for the six months ended
June 30, 1996.

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
        THREE  AND SIX MONTHS ENDED JUNE 30, 1996, AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (Continued)


NOTE 10 - SUBSEQUENT EVENT

(a) In July 1996, the Company paid dividends totaling $286,900 ($0.0666 per share per monthly record date), payable to shareholders of record on April 1, May 1, and June 1, 1996, respectively (Note 8).

(b) In August 1996, the Company acquired from unrelated parties, two light industrial buildings located in Sacramento, California. The total consideration paid by the Company includes $1,725,000 to be paid to the Sellers, $17,000 in legal, appraisal and closing costs and $86,500 in
Acquisition Fees paid to  the Advisor.   There  is financing on each
building of the  Property that is  being assumed by  the Company.   Financing
of approximately $339,000, on the first building provided by Business & Professional Bank, was assumed at an annual fixed percentage rate of 10%, due in November 2001, amortized over a twenty-five year period with monthly
principal and  interest  payments  of  approximately $3,413.   Financing of
approximately $385,000, on the second building provided by Heller First Capital Corp., was assumed at an annual fixed percentage rate of 8%, due in June 2018, amortized over a twenty-five year period with monthly principal and interest payments of approximately $3,126. The total amount of financing/assumption fees that the Company is paying in connection with the assumption of the above two loan is $3,814.

     Thus in summary, the balance of the debt at the time of purchase was approximately $724,000 with the remaining cost of acquisition,
including financing fees, being paid in cash ($1,108,000).   The source of
cash was  funds received in connection with the sale of the Company's shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     West  Coast Realty Investors,  Inc. is  a Delaware  corporation, formed on October 26, 1989. The Company began offering for sale shares of Common Stock
on April 20, 1990.   On August 30,  1990, the Company  reached its minimum
initial offering funding level of $1,000,000. A secondary offering of shares was begun on May 14, 1992. On November 30, 1992 the Company reached its minimum secondary offering funding level of $250,000. A third offering of shares was begun on June 3, 1994. On July 25, 1994, the Company reached its
minimum third  offering funding level  of  $250,000.   As  of June  30,  1996,
the  Company  had  raised $14,462,708 in gross proceeds from  all four
offerings.    A fourth offering  of shares was began on May 6, 1996.  As of
August 10, 1996 $495,000 had been raised from the sale of these shares; however, no funds had been released from an escrow account yet.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996 the Company declared dividends totaling $532,290, compared to the six months ended June 30, 1995,
when  the Company declared  dividends  totaling $366,900.    Dividends are
determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

During the six months ended June 30, 1996 the Company raised an additional $921,924 in net proceeds as the result of the sale of shares
from its  third public offering.   The  Company used  the  net proceeds
from this offering to purchase an additional income-producing property in August 1996 and to add to the cash reserve balances of the Company as is prudent given  the amount  of property now under ownership.

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

The first point refers  to the risk  of the Company's  investments. At
June 30, 1996, the Company's excess funds were invested in a short-term money market fund. The purchase of rental properties have been made either entirely with cash or the use of moderate leverage. During the six months ended June 30, 1996, notes payable pertaining to property acquisitions by the Company did not increase, while cash used in principal repayments of notes totaled $85,883. Although the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2003 through 2005. The Company is aware that prior to the time that these large payments come due, refinancing of the loans or the sale of the property(ies) will be necessary in order to protect the interests of the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)


Company's shareholders.    Furthermore,  most of  the  properties'  tenants
are nationally known retailers or well-established business under long-term leases.

As to the second point, the Company's properties are in good condition without significant deferred maintenance obligations and are leased through "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

As to the third point, the Company was liquid at June 30, 1996 since the Company is still operating in the "money-raising" stage. Virtually all
funds  raised were invested in  a short-term  money market fund.   As  of
June  30, 1996,  the Company has allocated  approximately $430,000 towards a "reserve"  fund (3%  of gross funds raised, as disclosed in the Company's
latest prospectus),   $287,000 of cash held pending distribution to
investors, $50,000 of cash to be used for current mortgage and accounts payable commitments, $109,000 in tenant security deposits, and the balance--$1,507,000-- expected to be invested in future property
acquisitions.    The Company's  operations  generated $574,600  in  net
operating cash flow in the six months ending June 30, 1996 (net income plus depreciation expense). Thus, the Company is generating significant amounts of cash flow currently and could choose to withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

In August 1996, the Company acquired from unrelated parties, two light industrial buildings located in Sacramento, California. The total consideration paid by the Company includes $1,725,000 to be paid to the Sellers, $17,000 in legal, appraisal and closing costs and $86,500 in
Acquisition Fees paid to  the Advisor.   There  is financing on each
building of the  Property that is  being assumed by  the Company.   Financing
of approximately $339,000, on the first building provided by Business & Professional Bank, was assumed at an annual fixed percentage rate of 10%, due in November 2001, amortized over a twenty-five year period with monthly
principal and  interest  payments  of  approximately $3,413.   Financing of
approximately $385,000, on the second building provided by Heller First Capital Corp., was assumed at an annual fixed percentage rate of 8%, due in June 2018, amortized over a twenty-five year period with monthly principal and interest payments of approximately $3,126. The total amount of financing/assumption fees that the Company is paying in connection with the assumption of the above two loan is $3,814.

Thus in summary, the balance of the debt at the time of purchase was approximately $724,000 with the remaining cost of acquisition, including financing fees, being paid in cash ($1,108,000). The source of cash was funds received in connection with the sale of the Company's shares.


NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assists to Be Disposed of" (SFAS No.121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The partnership elected adoption of SFAS No.121 on January 1, 1996. This adoption had no effect on the statement of income for the six months ended June 30, 1996, as there were no impairment amounts recorded during the period.

Statements of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company does not currently provide stock based compensation and accordingly does not expect adoption to have a material effect on its financial position or results of operations for the six months ended June 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

RESULTS OF OPERATIONS

Operations for the six months ended June 30, 1996 represents a full six months of rental operations for the Blockbuster Video Building, Fresno Village Shopping Center, OPTO-22 Building, Riverside Marketplace, Brea, Technology Drive and Safeguard Building properties.

The net  income  for  the  six  months ended  June  30,  1996  continued
to be significantly larger than the prior six months ended June 30, 1995 amount due to the raising of additional funds and investment of such funds in a money market fund. The Company did not have any adverse events that significantly impacted net income during the six months ending
June 30, 1996, and all properties  that have  been  purchased  by  the
Company   have  operated  at  levels  equal   to expectations.  All tenants
were current on their lease obligations.

For the six months ending June 30, 1996 rental revenue increased $462,915 (67%) due to a full six months ownership of the Technology Drive and Safeguard Business Systems properties. Interest income decreased $23,244 (32%) due primarily to lower cash and government securities balances in the first six months of 1996 as compared to the first six months of 1995.

Operating expenses increased $24,429 (51%) as a reflection of the additional properties owned during the six months ending June 30, 1996. Interest expense increased $173,378 (71%) as a reflection of the additional debt taken on in connection with additional property acquisition and refinancing activities. Despite the large debt amounts, the Company is still below the maximum 50% debt maximum that is allowed by the Company's by-laws (debt was 47% of property cost (as defined in the by-laws) at June 30, 1996). General and administrative costs increased $13,380 (37%) due to higher accounting, consulting fees, taxes and
general insurance  expense  costs related  to  the Company.    Depreciation
and amortization expense increased $79,844 (73%) as the result of the ownership of additional properties during the six months ending
June 30, 1996 as compared to the six months ending June 30, 1995. Net income of $385,127 as of June 30, 1996 was $90,653 (31%) higher than the six months ending June 30, 1995.

The weighted average number of shares outstanding at June 30, 1996 was
1,385,908 vs. 1,038,625 in 1995.   Despite the greater  number of shares
outstanding, the net income per share for the first six months of the year remained unchanged at $.28 at June 30, 1996 and 1995. The Company did not realize an improvement in net income per share due to a larger percentage of the Company's assets being invested in relatively lower yielding money market investments as opposed to income-producing real estate during the second quarter of 1996, compared to the second quarter of 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

During the six months ended June 30, 1996, the Company declared dividends totaling $532,290, compared to dividends of $366,900 declared for the six months ended June 30, 1995. Cash basis income for the six months ended June 30, 1996 was $574,600. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this six months ending June 30, 1996 were $42,310 less than cash basis net income. In comparison, distributions in the six months ending June 30, 1995 were $34,854 less than cash basis income. In either event, the Company continued to qualify as a REIT in 1996, and liquidity of the Company continues to be strong.

Cash resources increased  $932,713 during the  six months ending
June 30,  1996 compared to a $589,417 for the  six months ending
June 30,  1995.  This was  the result of  normal  amounts of  financing, and operating activities that were expected to take place during the six months ending June 30, 1996. For the six months ending June 30, 1996, cash provided by operating activities increased $349,596 with the largest contributors being $574,600 in cash basis income and $12,886 decrease in other assets (primarily due to the write-off of prepaid insurance and amortization of intangibles) offset by a $166,667 decrease in accounts payable (primarily attributable to a decrease in normal trade payables) and a $51,514 increase in accounts receivable (increase in rent receivable due to recognition of rental income on a "straight-line" basis over the life
of tenant leases).   In  contrast, during  the  six months  ending
June  30,  1995, $1,763,191 was provided by operating activities.   This
resulted primarily from cash basis income of $404,103 (net income plus depreciation expense), plus $1,229,963 in proceeds received in liquidation of a government securities account. There were no investing activities for the six months ending June 30, 1996. In contrast, $4,901,485 was used in investing activities for the six months ending
June 30,  1995,   resulting from  the purchase  of the  Safeguard Building
in May  1995.    For the  six months  ending June  30, 1996,  financing
activities provided an additional $583,117 in cash resources to the Company via the sale of additional shares in the Company ($921,924 in net proceeds), less cash dividends paid and payable of $252,924 and $85,883 in repayments on notes payable. In contrast, $3,727,711 was provided by financing activities for the six months ended June 30, 1995. This resulted primarily from $2,276,750 in proceeds borrowed for the purchase of the Safeguard Building in May 1995, plus $1,823,469 from the sale of additional shares in the Company, offset by cash dividends paid and payable of $347,401 and $25,107 in repayments on notes payable.

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

      (b) Reports on Form 8-K
          None

                       WEST COAST REALTY INVESTORS, INC.

                              S I G N A T U R E S


     Pursuant to the require ments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       WEST COAST REALTY INVESTORS, INC.
                                   (Registrant)





August 14, 1996                         By:  WEST COAST REALTY ADVISORS, INC.
                                                 A California Corporation,
                                                         Advisor


                                         Neal E. Nakagiri
                                   Vice President / Secretary





August 14, 1996
                                         Michael G. Clark
                                     Vice President / Treasurer