Form 10-Q
period 1996-09-30
WEST COAST REALTY INVESTORS INC
filed 1996-11-13
CIK 858346

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549   (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended                 SEPTEMBER 30, 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
OF  COMMON  STOCK,  AS  OF  THE  LATEST  PRACTICABLE  DATE.    1,550,607
SHARES OUTSTANDING AS OF NOVEMBER 7, 1996.

                       WEST COAST REALTY INVESTORS, INC.

ITEM 1.  FINANCIAL STATEMENTS

     In the opinion of the Management of West Coast Realty Investors, Inc. (the "Company"), all adjustments necessary for a fair presentation of the Company's results for the three and nine months ended September 30, 1996 and 1995, have been made in the following financial statements which are
of normal  recurring entries in nature.   However, such  financial statements
are unaudited and are subject to any year-end adjustments that may be necessary.

                                 BALANCE SHEETS
              SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                                                September 30,    December 31,
                                                    1996             1995
ASSETS

RENTAL REAL ESTATE, net of
   accumulated depreciation (Notes 2 & 4)       $21,211,737       $19,650,165
CASH AND CASH EQUIVALENTS                         1,679,934         1,450,022
ACCOUNTS RECEIVABLE                                 241,164           132,148
OTHER ASSETS (Note 3)                               160,444           160,563

                                                $23,293,279       $21,392,898

LIABILITIES AND STOCKHOLDERS' EQUITY

DUE TO RELATED PARTY (Note 5 (f))                   $26,437          $167,314
DIVIDENDS PAYABLE                                   292,531           226,649
PREPAID RENT                                           ---             19,709
SECURITY DEPOSITS                                   112,334           109,068
OTHER LIABILITIES                                   158,556            96,141
NOTES PAYABLE (Note 6)                           10,129,735         9,539,180

      TOTAL LIABILITIES                          10,719,593        10,158,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Notes 1, 7 and 8):
Common Stock, $.01par-shares autorized, 5,000,000;
issued and outstanding;  1,222,912 outstanding
in 1995, and 911,986 outstanding in 1994             15,007            13,224
Additional paid-in capital                       13,376,348        11,771,030
Distributions in excess of earnings                (817,669)         (549,417)
           TOTAL STOCKHOLDERS' EQUITY            12,573,686        11,234,837

                                                $23,293,279       $21,392,898

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                                       ADDITIONAL
                                 COMMON        STOCK    PAID - IN
                                 SHARES       AMOUNT     CAPITAL      DEFICIT
BALANCE, DECEMBER 31, 1995    1,322,404      $13,224  $11,771,030   $(549,417)

Issuance of stock, net          178,342        1,783    1,584,406        ----

Equity contribution by Affiliate
through expense reimbursement      ----         ----       20,912        ----

Net income                         ----         ----         ----     556,807

Dividends declared (Note 8)        ----         ----         ----    (825,059)

BALANCE, SEPTEMBER 30, 1996   1,500,746      $15,007  $13,376,348   $(817,669)


                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)
                                                       ADDITIONAL
                                 COMMON        STOCK    PAID - IN
                                 SHARES       AMOUNT    CAPITAL      DEFICIT
BALANCE, DECEMBER 31, 1994      911,986       $9,120  $8,141,447   $(394,427)

Issuance of stock, net          310,926        3,109   2,723,256        ----

Net income                         ----         ----       ----      447,378

Dividends declared (Note 8)        ----         ----       ----     (577,617)

BALANCE,SEPTEMBER 30, 1995    1,222,912      $12,229  $10,864,703  $(524,666)

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                              STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                   THREE      THREE       NINE        NINE
                                   MONTHS     MONTHS     MONTHS      MONTHS
                                   ENDED      ENDED       ENDED       ENDED
                                 SEPTEMBER  SEPTEMBER   SEPTEMBER   SEPTEMBER
                                  30, 1996   30, 1995   30, 1996    30, 1995
REVENUES:
Rental                            $618,081    $461,178  $1,772,462  $1,152,645
Interest                            19,974      19,019      70,564      92,853

                                   638,055     480,197   1,843,026   1,245,498

COSTS AND EXPENSES:
Operating                           40,405      38,857      83,061      75,350
Property taxes                      18,528      10,801      55,927      32,404
Property management fees-
 -related party (Note 5 (e))        27,015      12,823      78,213      31,579
Interest                           220,187     168,594     639,327     414,356
General and administrative          25,563      21,015     105,542      69,349
Depreciation and amortization       98,764      75,203     288,237     184,832
Advisory fees                       35,912        ----      35,912        ----
Realized (gain) from  investment
in government securities              ----        ----        ----      (9,750)

                                   466,375     327,293   1,286,219     798,120

NET INCOME                        $171,679    $152,904    $556,807    $447,378

NET INCOME PER SHARE (NOTE 8)        $.12        $.13         $.39       $.41

[FN]

                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                         NINE MONTHS ENDED  NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                1996               1995
Cash flows from operating activities:
Net income                                         $556,807          $447,378
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and amortization                    288,237           184,832
   Proceeds from sales of government
   securities account                                  ----         1,229,963
   Realized (gain) from investment in
   government securities                               ----            (9,750)
   Increase in unrealized loss from
   investment in government securities                 ----            19,977
Increase (decrease) from changes in:
     Accounts receivable                          (109,016)           (38,534)
     Other assets                                      119             10,624
     Accounts payable and other liabilities        (78,462)           126,342
     Security deposits and prepaid rents           (16,443)            68,472

Net cash provided by operating activities          641,242          2,039,304

Cash flows from investing activities:
    Additions to rental real estate             (1,828,500)        (4,901,485)
Cash (used in) investing activities             (1,828,500)        (4,901,485)

Cash flows from financing activities:
   Issuance of stock, net                         1,579,005          2,645,775
   Proceeds from notes payable                      724,465          2,276,750
   Equity  contribution  by  Affiliates
   through expense reimbursements                    20,912              ----
   Repayment of notes payable                     (133,910)           (49,816)
   Dividends payable                                 65,882             41,142
   Dividends paid                                 (839,184)          (507,572)
Net cash provided by financing activities         1,417,170          4,406,279

Net increase in cash and cash equivalents           229,912          1,544,098

Cash and cash equivalents at beginning
of period                                         1,450,022            495,829

CASH AND  CASH  EQUIVALENTS  AT  END OF
PERIOD                                           $1,679,934         $2,039,927

[FN]

                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                         SUMMARY OF ACCOUNTING POLICIES
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                              AND DECEMBER 31, 1995

BASIS OF PRESENTATION

The accompanying balance sheet as of September 30, 1996, the income statements and statements of cash flow for the nine months periods ended September 30, 1996, and 1995 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of results to be expected for the year ended December 31, 1996.


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

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                              AND DECEMBER 31, 1995


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

NOTE 2 - RENTAL PROPERTIES

The Company owns the following income-producing properties

                                                                ORIGINAL
LOCATION (PROPERTY NAME)        DATE PURCHASED               ACQUISITION
                                                                    COST
Huntington Beach, California
(Blockbuster)                  February 26, 1991             $ 1,676,210
Fresno, California               May 14, 1993                  1,414,893
Huntington Beach, California
(OPTO-22)                     September 15, 1993               2,500,001
Brea, California                 March 4, 1994                 2,248,343
Riverside, California          November 29, 1994               3,655,500
Tustin, California
(Safeguard)                      May 22, 1995                  4,862,094
Fremont, California
(Technology Drive)             October 31, 1995                3,747,611
Sacramento, California
(Java City)                     August 2, 1996                 1,828,500

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                       AND DECEMBER 31, 1995 (Continued)

NOTE 2 - RENTAL PROPERTIES (CONTINUED)

The major categories of property are:

                                SEPTEMBER 30, 1996     DECEMBER 31, 1995

Land                                  $  7,401,126          $  6,586,920
Buildings and improvements              14,532,025            13,517,732

                                        21,933,151            20,104,652
Less accumulated depreciation              721,414               454,487

Net rental properties                $  21,211,737         $  19,650,165


A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue. Specifically:

   Four tenants accounted for 27%, 19%, 19% and 12%, respectively, in 1996; Four tenants accounted for 24%, 20%, 15% and 10%, respectively, in 1995.


NOTE 3 - OTHER ASSETS

      Other assets consists of the following:

                                  SEPTEMBER 30, 1996    DECEMBER 31, 1995


Deposits and prepaid expenses             $58,300           $40,923
Organization costs                         14,330            14,330
Loan origination fees                     142,870           139,056

                                          215,500           194,309
Less accumulated amortization              55,056            33,746

Net other assets                         $160,444          $160,563

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (Continued)

NOTE 4 - FUTURE MINIMUM RENTAL INCOME

As of September 30, 1996 and December 31, 1995, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                      SEPTEMBER 30, 1996   DECEMBER 31,1995

      1996 .................................. $379,048      $2,046,963
      1997 ..................................1,925,526       1,925,526
      1998 ..................................1,841,270       1,841,270
      1999 ..................................1,772,331       1,772,331
      2000 ..................................1,645,181       1,645,181
      Thereafter .......................... 10,166,258      10,166,258

      Total                                $17,729,614     $19,397,529



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

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (Continued)

During the periods presented, the Company had the following related party transactions:

     (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                NINE MONTHS ENDED      FOR THE YEAR ENDED
                                SEPTEMBER 30, 1996     DECEMBER 31, 1995

 Syndication fees                    $56,805             $150,429
 Acquisition & financing fees         78,177              444,795
 Advisory fees                        35,912                 ----
 Overhead expenses                     9,000               12,000

                                     $179,894            $607,224


     (b) At September 30, 1996 and December 31, 1995, the Advisor owned 22,505 shares of the issued and outstanding shares of the Company.

     (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $119,083 for the nine months ended September 30, 1996 and $233,929 for the nine months ended September 30, 1995. Monitoring fees payable to ASC, in accordance with the provisions of the current offering which was effective May 7, 1996, totaled $93.

     (d) A financing fee of $26,204 was paid in January 1995 in connection with the refinancing of the notes on the Brea property (Note 6).

     (e) Property management fees earned by WCRM totaled $27,015 and $12,823 for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, WCRM earned $78,213 and $31,579, respectively in property management fees.

     (f) The Corporation had related party accounts payable (receivable) as follows:

                                      SEPTEMBER 30,     DECEMBER 31, 1995
                                          1996

  Associated Financial Group            $     ---              $ 40,143
  Associated Securities Corp.                  93                   ---
  West Coast Realty Management             27,015                15,369
  West Coast Realty Advisors                (671)               111,802

                                          $26,437              $167,314

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (Continued)


NOTE 6 - NOTES PAYABLE

Notes payable are made up of the following:
                                                   SEPTEMBER 30,  DECEMBER 31,
                                                      1996            1995

8.25% promissory note secured by a Deed of Trust
on the Fresno Property, monthly principal and interest
payments are $5,244 due August 1, 2003 ............   $ 630,852    $ 639,182

Variable rate promissory note secured by a Deed
of Trust on the OPTO-22 property, interest rate
adjustments are monthly and are based on the 11th
District cost of funds rate plus 3% (7.819% at
September 30, 1996), and may never go below 6.5%
or above 11.0%, monthly principal and interest
payments are $12,429, due October 1, 2003 ..........  1,712,734    1,721,993

8.25% promissory note secured by a Deed of Trust on
the Blockbuster property, interest rate adjusts
to the 5-year Treasury rate plus 350 basis points
on February 1, 1999, monthly principal and interest
payments are $4,934, due February 1, 2004 ..........    572,154      579,923

9.25% promissory note secured by a Deed of Trust
on the Riverside property, monthly principal and
interest payments are $9,988, due November 8, 2004 .  1,179,464    1,185,778

Variable rate promissory note secured by a Deed of Trust
on the Brea property, interest rate is 9.5% until March 1,
2000 (and each succeeding March 1st) when interest rate
adjusts to the Moody's corporate bond index daily rate
plus 0.125%, monthly principal and interest payments
vary depending upon interest rates and are currently
$8,737, due March 1, 2020 .....................         984,197      992,379

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995 (UNAUDITED)
                       AND DECEMBER 31, 1995 (Continued)


NOTE 6 - NOTES PAYABLE (CONT.)

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                    1996              1995

9.625% promissory note secured by a Deed of Trust
on the Safeguard property, monthly principal and
interest payments are $24,191, due February 1,
2005 .......................................        $2,175,951    $2,234,231

Variable rate promissory note secured by a Deed of Trust
on the Fremont property, interest rate equals the current
Treasury rate plus 1.65% (8.24% at September 30,1996),
monthly principal and interest payments vary depending
upon interest rates and are currently $18,898, due
August 1, 2015 ..............................        2,152,258     2,185,694

10% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,413, due November 1, 2018..............         337,989           ---

8% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,126, due June 1, 2018..................         384,136           ---

                                                   $10,129,735    $9,539,180

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995 (UNAUDITED)
                       AND DECEMBER 31, 1995 (Continued)

The carrying amount is a reasonable estimate of fair value of notes payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at September 30, 1996 and December 31, 1995 are as follows:

      YEAR ENDING                     SEPTEMBER 30, 1996    DECEMBER 31, 1995

     1996 ...............................       $878,491           $1,004,320
     1997 ...............................      1,019,011            1,004,320
     1998 ...............................      1,020,397            1,004,320
     1999 ...............................      1,021,915            1,004,320
     2000 ...............................      1,023,579            1,004,320
     Thereafter .........................      5,166,342            4,517,580

     Total                                   $10,129,735           $9,539,180



NOTE 7 - DIVIDEND REINVESTMENT PLAN

The Company has established a Dividend Reinvestment Plan (the "Plan") whereby cash dividends will, upon election of the shareholders, be used
to  purchase additional shares of the Company.   The shareholders'
participation in the  Plan may be terminated at any time.

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
     THREE  AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (Continued)

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE

Net Income Per Share for the nine months ended September 30, 1996 and 1995 was computed using the weighted average number of outstanding shares of 1,430,333 and 1,084,878, respectively.

Dividends declared during the first nine months 1995 and 1996 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1995           911,986           $0.060             $54,719
February 1, 1995          945,136            0.060              56,708
March 1, 1995           1,009,084            0.060              60,545
April 1, 1995           1,069,048            0.060              64,143
May 1, 1995             1,109,204            0.060              66,552
June 1, 1995            1,109,704            0.060              66,582
July 1, 1995            1,116,721            0.060              67,003
August 1, 1995          1,151,742            0.060              69,104
September 1, 1995       1,204,347            0.060              72,260

TOTAL                                                         $577,616


January 1, 1996        1,325,404            0.0600             $79,524
February 1, 1996       1,371,794            0.0600              82,308
March  1, 1996         1,401,664            0.0600              84,100
April 1, 1996          1,413,736            0.0666              94,155
May 1, 1996            1,445,236            0.0666              96,253
June 1, 1996           1,448,836            0.0666              96,492
July 1, 1996           1,448,836            0.0666              96,492
August 1, 1996         1,448,836            0.0666              96,492
September 1, 1996      1,498,246            0.0666              99,784

TOTAL                                                         $825,600

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
     THREE  AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (Continued)

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new Standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The partnership elected adoption of SFAS No.121 on January 1, 1996. This adoption had no effect on the statement of income for the nine months ended
September 30, 1996, as there were no impairment amounts recorded during the period.

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after
December  15, 1995.   The new standard  establishes a fair value  method  of
accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company does not currently provide stock based compensation and adoption does not have a material effect on its financial position or results of operations for the nine months ended September 30, 1996.

NOTE 10 - SUBSEQUENT EVENT

(a) In October 1996, the Company paid dividends totaling $292,768 ($0.0666 per share per monthly record date), payable to shareholders of record on July 1, August 1, and September 1, 1996, respectively (Note 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION


West Coast Realty Investors, Inc. is a Delaware corporation, formed on October 26, 1989. The Company began offering for sale shares of Common Stock on April 20, 1990. On August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. A secondary offering of shares was begun on May 14, 1992. On November 30, 1992 the Company reached its minimum secondary offering funding level of $250,000. A third offering of shares was begun on June 3, 1994. On July 25, 1994, the Company reached its minimum third offering funding level of $250,000. As of September 30, 1996, the Company had raised $14,981,808 in gross proceeds from all four offerings. A fourth offering of shares was began on May 6, 1996. As of November 7, 1996 $993,000 had been raised from the sale of these shares; and all funds had been released from an escrow account.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996 the Company declared dividends totaling $825,059, compared to the nine months ended September 30, 1995, when the Company declared dividends totaling $577,617. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

During the nine months ended September 30, 1996 the Company raised an additional $1,599,917 in net proceeds as the result of the sale of shares
from its  third public offering.   The  Company used  the  net proceeds from
this offering to purchase an additional income-producing property in August 1996 and to add to the cash reserve balances of the Company as is prudent given the amount of property now under ownership.

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

The first point refers to the risk of the Company's investments. At September 30, 1996, the Company's excess funds were invested in a short-term money market fund. The purchase of rental properties have been made either entirely with cash or the use of moderate leverage. During the nine months ended September 30, 1996, notes payable pertaining to property acquisitions by the Company increased $724,465 due to the purchase of an additional income - producing property in August 1996, while cash used
in  principal repayments  of  notes totaled $133,910.   Although the notes
are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2001 through 2005. The Company is aware that prior to the time that these large payments come due, refinancing of the loans or the sale of the property(ies) will be necessary in order to protect the interests of the Company's shareholders. Furthermore, most of the properties' tenants are nationally known retailers or well-established business under long-term leases.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)


As to the second point, the Company's properties are in good condition without significant deferred maintenance obligations and are leased through "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

As to the third point, the  Company was liquid at  September 30, 1996 since
the Company is still operating  in the "money-raising" stage.   Virtually all
funds raised were invested in  a short-term money  market fund.   As of
September 30, 1996, the Company has allocated approximately $430,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $293,000 of cash held pending distribution to investors, $159,000 of cash to be used for current mortgage and accounts payable commitments, $112,000 in tenant security deposits, and the balance--$686,000-- expected to be invested in future property acquisitions. The Company's operations generated $845,044 in net operating cash flow in the nine months ending September 30, 1996 (net income plus depreciation expense). Thus, the Company is generating significant amounts of cash flow currently and could choose to withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

In August 1996, the Company acquired from unrelated parties, two light industrial buildings located in Sacramento, California. The total consideration paid by the Company includes $1,725,000 paid to the Sellers, $17,000 in legal, appraisal and closing costs and $86,500 in Acquisition Fees paid to the Advisor. There is financing on each building of the
Property  that was being assumed  by the Company.    Financing  of
approximately  $339,000,  on  the  first  building provided by  Business &
Professional Bank, was assumed at an annual fixed percentage rate of 10%, due in November 2001, amortized over a twenty-five year period with monthly principal and interest payments of approximately $3,413. Financing of approximately $385,000, on the second building provided by Heller First Capital Corp., was assumed at an annual fixed percentage rate of 8%, due in June 2018, amortized over a twenty-five year period with
monthly  principal and interest payments of approximately  $3,126.   The
total   amount   of financing/assumption fees  that the Company is paying in connection with  the assumption of the above two loans is $3,814.

Thus in summary, the balance of the debt at the time of purchase was approximately $724,000 with the remaining cost of acquisition, including financing fees, being paid in cash ($1,108,000). The source of cash was funds received in connection with the sale of the Company's shares.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assists to Be Disposed of" (SFAS No.121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The partnership elected adoption of SFAS No.121 on January 1, 1996. This adoption had no effect on the statement of income for the nine months ended September 30, 1996, as there were no impairment amounts recorded during the period.

Statements of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company does not currently provide stock based compensation and accordingly does not expect adoption to have a material effect on its financial position or results of operations for the nine months ended September 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

RESULTS OF OPERATIONS

Operations for the nine months ended September 30, 1996 represent a full nine months of rental operations for the Blockbuster Video Building, Fresno Village Shopping Center, OPTO-22 Building, Riverside Marketplace, Brea, Technology Drive and Safeguard Building properties, and two months of rental operations at the Sacramento (Java City) properties.

The net income for the nine months ended September 30, 1996 continued to be significantly larger than the prior nine months ended September 30, 1995 amount due to the raising of additional funds and investment of such funds
in  income producing rental real estate  and in money  market funds.   The
Company did not have any adverse events that significantly impacted net income during the nine months ending September 30, 1996, and all properties that have been purchased by the Company have operated at levels equal to
expectations.   All tenants  were current on their lease obligations.

For the nine months ending September 30, 1996 rental revenue increased $619,817 (53.8%) due to a full nine months ownership of the Technology Drive and Safeguard Business Systems properties and two months ownership of the Java City properties. Interest income decreased $22,289 (24%) due primarily to lower cash and government securities balances in the first nine months of 1996 as compared to the first nine months of 1995.

Operating expenses increased $7,711 (10.2%) as a reflection of the additional properties owned during the nine months ending September 30,
1996.   Interest expense increased $224,971 (54.3%) as a reflection of the additional debt taken on in connection with additional property acquisition and refinancing activities. Despite the large debt amounts, the Company is still below the maximum 50% debt maximum that is allowed by the Company's by-laws (debt was 46% of property cost (as defined in the by-laws) at
September 30, 1996).   General and administrative costs increased $36,193
(52.2%) due to higher accounting, consulting fees, taxes and general insurance expense costs related to the Company. Depreciation and amortization expense increased $103,405 (56%) as the result of the ownership of additional properties during the nine months ending September 30, 1996 as compared to the nine months ending September 30, 1995. Net income of $556,807 as of September 30, 1996 was $109,429 (24.5%) higher than the nine months ending September 30, 1995.

The weighted average  number of  shares outstanding  at September  30, 1996
was 1,430,333 vs. 1,084,878 in 1995.   The net income per  share for the
first nine months of the year decreased $.02 from September 30, 1995 to 1996. The Company did not realize an improvement in net income per share due to a larger percentage of the Company's assets being invested in relatively lower yielding money market investments as opposed to income-producing real estate during the nine months of 1996, compared to the nine months of 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

During the nine months ended September 30, 1996, the Company declared dividends totaling $825,059, compared to dividends of $577,617 declared for the nine months ended September 30, 1995. Cash basis income for the nine months ended September 30, 1996 was $845,044. This was derived by
adding depreciation and amortization expense to net income.   Thus, cash
distributions for the nine months ending September 30, 1996 were $19,985 less than cash basis net income. In comparison, distributions in the nine months ending September 30, 1995 were $54,593 less than cash basis income. In either event, the Company continued to qualify as a REIT in 1996, and liquidity of the Company continues to be strong.

Cash resources increased $229,912 during the nine months ending September 30, 1996 compared to a $1,544,098 for the nine months ending September 30, 1995. This was the result of normal amounts of financing, investing, and operating activities that were expected to take place during the nine
months  ending September 30,  1996.   For  the  nine months  ending
September 30,  1996,  cash provided  by   operating  activities increased
$641,242 with the largest contributors being $845,044 in cash basis income, offset by a $109,016 increase in accounts receivable (increase in the deferred rent receivable due to recognition of rental income on a "straight-line" basis over the life of tenant leases), $78,462 decrease
in  accounts  payable   and  accrued liabilities (attributable to a decrease
in normal trade payables), and $16,443 decrease in security deposits and prepaid rents (due primarily to prepaid tenant rent received prior to January 1, 1996 which was not received prior to October 1, 1996). In contrast, during the nine months ended September 30, 1995, $2,039,304 was
provided by operating activities.   This resulted primarily from cash basis
income of $632,210 (net income plus depreciation expense), plus $1,229,963 in proceeds received in liquidation of a government securities account. Cash used in investing activities totaled $1,828,500 for the nine months ended September 30, 1996, resulting from the acquisition of the Sacramento (Java
City)  property in August 1996.   In contrast, $4,901,485 was used in
investing activities for the nine months ended September 30, 1995 resulting from the acquisition of the Safeguard Building in May 1995. For the nine months ended September 30, 1996, financing activities provided an additional $1,417,170 in cash resources to the Company via the sale of additional shares in the Company ($1,599,917 in net proceeds), plus $724,465 in proceeds received from the lender in connection with the Java City acquisition, less cash dividends paid and payable of $773,302 and $133,910 in repayments on
notes payable.   In contrast, $4,406,279 was  provided by financing
activities  for the  nine months ended  September 30,  1995.   This resulted
from $2,645,775 in proceeds received from the issuance of the Company shares, plus $2,276,750 in proceeds received from the lender in connection with the Safeguard Building acquisition, offset by cash dividends paid and payable of $466,430 and $49,816 used in repayments to the existing notes payable.

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

                       WEST COAST REALTY INVESTORS, INC.
                                   (Registrant)





November 13, 1996                       By:  WEST COAST REALTY ADVISORS, INC.
                                                 A California Corporation,
                                                         Advisor





                                         Neal E. Nakagiri
                                   Vice President / Secretary





November  13, 1996

                                         Michael G. Clark
                                   Vice President / Treasurer