Form 10-K
period 1996-12-31
WEST COAST REALTY INVESTORS INC
filed 1997-03-31
CIK 858346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1996

                                       OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER   0-24594

                       WEST COAST REALTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                    95-4246740
   State or other jurisdiction of                (IRS Employer
   incorporation or organization                 Identification)

         5933 WEST CENTURY BLVD., 9TH FLOOR, LOS ANGELES, CA 90045-5454
         (Address of principal executive offices)           (Zip Code)
    Registrant's telephone number,       including area code    (310) 670-0800

          Securities registered pursuant to Section 12(b) of the Act:
   Title of each class     Name of each exchange on which registered
          NONE                               NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     SHARES OF COMMON STOCK $.01 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K [  ]

Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of the latest practicable date:   1,675,442 shares outstanding,
as of  March 1, 1997

                                    PART I

ITEM 1.   BUSINESS

   West Coast Realty Investors, Inc. (the "Company"), was organized in October 1989 under the laws of the State of Delaware. The Company is advised by West Coast Realty Advisors, Inc. (the "Advisor"), a wholly-owned subsidiary of Associated Financial Group, Inc. The Advisor will oversee the investments of the Company, subject to the direction of the Company's Board of Directors.

 The Company was organized for the purpose of investing in, holding, and managing income-producing retail or commercial properties located primarily in California and on the west coast of the United States. Properties have been and will be acquired for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually.

   The Company's principal goals are to:

     1.   Invest in properties which will preserve and protect capital;
     2. Provide shareholders with cash dividends, a portion of which will not constitute taxable income;
     3.   Provide capital gains through potential appreciation of properties;
          and
     4.   Provide market liquidity through transferable shares of stock.

   The Company qualifies as a Real Estate Investment Trust ("REIT") for federal and state income tax purposes.

   On February 26, 1991, the Company acquired a 100% interest in a commercial building located in Huntington Beach, California. On May 14, 1993, the Company acquired a 100% interest in a two tenant commercial building located in Fresno, California. On September 15, 1993, the Company acquired a 100% interest in a light industrial/office building located in Huntington Beach, California. On March 4, 1994, the Company acquired a 100% interest in a light industrial/office building located in Brea, California. On November 29, 1994, the Company acquired a 100% interest in a six-plex cinema complex in Riverside, California. On May 22, 1995, the Company acquired a 100% interest in an office building located in Tustin, California. On October 31, 1995, the Company acquired a 100% interest in a light industrial building located in Fremont, California. On August 2, 1996, the Company acquired 100% interest in two light industrial buildings located in Sacramento, California.

   The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments, including national and local economic conditions, the supply and demand for similar types of real property, competitive marketing conditions, zoning changes, possible casualty losses, and increases in real estate taxes, assessments, and operating expenses, as well as others.

    The Company is subject to competitive conditions that exist in the local market where it operates rental real estate. These conditions are discussed in
Item 2: Properties.

   In addition to specific competitive conditions, the Company is subject to the usual competitive factors that are common in real estate including new construction, changes in the economy, and vacancy factors at other rental real estate locations.

    The Company is operated by the Advisor, subject to the terms of the Amended Advisory Agreement dated January 1, 1992, which was renewed until June 30, 1997 by a majority vote of the shareholders, and will thereafter be renewable annually with the approval of a majority of the shareholders. The Company has no employees, and all administrative services are provided by the Advisor.


ITEM 2.   PROPERTIES

BLOCKBUSTER VIDEO BUILDING

   On February 26, 1991, the Company purchased a commercial building, located in Huntington Beach, California.

   Constructed in 1991, the building is one-story, has a total of 5,200 rentable square feet and is located on an 18,225 square foot parcel of land. The building is 100% occupied by one tenant, Blockbuster Video, through 2001, on a triple net lease. The tenant's lease calls for rental payments of $11,180 per for the years one through five (1991-1995) and $13,416 per month for years six through ten (1996-2000). This is equivalent to $2.15 and $2.58 per square foot, respectively. This lease requires the tenant to pay insurance, taxes, maintenance, and all other operating costs. During 1996, property taxes, paid by the tenant as part of its lease, were approximately $18,000.

    The Building was originally acquired for all cash in 1991 for a total acquisition cost of $1,676,210. However, in February 1994, the Company financed the Building by incurring mortgage debt secured by the Building for $600,000. The loan is amortized over a twenty-five year period and is due in ten years. The monthly payment is currently $4,934 per month with the interest rate set to be adjusted at the end of the fifth year of the loan to 350 basis points above the five-year Treasury Bond yield. The current rate is 8.25%.

    The building and improvements are depreciated over 31.5 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax bases for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the corporate General Partner.

   The building is located in Orange County, California, which has maintained one of the lowest unemployment rates in California, based on its stable base of employers ranging from big businesses to smaller retailers. Management is aware that future planned closures of military bases and aerospace firms could soften the business environment in the Orange County area. The Advisor, however, does not expect these economic factors to have a significant impact on the ability of the tenant to meet its lease obligation.

FRESNO VILLAGE SHOPPING CENTER BUILDING

   On May 14, 1993, the Company purchased a free standing commercial building located in a shopping center in Fresno, California.

     Total consideration paid for the property was $1,414,893. Long-term financing used to acquire the property was $665,000 and matures in August 1, 2003. Payments are made at the rate of 8.25% with a twenty-five year amortization schedule. In 1998, the interest rate on the loan will adjust to 3.25% above the five-year Treasury Bond yield at that time.

The Fresno Property was a newly developed retail building (the "Fresno Building") with construction completed in April 1993. The Fresno Building is located at 1614 North Blackstone, Fresno, California. The Fresno Building is located close to the center of Fresno, California on the northeast corner of Blackstone and McKinley. Fresno is located in Central California. The Fresno Building is located on a lot size of 23,855 square feet, with a building size of 8,915 square feet. The exterior of the Fresno Building consists of stucco and glass construction.

The  Fresno  Building  is   100%  occupied  by  two   tenants  --     Wherehouse
Entertainment, Inc. ("The Wherehouse" - a music and video retailer), and RTO, Inc. (which stands for "Rent To Own" - a home furnishing and appliance rental company) (collectively "Tenants").

   The building and improvements are depreciated over 39 years using a straight-line method for both financial and income tax reporting purposes. The financial and tax bases for the property are the same. In the opinion of the Advisor, the property is adequately insured. The property is managed by WCRM.

      As part of a larger neighborhood shopping center anchored by a major department store, all of the tenants are dependent upon the vitality of the consumer market in the general area. Although there are other shopping centers in the area, being located in a densely populated area north of downtown Fresno, and across the street from a large community college, the high daily traffic count provides a large customer base for all the retail and service businesses in the general area. Although all areas of Central California have been affected by the economic slowdown, it is not expected to significantly impact the occupancy of the Center.

The Wherehouse entered into a ten year lease which commenced April 1, 1993 and was to continue through March 31, 2003. The Wherehouse occupies approximately 6,000 square feet of the Fresno Building.

Prior to the modification of The Wherehouse lease, as described below, monthly rental payments were to be as follows:

April, 1993 to March, 1998;                  $7,680 per month
                                             (1.28/sq.ft./month)
April, 1998 to March 2003;                   $8,820 per month
                                             (1.41/sq.ft./month)

As possible additional rent, The Wherehouse was scheduled to pay the Company 3% of gross sales after applying a formula that involves recapture of rent and expenses that The Wherehouse would pay as a triple net lease tenant. There were no amounts due on this additional rent through December, 1996.

   On August 2, 1995, The Wherehouse filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Wherehouse continued to pay its rent under the terms of the original lease through January 1997. In November 1996, the Company and The Wherehouse agreed to the terms of a new lease, subject to the approval of the Bankruptcy Court. Under the terms of the First Amendment to Lease (the "Amendment") dated November 30, 1996, commencing February 1, 1997, The Wherehouse's lease was converted from a "net" lease to a "gross" lease. At a minimum, the Company will be paid rent of $54,000 per year ($4,500 per month) until January 31, 1998 unless the Wherehouse exercises its one time option to terminate the lease on March 31, 1998. If the lease is not terminated, the Company will be paid $82,800 per year ($6,900 per month) thereafter to January 31, 2003. The Amendment also provides that commencing January 20, 1997, the gross rent will be adjusted to an amount equal to 6.5% of gross sales from the previous eleven months, but such rent shall never be less than the rent paid during the said period. On April 20, 1998 and each three months thereafter, the gross rent will be adjusted to an amount equal to 8.2% of gross sales from the previous calendar quarter, but the rent shall never be less than the rent paid during the said quarter. At this time, the Company does not feel that the gross rent calculation will exceed the minimum rental amount payable in 1997. The Wherehouse will also pay for any percentage increase in property taxes over and above the amount assessed for calendar year 1996, on its pro rata share of occupied space of the property. The terms and conditions pertaining to options to renew the lease remain unmodified and are described below.

As a result of the Amendment, the monthly rent payments (based on minimum rental amounts) was decreased from $1.28 per square foot to $.75 per square foot (or $4,500 per month) effective February 1, 1997. In addition, the Company expects to absorb an additional $18,000 in operating expenses that were previously allocated to The Wherehouse. The total decrease in income as a result of the Amendment is therefore estimated to be $38,160 per year until February 1, 1998 when the total decrease will be reduced to $28,800 per year. Based on approximately 1.6 million shares of the Company outstanding, the Amendment would decrease distributable income by approximately $.02 per share per year, and thus is not material to the operating results of the Company.

OPTO-22 BUILDING

   On September 15, 1993, the Company acquired the property described below (the "OPTO-22 Property" or "Building"). The funds used to acquire the OPTO-22 Property were obtained from the sale of the Company's shares and from seller-provided financing in connection with the acquisition of the OPTO-22 Property.

The OPTO-22 Property is located within the master-planned Huntington Beach Industrial Park at 15461 Springdale (at the intersection of Springdale Street and McFadden Avenue), Huntington Beach, California. The Building was built in 1977, and was occupied by a company named OPTO-22 from 1979 through 1992. In August 1992, OPTO-22 subleased the Building to Claremont High School, a private school, whose sublease runs through April 1997. The Building was deeded over to the Seller in May 1993 by the John Lusk Corporation via a Deed in Lieu of Foreclosure.
                                       5

Situated on approximately 3.34 acres of fee land, the Building is concrete tilt-up construction. The Building has approximately 25,866 square feet of fully improved office area, 24 foot high clearance, is fully sprinklered, and has two overhead truck doors as well as one exterior, two-bay truck loading well. In addition, the site contains ample parking with approximately 201 spaces, and has three separate driveway entrances for ingress and egress.

The Huntington Beach Industrial Park is a master-planned development of the Lusk Company. This industrial park contains over 1.5 million square feet of space, and benefits from its close proximity to labor markets and desirable housing as well as access to the San Diego (405) Freeway. Also located within one mile are the Westminster Mall, Golden West Community College, and a McDonnell Douglas Corporation facility.

The OPTO-22 Property is currently being occupied by Claremont High School, a private school, under a sublease that commenced in August 1992 and continues until April 1997. Claremont High School in a non-profit, public-benefit, tax-exempt educational institution that serves students in the 7th through 12th grade levels, and has been in existence since 1975. Claremont is accredited by the Western Association of Schools and Colleges, and is also certified by the University of California system. Since taking occupancy of the Building, Claremont has spent an estimated $200,000 on improvements and upgrades to the interior of the building.

The Building was previously occupied by OPTO-22, the primary lease, which took occupancy in 1979, and subleased the Building to Claremont High School in August 1992. OPTO-22's lease on the Building ends at the same time that Claremont High School's sublease ends with OPTO-22. The primary lease on the property currently calls for rent of $19,709.41 per month. Claremont High School currently pays a sublease rent $3,690.59 per month higher than OPTO-22's rent.

At this time, the Company is negotiating with Claremont High School in an attempt to retain the school as a tenant. The Company expects to at least retain the school as a tenant on a month-to-month basis through August 1997. Failure to re-negotiate an extension of the existing lease could require the Company to expend $100,000 to $200,000 in capital refurbishing costs (in order to attract a qualified tenant) and result in a vacancy at the property for two to four months.

The lease is "triple-net" with the Tenant responsible for all operating expenses including utilities, maintenance, taxes and insurance.

The OPTO-22 Building was acquired from Glendale Federal Bank (the "Seller") - an unrelated third party. In determining the propriety of the investment in the Building, the Advisor reviewed 1991 and 1992 sales information on several similar properties in the vicinity. Based on the sales price of $2,350,000, the OPTO-22's acquisition price was approximately $38.90 per square foot. In contrast, the comparative sales in the area ranged from $42 to $65 per square foot, with the average of all the building equal to $45 per square foot. In addition, the Advisor took note that the monthly rental being paid by OPTO-22 is less than the current market rents in the area, especially in comparison to the sub-lease rent being paid to OPTO-22 by Claremont High School for this property. Based on (1) comparison of the price per square foot of the OPTO-22 Building, and the comparative recent sales price per square foot of several properties comparable in quality to the OPTO-22 Building, and (2) the comparison of current rental revenue on the building to current market rental rates for the area, it is the opinion of the Advisor that the acquisition price of the OPTO-22 Building is reasonable.

The OPTO-22 Building is managed by West Coast Realty Management, Inc. ("WCRM") (the "Property Manager"), an affiliate of the Company. WCRM charges the Company 3% of the gross rents collected as a management fee for managing the Property, as allowed by the Property Management Agreement. In the opinion of the Advisor, the OPTO-22 Building is adequately insured. Although the tenant is obligated by their leases to pay property taxes, the property tax in 1996 was approximately $24,000.

Total consideration for the OPTO-22 Building paid by the Company was approximately $2,500,000. The total acquisition cost included $2,350,000 paid to the Seller, approximately $7,000 in legal, appraisal, audit and closing costs, and a $143,000 Acquisition Fee paid to Descolin, Incorporated, an affiliate of the Advisor. Financing of $1,750,000 was obtained from the Seller, with the remainder of the acquisition costs, approximately $779,000, paid in cash. The $1,750,000 financing was in the form of a ten year note, that is being amortized over a thirty year period. The note has an adjustable interest rate that began at approximately 7.0%, and will adjust to three hundred basis points (3.00%) above the Federal Reserve Board Eleventh District Cost of Funds Rate every year. Payments on the note are currently $12,723 per month.

The purchase price was arrived at through arms-length negotiations with the Seller. The source of funds for the purchase were proceeds from the sales of the Company's Shares, and Seller-provided financing (the Seller is a large bank and lender).

The computation of depreciation is based on the cost of the OPTO-22 Property, including Acquisition Fees and Acquisition Expenses. The allocation of the cost of the OPTO-22 Property to the various asset is estimated, based on allocations in the appraisal report. Depreciation will be computed on a straight -line basis over the component useful life of the assets.

NORTH PALM STREET

       On March 4, 1994, the Company acquired an industrial/research and development building located in Brea, California.

    The Building was acquired for total consideration of $2,248,343. Seller financing of $1,000,000 was provided in order to allow for the purchase. This financing was in the form of two purchase money notes for $500,000 each, with one due an payable March 4, 1995 and the other due March 4, 1996. Payments were interest only at the rate of 8% and totaled $6,667 per month. The seller financing was refinanced in February 1995 with a $1,000,000 promissory note at a variable rate amortized over 25 years, secured by a Deed of Trust on the Brea property, interest rate is 9.5% until March 1, 2000 (and each succeeding March
1st) when the interest rate adjusts to the Moody's corporate bond index daily rate plus 0.125%, monthly principal and interest payments vary depending upon interest rates and are currently $8,737, and due March 1, 2020.

    Constructed in 1989, the building contains approximately 42,000 rentable square feet, and is located within a master-planned business park. The building is currently leased to two tenants. M.L.E., which occupies 27,831 square feet, is a contract office furniture supplier. M.L.E., which has been in business since 1982, commenced their lease on February 1, 1991, and the lease terminates on May 31, 1999. The lease calls for payments of $11,143 per month. Surgical Technologies ("Surgical"), which occupies 14,100 square feet, provides contract sterilization, assembly, and packaging of medical devices. Surgical's lease runs from December 15, 1993 to December 14, 1999, with lease payments equal to $6,819 per month through December 14,1998 and $7,077 per month through December 14, 1999. Both the M.L.E. and Surgical leases are triple net.

   The building is located in Brea, California in an established industrial area of North Orange County. Many of the economic factors pertaining to the OPTO-22 and Blockbuster Video Buildings pertain to this property as well.

   The building and improvements are depreciated over 39 years using a straight-line method for both financial and income tax reporting purposes. The financial and tax bases for the property are the same. In the opinion of the Advisor, the property is adequately insured. The property is managed by WCRM.

RIVERSIDE MARKETPLACE

  On November 29, 1994, the Company purchased a six-plex cinema located in the Riverside Marketplace in Riverside, California. Construction of the property was completed June 15, 1994, and it is located in a newly developed retail area containing various restaurants and retailers. The tenant is Sanborn Theaters, Inc. which does business under the name of SoCal Cinemas. The tenant's lease is for twenty years, and is scheduled to expire on December 31, 2014. The lease is a triple-net lease. The lease also has some provisions for the sharing of a certain percentage of gross sales, including concessions.

   The property was acquired for $3,655,500. Long term financing of $1,200,000 in the form of a first trust deed and note was used to facilitate the purchase. The note is amortized over a fifteen year period at the rate of 9.25% and is fully due and payable November 8, 2004.

  The six screen theater has seating for 1,586 and contains 30,493 square feet. There is parking available for 483 cars in an adjacent parking lot.

   The building and improvements are depreciated over 39 years using a straight-line method for both financial and income tax reporting purposes. The financial and tax bases for the property are the same. In the opinion of the Advisor, the property is adequately insured. The property is managed by WCRM.


SAFEGUARD BUSINESS SYSTEMS

     On May 22, 1995, the Company acquired the Safeguard Business Systems Property, a two story office building located in Tustin, California. The sole tenant of the property is Safeguard Business Systems, which occupies 100% of the property. The tenant is involved in the providing office supply and data services to small businesses.

     The property has 40,000 rentable square feet, and was built to suit for Safeguard Business Systems in 1986. The tenant's lease commenced October 1, 1994 and is scheduled to terminate eleven years from that date (September 30, 2005). The lease has provisions for annual rental increases with the rent for the initial year (10/1/94 - 9/30/95) set at $43,333 per month, and $44,633 for the second year (10/1/95-9/30/96), and $45,972 for the third year (10/1/96-
9/30/97).  The average monthly rent over the life of the lease is $50,914.

      Total consideration paid for the property was $4,862,094. Long-term financing of $2,300,000, in the form of a first trust deed and note, was used to facilitate the purchase. The note is amortized over a fifteen year period at a fixed rate of 9.625%, and is fully due and payable February 1, 2005.

   The building and improvements are depreciated over 39 years using a straight-line method for both financial and income tax reporting purposes. The financial and tax bases for the property are the same. In the opinion of the Advisor, the property is adequately insured. The property is managed by WCRM.

TECHNOLOGY DRIVE PROPERTY

        On October 31, 1995, the Company acquired a single story light industrial/research & development located in Fremont, California. The property is a one story building that contains 58,727 divisible rentable square feet located on 3.47 acres. The primary tenant of the property is CMS Welding & Machining. The tenant is a manufacturer of welded vacuum chambers used in the processing of semi-conductors. Its lease runs from November 2, 1993 to February 28, 2005, with various levels of rent scheduled to be paid. From April 1, 1995 to August 31, 1996, the scheduled rent is $30,976 per month, and $32,596 from September 1, 1996 to February 1, 1999. The average rent scheduled on the lease, beginning with the first day of the Company's ownership (October 31, 1995) is $32,191 per month. The lease in a "triple net" lease, requiring CMS Welding & Machining to pay insurance, taxes, maintenance and all other operating costs.

    The tenant has subleased 20,000 square feet of its space to Macrotron Systems. This sublease runs from March 1, 1995 to March 1, 1998. Macrotron pays its rent directly to the Company, and CMS Welding & Machining's rent obligation is reduced accordingly.

   The total consideration paid for the property was $3,747,611. Financing of $2,192,897 was assumed from the seller in connection with the transaction. This debt is fully amortized over a twenty year period at a fixed rate promissory note secured by a Deed of Trust on the Fremont property, interest rate equals the 20-year Treasury rate at loan close plus 1.65% or 8.24%, monthly principal and interest payments are currently $18,898. The original balance of the loan was $2,200,000 and was funded July 1, 1995. Loan fully due and payable on August 1, 2015.

 The building and improvements are depreciated over 39 years using a straight-line method for both financial and income tax reporting purposes. The financial and tax bases for the property are the same. In the opinion of the Advisor, the property is adequately insured. The property is managed by WCRM.

JAVA CITY PROPERTY

On August 2,  1996, the  Company acquired  the investment  described below  (the
"Java City Property" or the "Property"). The funds to acquire the Java City Property were available as the result of the sale of the Company's Shares in the previous offering, and the receipt of proceeds from bank financing assumed in connection with the acquisition.

The Java City Property consists of two single story light industrial buildings located in the Northgate Industrial Park in Sacramento, California. The addresses of the two properties are 717 and 721 West Del Paso Road. The building sites are in the northern part of Sacramento, with access to Interstate 80, Interstate 5, and other major freeways.

The buildings are located on a site of approximately 62,173 square feet. Total building square footage for both buildings is approximately 20,000 square feet. The subject lot is zoned M-1 industrial by the City of Sacramento. This zoning allows for a variety of uses, including the existing use. 721 West Del Paso Road consists of 8,964 total square feet and 717 West Del Paso Road consists of 11,035 total square feet. Per the provisions of the current lease, 721 West Del Paso consists of 4,347 rental square feet of warehouse space and 4,293 rental square feet of office space. Per the provisions of the current lease, 717 West Del Paso consists of 5,398 rentable square feet of warehouse space and 5,802 of rental square feet of office space. The properties were originally constructed in 1988. The Company believes that there are no deferred maintenance items that need to be corrected or addressed. The buildings are constructed using concrete footings (foundation and slab), wood frame wall designs, and flat/tar gravel roofs. The building has sprinklers for fire prevention and safety. There is adequate parking in the general business park area for cars that utilize the Property.

The primary tenant of the Property is Cucina Holdings, Inc. The company owns and operates forty-one Java City Bakery Cafes and five La Petite Boulangerie cafes. The Company is popularly known as "Java City". Java City outlets are located in various areas of California and Arizona, and are generally in high-visibility, high-traffic locations. These outlets sell high quality, specialty coffees in a pleasant retail environment setting. In addition, these outlets sell a selection of sandwiches and baked goods that complement the sale of coffee. Java City also operates a wholesale operation that serves approximately seven hundred customer accounts located primarily in Northern California. The Company's wholesale customers include supermarkets, gourmet shops, convenience stores, restaurants, universities, airports, and offices, some of which resell the coffee in whole bean form for home consumption, while others brew and sell coffee beverages. Approximately 86% of the Company's sales are from its retail cafe operations and 14% from its wholesale operations. The tenant was effectively formed in 1993 when Cucina Holdings, a corporation formed by current management and InterWest Partners (a Menlo Park Based venture capital firm), purchased the assets of la Petite Boulangerie from a private investor group in June 1993, and then purchased Java City in September 1993. Cucina Holdings and Java City are privately held, and not publicly traded companies.

Java City leases 100% of the rentable square feet in the two buildings located on the Property. Each building has a separate lease, and both leases are triple net leases. Both leases expire on August 1, 2003 and there are no options for extension or purchase of the Property. Java City operates its administrative offices, coffee bean processing, warehousing facilities, and a Java City retail outlet out of these two buildings.

The computation of depreciation for the Java City Property is based on the cost of the Property, including Acquisition Fees and Acquisition Expenses. The allocation of the cost of the Property to various asset categories is estimated, based on allocations in the appraisal report. Depreciation is computed on a straight-line basis over 39 years for both financial and income tax reporting purposes.

TYCOM PROPERTY

   On January 17, 1997, the Company acquired the Tycom Property--- two story building, with underground parking, located at 17862 Fitch Street, Irvine, California. Total building square footage is approximately 63,225 square feet (both floors), while the property has 164 striped parking spaces. The building is approximately twelve years old. There are substantial new tenant improvements that were substantially complete at time of acquisition that will enhance the building for office usage. These improvements include improved air conditioning, Americans with Disabilities Act compliance, a complete fire sprinkler system, new electrical, new restrooms, and new carpet.

    The sole tenant of the Property is Tycom Corporation ("Tycom" or "the Tenant"). Tycom, a privately held company, is a manufacturer of drill bits and assorted items used by the semi-conductor and dental industries, and has been in business for approximately ten years. The Tenant initially purchased this building and has invested approximately $1.4 million in improvements and renovations. Tycom sold the building to Brutten/Reynolds/Shidler Investment Corp. (the property's seller) on December 19, 1996 for an unknown amount. The Tenant began occupying the building on December 19, 1996, at which time the provisions of the lease became effective. The term of the lease is eleven years, and is intended to be a "triple-net" lease with the Tenant paying virtually all taxes, insurance, utilities, and other operating costs of the Property. The base rent is $37,302.75 per month.

     Total consideration paid by the Company for the Tycom Property was $4,902,500. Financing was utilized in connection with the acquisition of the Tycom Property. A short-term 9.25% promissory note for $2,300,000 was provided by First National Bank of San Diego. The note provides for interest only payments of $17,729 and is due in full February 1, 1998. The Company plans on replacing this financing prior to the due date with a first trust deed mortgage from a bank.

   The computation of depreciation for the Tycom Property is based on the cost of the property, including Acquisition Fees and Expenses. The allocation of the cost of the Property to various asset categories is estimated, based on allocations in the appraisal report. Depreciation is computed on a straight-line basis over the component useful life of the assets. The financial and tax bases for the property are the same. In the opinion of the Advisor, the Property is adequately insured. The Property is managed by West Coast Realty Management.


SUMMARY

   The acquisition costs and dates of acquisition were as follows:

             Description                   Acquisition      Acquisition
                                             Cost and          Date
                                           Improvements

     Blockbuster Video Building              $1,676,210       02/26/91
     Fresno Village Shopping Center           1,414,893       05/14/93
     OPTO-22 Building                         2,500,001       09/15/93
     Brea Property                            2,248,343       03/04/94
     Riverside Marketplace Theaters           3,655,500       11/29/94
     Safeguard Building                       4,862,094       05/22/95
     Technology Drive                         3,747,611       10/31/95

                                             20,104,652
   Subsequent to year end (12/31/96):
     Tycom                                    4,902,500       01/17/97

 Total Acquisition Cost & Improvements       25,007,152


As mentioned in the narrative above, all properties were 100% occupied by their respective tenants (or in the case of Technology Drive and OPTO-22, tenant and sub-tenant). There are no significant deferred maintenance projects attributable to any of the properties.


ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

    The Company has had three offerings of shares. The first offering of 1,500,000 shares commenced on April 20, 1990 and was completed on November 18, 1991 with 268,791 shares sold for $2,672,586 in gross proceeds. The second offering of 2,000,000 shares commenced on May 14, 1992 and was completed on May 14, 1994 with 368,524 shares sold for $3,681,147 in gross proceeds. The third offering of 2,000,000 shares commenced on June 3, 1994 and was completed in May 1996 with 813,841 shares sold for $8,132,169 in gross proceeds. The fourth offering of 1,500,000 shares commenced in May 1996, and 221,258 shares had been sold resulting in $2,211,429 in gross proceeds as of December 31, 1996.

   At December 31, 1996, there were 1,550,607 Shares of Common Stock outstanding and 820 stockholders of record. There is no present trading market for the Shares and none is expected to develop. For a period of approximately two years following the completion of this offering, the Company intends to use a crossing arrangement pursuant to which Associated Securities Corp. (the "Crossing Agency") will match buy-and-sell orders for Shares at negotiated markups or commissions.

   The Company has established a dividend reinvestment plan (the "Plan") for its Shareholders. Shares acquired under the Plan during the offering will be purchased at the $10.00 offering price. After the completion of the offering period, the Plan will acquire existing Shares through the Crossing Agency at a maximum price of $10.00 per Share, if a sufficient number of Shares are available at such price.

     Dividends totaling $1,128,597,  $804,595, and $522,614,  in 1996, 1995  and
1994 were declared for Shareholders of record, who owned Shares on the first day of each month, and paid in the quarter following the record date. The 1996 and 1995 dividend distributions are summarized below:

Dividends declared during 1996 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1996        1,325,404            0.0600             $79,524
February 1, 1996       1,371,794            0.0600              82,308
March  1, 1996         1,401,664            0.0600              84,100
April 1, 1996          1,413,736            0.0666              94,155
May 1, 1996            1,445,236            0.0666              96,253
June 1, 1996           1,448,836            0.0666              96,492
July 1, 1996           1,448,836            0.0666              96,492
August 1, 1996         1,448,836            0.0666              96,492
September 1, 1996      1,498,246            0.0666              99,784
October 1, 1996        1,498,246            0.0666              99,784
November 1, 1996       1,500,651            0.0666              99,943
December 1, 1996       1,550,607            0.0666             103,270

TOTAL                                                       $1,128,597


Dividends declared during 1995 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1995          911,986           $0.060             $54,719
February 1, 1995         945,136            0.060              56,708
March 1, 1995          1,009,084            0.060              60,545
April 1, 1995          1,069,217            0.060              64,153
May 1, 1995            1,109,374            0.060              66,562
June 1, 1995           1,109,874            0.060              66,592
July 1, 1995           1,116,891            0.060              67,013
August 1, 1995         1,151,911            0.060              69,115
September 1, 1995      1,204,517            0.060              72,271
October 1, 1995        1,225,398            0.060              73,524
November 1, 1995       1,261,859            0.060              75,712
December 1, 1995       1,294,683            0.060              77,681

TOTAL                                                        $804,595


Dividends are based on income from operations before depreciation and amortization, with appropriate allowances made for the reinvestment of dividends into additional shares and the repayment of note principal. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare monthly dividends subject to the maintenance of reasonable reserves.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected  financial  data  should  be  read  in  conjunction  with  the financial statements and related notes and Item 7-- "Management Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. This statement is not covered by the accountants' opinion included elsewhere in this report.

                          1996         1995        1994        1993        1992
Operations for the
years ended December 31:
Revenues                 $2,474,627  $1,813,126   $ 903,167   $ 362,566  $ 158,306
Net Income                  705,636     649,605     247,068     158,490     40,287
Net Income/Share*               .49         .58         .35         .38       .15
Dividends/Share*               .779         .72         .74         .53       .27
Financial position at
December 31:
 Total Assets            23,571,838  21,392,898  13,228,888   7,483,308  2,786,923
 Long-term Debt          10,078,793   9,539,180   5,161,355   2,405,526      ---
 Stockholders' Equity    12,904,891  11,234,837   7,756,140   4,925,260  2,707,474

[FN]
*Net income per Share and Dividends per Share were based on the weighted average number of Shares outstanding.


ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 1996 VS. 1995

Operations for the year ended December 31, 1996 represented a full year of rental operations for all properties expect Java City which was owned for only five months.

The net income for the year ended December 31, 1996 ($705,636) was higher than the year ended December 31, 1995 ($649,605) due to the raising of additional funds and investment of such funds in additional income producing properties. The Company did not have any adverse events that significantly impacted net income during the year ended December 31, 1996, and all properties that have been purchased by the Company have operated at levels equal to current expectations. All tenants were current on their lease obligations.

Rental revenue increased $685,354 (41%) due to a full year's ownership of the Technology Drive and Safeguard Building properties (as compared to partial year ownership in 1995), and partial year ownership for the Java City property. Interest income decreased $23,853 (25%) due to a new escrow release procedure on the current offering where new investor funds come into the Company quarterly rather than daily, thus lowering the amount of excess cash available for investment.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating expenses increased $133,179 (78%) as a reflection of the additional properties owned during the year. Interest expense increased $260,947 (42%) as a reflection of the additional debt incurred in connection with property acquisition and refinancing activities. Despite the amount of debt, the Company remains below the maximum 50% debt maximum allowed by the Company's by-laws (debt was 48% of property cost (as defined in the by-laws) as December 31,
1996). General and administrative costs increased $106,587 (91%) due to higher accounting, taxes, and general insurance expense costs related to the Company's increased size. General and administrative costs increased as a percentage of revenue going from 6.5% in 1996 to 9.0% in 1996. Much of this increase is due to $74,361 that the Advisor was paid in 1996 due to the revised provisions of the Advisor agreement. No advisor fees were earned in 1995. Depreciation and amortization expense increased $104,757 (41%) as the result of the ownership of additional properties during 1995 as compared to 1996.

The average number of shares outstanding during 1996 was 1,447,366 vs. 1,117,494 in 1995. Partly because of the greater number of shares outstanding, the net income per share decreased from $.58 in 1995 to $.49 in 1996. If this figure is analyzed using flow of funds - that is net income plus depreciation expense - then the amount in 1996 was $.75 per share vs. $.80 in 1995.

The decrease in the per share figures is largely due to the imposition of the Advisory Fee in 1996 ($74,361) which effectively decreased net income and flow of funds per share by $.05 per share. However, it should be noted that although the full Advisory fee is recognized on the Statement of Income, the Advisor agreed to waive collection of $44,061 (59%) of these fees in 1996, and may elect to waive collection of all or a portion of the fees in the future. The Advisor's wavier of these fees has been treated as an infusion of equity into the Company, rather than as a reduction in expenses.

In addition to the added Advisory Fee Expense, the Company had a fairly large drop in interest income. This was due to relatively lower interest rates in place for most of 1996 as compared to 1995, and a slower level of new fund raising from the sale of shares in 1996 as compared to 1995. $3,633,687 was raised in net proceeds in 1995, while only $2,124,626 was raised in 1996. Thus, the Company had less funds on hand awaiting investment in 1996 than in 1995.

During the year ended December 31, 1996, the Company declared dividends totaling $1,128,597, compared to dividends of $804,595 declared for the year ended December 31, 1995. Cash basis income for the year ended December 31, 1996 was $1,066,537. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this year were greater ($40,898) than cash basis net income. In contrast, distributions in 1995 were less ($101,154) than cash basis income. In either event, the Company continues to qualify as a REIT.

In summary then, the operating performance of the Company continued to improve as additional funds were raised, additional property was acquired, and all properties were operating profitably.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS - 1995 VS. 1994

   Operations for the year ended December 31, 1995 represented a full year of rental operations for the Blockbuster Video Building, Fresno Village Shopping Center, OPTO-22 Building, Riverside Marketplace, and Brea properties, and partial years of operations for the Technology Drive and Safeguard Building properties.

   The net income for the year ended December 31, 1995 ($649,605) was higher than the year ended December 31, 1994 ($247,068) due to the raising of additional funds and investment of such funds in additional income producing properties. The Company did not have any adverse events that significantly impacted net income during the year ended December 31, 1995, and all properties that have been purchased by the Company have operated at levels equal to expectations. All tenants were current on their lease obligations.

Rental revenue increased $889,562 (111%) due to a full year's ownership of the Riverside Marketplace and Brea properties (as compared to partial year ownership in 1994), and partial year ownership for the Technology Drive and Safeguard Business Systems properties. Interest income increased $20,397 (20%) due to a greater amount of cash held during the year awaiting investment and greater amounts of profits held each quarter awaiting distribution to investors on the normal distribution timeline.

Operating expenses increased $73,042 (76%) as a reflection of the additional properties owned during the year. Interest expense increased $317,907 (105%) as a reflection of the additional debt incurred in connection with property acquisition and refinancing activities. Despite the amount of debt, the Company remains below the maximum 50% debt maximum allowed by the Company's by-laws (debt was 49% of property cost (as defined in the by-laws) at December 31,
1995). General and administrative costs increased $46,777 (66%) due to higher accounting, taxes, and general insurance expense costs related to the Company's larger size. General and administrative costs decreased as a percentage of revenue from 7.8% in 1994 to 6.5% in 1995. Depreciation and amortization expense increased $137,906 (117%) as the result of the ownership of additional properties during 1995 as compared to 1994. 1994's results were hurt by the recognition of $68,210 in loss on government securities investments during the year. No loss was recorded in 1995. Net income of $649,605 for 1995 was $402,537 (163%) higher than 1994.

The average number of shares outstanding during 1995 was 1,117,494 vs. 706,684 in 1994. Despite the greater number of shares outstanding, the net income per share increased from $.35 in 1994 to $.58 in 1995. If this figure is analyzed using flow of funds - that is net income plus depreciation expense and loss on government securities investments -- then the amount in 1995 was $.80 per share vs. $.61 in 1994. The improvement in results is attributable to a larger percentage of the Company's assets being invested in income-producing real estate in 1995 than in 1994, as opposed to investments in relatively lower yielding money market investments. Although the balance of cash and cash equivalents was higher at the end of 1995 ($1,450,022) than at the end of 1994 ($495,829), the average level of cash on hand during 1995 was lower. In addition, the rate of increase in total revenues (111%) was much higher than the rate of increase in general and administrative expenses (66%). General and administrative expenses represented a smaller percentage of total revenues in 1995 than in 1994 (6.5% in 1995 vs. 7.8% in 1994).

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    During the year ended December 31, 1995, the Company declared dividends totaling $804,095, compared to dividends of $522,614 declared for the year ended December 31, 1994. Cash basis income for the year ended December 31, 1995 was $905,749. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this year were less ($101,154) than cash basis net income. In contrast, distributions in 1994 were greater ($89,098) than cash basis income. In either event, the Company continues to qualify as a REIT.

In summary then, the operating performance of the Company continued to improve as additional funds were raised, additional property was acquired, and all properties were operated profitably.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1996, the Company declared dividends totaling $1,128,597. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

   During the year ended December 31, 1996, the Company raised an additional $2,048,554 in net proceeds as the result of the sale of shares from its third and fourth public offering. In 1995, the Company raised $3,633,687 in net proceeds as the result of the sale of shares from its third offering. In 1994, the Company raised a net $3,088,804 from a combination of its second and third public offerings. The Company has used the net proceeds from these offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company as is prudent given the amount of property now under ownership.

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

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The first point refers to the risk of the Company's investments. At December 31, 1996, the Company's excess funds were invested in a short-term money m arket fund. The purchases of rental properties have been made either entirely with cash or the use of moderate leverage. During the year ended December 31, 1996, notes payable pertaining to property acquisitions by the Company increased by $755,000, while cash used in principal repayments of notes totaled $215,387. Although the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2003 through 2005. The Company is aware that prior to the time that these large payments come due, refinancing of the loans or the sale of the property(ies) will be necessary in order to protect the interests of the Company's shareholders. (Please refer to "Properties" information in Item 2 for more detail as to leverage). Furthermore, most of the properties' tenants are nationally known retailers or well-established businesses under long-term leases.

     As to the second point, the Company's properties are in good condition without significant deferred maintenance obligations and are leased through "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

   As to the third point, the Company  was liquid at year-end since the Company
is still operating in  the "money-raising" stage.    Virtually all funds raised
were invested in a short-term money market fund. At year-end, the Company has allocated approximately $400,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $303,000 of cash held pending distribution to investors, $114,000 of cash to be paid for current mortgage and accounts payable commitments, $125,000 in tenant security deposits, and the balance--$1,066,537--expected to be invested in future property acquisitions. The Company's operations generated $1,087,698 in net operating cash flow in 1996 (net income plus depreciation expense). Thus, the Company is generating significant amounts of cash flow currently and could choose to withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

      Fourth, the amount of dividends to shareholders was made at a level consistent with the small amount of net income available after application of expenses. The Advisor is careful not to make distributions in excess of the income available. The Advisor expects to increase the level of dividends as additional funds are raised, and overhead expenses are spread over a larger base of investors' funds.

        Inflation and changing prices have not had a material effect on the Company's operations. Operations in the near future may be materially affected as and when the Company acquires additional property.

      The Company currently has no external sources of liquidity (other than funds that potentially could be received from the sale of additional Shares).

      The Company currently has no material capital commitments.

     The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Company's operations.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS 1996 VS. 1995

Cash resources increased $567,172 during 1996 compared to $954,193 increase in 1995. This was the result of normal amounts of investing, financing and operating activities that were expected to take place during the year. Cash provided by operating activities increased by $819,783 with the largest contributor being $1,066,537 in cash basis income. In contrast, 1995 saw $2,373,143 in cash being provided by operating activities due to $905,749 in cash basis income and $1,240,190 being received from the sale government securities (such securities were purchased in 1993 primarily). $1,128,597 was declared as dividends during 1996; this is noted as a large use of cash under financing activities. This continues the Company's trend of paying virtually all the cash basis income out to investors in the form of quarterly dividends. Over the last three years, cash basis income has totaled $2,337,592, while dividend declarations have totaled $2,311,572 (98% of cash basis income). Financing activities provided an additional $1,575,889 in cash resources to the Company via the sale of additional shares in the Company ($2,124,626 in net proceeds), and $724,465 in financing obtained in connection with the acquisition of refinancing of properties, less dividends paid of $1,128,597. In contrast, 1995's cash provided by financing activities was $7,228,140 due to $3,633,687 in proceeds from the sale of additional shares, and a $4,469,647 gross increase in notes payable, net of dividends paid of $745,172. The sole use of cash in investing activities in 1996 was $1,828,500 expended for the acquisition of one property during the year. $755,000 of the funds necessary for obtaining this property was obtained from debt financing. In contrast, $8,647,090 were used to purchase additional rental properties in 1995 with $4,469,647 in debt financing used to facilitate the purchases.

CASH FLOWS 1995 VS. 1994

Cash resources increased $954,193 during 1995 compared to a $284,966 in 1994. This was the result of normal amounts of investing, financing, and operating activities that were expected to take place during the year. Cash provided by operating activities increased $2,373,143 with the largest contributors being $905,749 in cash basis income and $1,240,190 in proceeds from the sale of government securities. In contrast, 1994 saw $791,190 in cash being provided by operating activities due to only $433,516 in cash basis income and $372,104 being received from the sale of government securities (such securities were purchased in 1993 primarily). $804,595 (88.8%) of the cash basis income ($905,749) was declared as dividends during the year; this is noted as a large use of cash under financing activities. This continues the Company's trend of paying virtually all the cash basis income out to investors in the form of quarterly dividends. Financing activities provided an additional $7,228,140 in cash resources to the Company via the sale of additional shares in the Company ($3,633,687 in net proceeds), and $4,469,647 in financing obtained in connection with the acquisition or refinancing of properties, less cash dividends paid of $745,172. In contrast, 1994's cash provided by financing activities was $5,360,233 due to $3,088,804 in proceeds from the sale of additional shares, and a $2,800,000 gross increase in notes payable, net of dividends paid of $437,803. The sole use of cash in investing activities in 1995 was $8,647,090 expended for the acquisition of additional properties during the year. As mentioned above, $4,469,647 of the funds necessary for obtaining these new properties was obtained from debt financing. In contrast, only $5,866,457 in funds were used to purchase additional rental properties in 1994. (Note: cash dividends paid were less than dividends declared due to some dividends being reinvested in additional shares of the Company).

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                PAGE

     Report of Independent Certified Public Accountants          23

     Balance Sheets - December 31, 1996 and 1995                 24

     Statements of Income for the years ended
          December 31, 1996, 1995 and 1994                       25

     Statements of Stockholders' Equity for the years ended
          December 31, 1996, 1995 and 1994                       26

     Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994                       27-28

     Summary of Accounting Policies                              29-30

     Notes to Financial Statements                               31-38

     Financial Statement Schedules

     Schedule III - Real Estate and Accumulated Depreciation     45-46

     Schedule IV - Mortgage Loans on Real Estate                 47

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

West Coast Realty Investors, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of West Coast Realty Investors, Inc.., as of December 31, 1996 and 1995 and the related statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1996, 1995 and 1994. We have also audited the schedules listed in the accompanying index. These financial statements and
schedules  are   the  responsibility   of  the   Company's  management.     Our
responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall
financial statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Realty Investors, Inc., at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                                BDO SEIDMAN, LLP
Los Angeles, California
February 28, 1997


                       WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS


December 31,                                          1996              1995
ASSETS
Rental real estate, less accumulated
   depreciation (Notes 2 and 3)                $21,118,203         $19,650,165
Cash and cash equivalents                        2,017,194           1,450,022
Accounts receivable                                247,948             132,148
Loan origination fees, net of accumulated
   amortization of $21,161 and $19,087             102,622             119,969
Other assets                                        85,871              40,594

Total assets                                   $23,571,838         $21,392,898


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                $13,922             $25,419
   Due to related party (Note 4)                    46,285             167,314
   Dividends payable (Note 7)                      302,760             226,649
   Security deposits and prepaid rent              124,734             109,068
   Other liabilities                               100,453              90,431
   Notes payable (Note 5)                       10,078,793           9,539,180

Total liabilities                               10,666,947          10,158,061

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares authorized,
5,000,000 shares issued, 1,550,607 and
1,322,404 outstanding in 1996 and 1995              15,506              13,224
Additional paid-in capital                      13,861,763          11,771,030
Retained earnings                                (972,378)           (549,417)

Total stockholders' equity                      12,904,891          11,234,837

Total liabilities and stockholders'            $23,571,838         $21,392,898
equity

[FN]
     See accompanying summary of accounting policies and notes to financial statements.


                       WEST COAST REALTY INVESTORS, INC.
                              STATEMENTS OF INCOME


Years ended December 31,                 1996           1995           1994
REVENUES
   Rental (Notes 2 and 3)             $2,377,530     $1,692,176       $802,614
   Interest                               97,097        120,950        100,553

                                       2,474,627      1,813,126        903,167
COSTS AND EXPENSES
   Operating                             302,858        169,679         96,637
   Interest expense                      880,978        620,031        302,124
   General and administrative            224,254        117,667         70,890
   Depreciation and amortization         360,901        256,144        118,238
   Loss on government securities             ---            ---         68,210

                                       1,768,991      1,163,521        656,099

NET INCOME                              $705,636       $649,605       $247,068

NET INCOME PER SHARE (Note 7)               $.49           $.58           $.35

[FN]

     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1995

                                                        Additional   Distributions
                               Common        Stock        Paid-in    in Excess of
                               Shares       Amount        Capital     Earnings
BALANCE, January 1, 1994         562,885      $5,629     $5,038,512    (118,881)

Issuance of stock for cash,
net of costs and sales
commissions of $399,416          349,101       3,491      3,085,313         ---

Net income for the year             ---          ---            ---     247,068

Equity contribution by
Affiliates through  expense
reimbursements (Note 4b)            ---          ---         17,622         ---

Dividends declared  ($.762
per share-Note 7)                   ---          ---            ---    (522,614)

BALANCE, December 31, 1994       911,986       9,120      8,141,447    (394,427)

Issuance of stock for cash,
net of costs and sales
commissions of $423,603          410,418       4,104      3,629,583         ---

Net income for the year             ---          ---           ---      649,605

Dividends declared  ($.72
per share-Note 7)                   ---          ---           ---     (804,595)

BALANCE, December 31, 1995     1,322,404      13,224     11,771,030    (549,417)

Issuance of stock for cash,
net of costs and sales
commissions of $246,599          228,203       2,282      2,046,672         ---

Net income for the year             ---          ---           ---      705,636

Equity contribution by
Affiliates through expense
reimbursements (Note 4b)            ---          ---        44,061          ---

Dividends declared  ($.779
per share-Note 7)                   ---          ---           ---   (1,128,597)

BALANCE, December 31, 1996     1,550,607     $15,506    $13,861,763   $(972,378)

[FN]
     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOW

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Years ended December 31,                   1996          1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $705,636      $649,605       $247,068
Adjustments to reconcile  net income
to net  cash  provided  by operating
activities:
  Depreciation and amortization           360,901       256,144        118,238
  Interest expense  on amortization ofloan
       origination fees                    21,161        11,454          6,335
Increase (decrease) from changes in:
  Government securities                       ---     1,240,190        440,314
  Accounts receivable                   (115,800)      (62,784)       (19,001)
  Other assets                           (45,277)        30,469       (49,185)
  Accounts payable                       (11,497)        10,731         14,688
  Due to related party                  (121,029)       130,378       (16,412)
  Security deposits and prepaid rent       15,666        71,823         12,245
  Other liabilities                        10,022        35,133         36,900

Net cash provided by operating            819,783     2,373,143        791,190
activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate     (1,828,500)   (8,647,090)    (5,866,457)

Net cash (used in) investing          (1,828,500)   (8,647,090)    (5,866,457)
activities


                       WEST COAST REALTY INVESTORS, INC.
                        STATEMENTS OF CASH FLOW (CONT.)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Years ended December 31,                       1996        1995        1994

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common
     stock, net                              2,048,954   3,633,687   3,088,804
Equity contribution by Affiliates through
     expense reimbursements                     44,061         ---      17,622
Dividends declared and paid                (1,052,925)   (745,172)   (437,803)
Increase in notes payable                      755,000   4,469,647   2,800,000
Payments on notes payable                    (215,387)    (91,822)    (44,171)
Increase in loan origination fees              (3,814)    (38,200)    (64,219)

Net cash provided by financing activities    1,575,889   7,228,140   5,360,233

NET INCREASE IN CASH AND CASH EQUIVALENTS      567,172     954,193     284,966

CASH AND  CASH EQUIVALENTS, beginning  of    1,450,022     495,829     210,863
year

CASH AND CASH EQUIVALENTS,  end of year     $2,017,194  $1,450,022    $495,829

[FN]
     See accompanying summary of accounting policies and notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS West Coast Realty Investors, Inc. (the "Company"), is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exits as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Service Code. The Company has complied with all requirements imposed on REIT's for the 1996, 1995 and 1994 tax years; however qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail or commercial properties located primarily in California and the west coast of the United States. The Company intends to acquire property for cash on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually and intends to own and operate such properties for investment over an anticipated holding period of five to ten years.

RENTAL REAL Assets are stated at lower of cost net realizable value. ESTATE AND Depreciation is computed using the straight-line method over DEPRECIATION their estimated useful lives of 31.5 to 39 years for financial and income tax reporting purposes.

               In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required.

RENTAL         Rental revenue is  recognized on a  straight-line basis  to the
INCOME         extent that rental revenue is deemed  collectible.  Where there is uncertainty of collecting higher scheduled rental amounts, due to the tendency of tenants to renegotiate their leases at lower amounts, rental income is recognized as the amounts are collected.

INVESTMENTS    The difference  between historical  cost and  market  value are reported as unrealized gains or losses in the statements of income.

LOAN           Loan origination fees  are capitalized  and amortized  over the
ORIGINATION    life of the loan.
FEES

CASH AND       The Company  considers cash  in the  bank, liquid  money market
CASH           funds, and  all  highly liquid  certificates  of deposit,  with
EQUIVALENTS    original maturities of  three months  of less,  to be  cash and cash equivalents.

                       WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES

USE OF         The preparation  of  financial  statements in  conformity  with
ESTIMATES      generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIF-     For comparative purposes, certain prior year  amounts have been
CATION         reclassified to conform to the current year presentation.

NEW ACCOUNTING Statement of Financial Accounting Standards No. 125, PRONOUNCE- "Accounting for Transfers and Servicing of Financial Assets and
MENTS          Extinguishments of Liabilities"  (SFAS No.  125) issued  by the
               Financial Accounting  Standards Board  (FASB) is  effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996,  and is to be
               applied prospectively.   Earlier or retroactive  application is
               not permitted.    The  new  standard  provides  accounting  and
               reporting standards  for transfers  and servicing  of financial
               assets and extinguishments  of liabilities.   The  Company does
               not expect adoption to have a material effect on its financial position or results of operations.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

On October 30, 1989, West Coast Realty Advisors, Inc. (the "Advisor"), purchased 1,000 shares of the Company's common stock for $10,000. On August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. As of December 31, 1996 the Company has raised $15,479,714 in capital.

Sales commissions and wholesaling fees, representing 7% of the gross proceeds from the sale of common shares, were paid to Associated Securities Corp. ("ASC"), a member of the National Association of Securities Dealers, Inc. ("NASD") and an affiliate of the Advisor.

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

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - RENTAL PROPERTIES (CONTINUED)

The major categories of property are:

DECEMBER 31,                             1996                    1995

Land                                $  7,401,126            $  6,586,920
Buildings and improvements            14,532,025              13,517,732

                                      21,933,151              20,104,652
Less accumulated depreciation            814,948                 454,487

Net rental properties              $  21,118,203           $  19,650,165


A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

     Five tenants accounted for 23%, 19%, 18% , 12% and 10%, respectively, in 1996;
     Four tenants accounted for 24%, 20%, 15% and 10%, respectively, in 1995; Four tenants accounted for 29%, 18%, 17% and 14%, respectively, in 1994;

The following unaudited pro forma information are presented to illustrate the effect of the three properties acquired in during 1996 and 1995, as discussed above, and the property acquired in 1997, as discussed in Note 10, as if the acquisitions occurred on January 1st of each year presented.



PRO FORMAS FOR THE YEARS ENDED              1996                    1995
      DECEMBER 31,
Revenues:
         Rental Income              $  2,948,961            $  2,851,554
         Interest                          7,097                     950

                                       2,956,058               2,852,504
Costs and Expenses:
 Operating                               320,171                 214,359
 Interest                              1,130,255               1,032,764
 General & Administrative                224,254                 117,667
 Depreciation & Amortization             551,399                 553,696

                                       2,226,079               1,918,486

Net Income                              $729,979                $934,018

Net Income per Share                       $0.45                   $0.54

                                           32

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3- FUTURE MINIMUM RENTAL INCOME

As of December 31, 1996, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                        DECEMBER 31,1996

      1997 .................................$2,123,959
      1998 ..................................2,037,591
      1999 ..................................1,976,664
      2000 ..................................1,864,724
      2001 ..................................1,771,212
      Thereafter .......................... 15,255,711

      Total                                $25,029,861

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At December 31, 1996, the Advisor owned 22,556 shares of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

The following related party transactions are included in the statement of income

     (a) In accordance with the advisory agreement, syndication fees earned by the Advisor totaled $82,864, $150,429 and $173,874 in 1996, 1995 and 1994.

     (b) Overhead expenses reimbursed to the Advisor totaled $12,000, $12,000 and $2,000 in 1996, 1995 and 1994. In 1994, the Advisor waived $10,000 of these costs which are included in additional paid-in capital.

     (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $163,735, $301,706 and $172,098 for 1996, 1995 and 1994.

     (d) Acquisition fees related to the purchase of real estate totaled $78,177, $444,795 and $320,006 in 1996, 1995 and 1994 (Note 2). These fees are split, in accordance with the advisory agreement, between the Advisor and an affiliate.

     (e) Property management fees earned by WCRM totaled $84,749, $46,947 and $24,077 in 1996, 1995 and 1994. In 1994, WCRM waived $7,622 in property management fees.

     (f) Advisory fees earned  by WCRA  totaled $74,361  in 1996.   WCRA  waived
     collection of $44,061 of these fees which are included in additional paid-in capital.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

     (f)  The Corporation had related party accounts payable as follows:

                                                 1996                1995
DECEMBER 31,
    Associated Financial Group          $         ---              $ 40,143
    Associated Securities Corp.                   396                   ---
    West Coast Realty Management               24,839                15,369
    West Coast Realty Advisors                 21,050               111,802

                                              $46,285              $167,314


NOTE 5 - NOTES PAYABLE

Notes payable are made up of the following:

DECEMBER 31,                                               1996        1995

8.25% promissory note secured by a Deed of Trust
on the Fresno Property, monthly principal and interest
payments are $5,244 due August 1, 2003 ................  $ 628,471   $ 639,182

Variable rate promissory note secured by a Deed
of Trust on the OPTO-22 property, interest rate
adjustments are monthly and are based on the 11th
District cost of funds rate plus 3% (7.835% at
December 31, 1996), and may never go below 6.5%
or above 11.0%, monthly principal and interest
payments are $12,723, due October 1, 2003 ..............1,708,362    1,721,993

8.25% promissory note secured by a Deed of Trust on
the Blockbuster property, interest rate adjusts
to the 5-year Treasury rate plus 350 basis points
on February 1, 1999, monthly principal and interest
payments are $4,934, due February 1, 2004 ..............  569,132      579,923

9.25% promissory note secured by a Deed of Trust
on the Riverside property, monthly principal and
interest payments are $9,988, due November 8, 2004 ..   1,177,055    1,185,778

Variable rate promissory note secured by a Deed of Trust
on the Brea property, interest rate is 9.5% until March 1,
2000 (and each succeeding March 1st) when interest rate
adjusts to the Moody's corporate bond index daily rate
plus 0.125%, monthly principal and interest payments
vary depending upon interest rates and are currently
$8,737, due March 1, 2020 .........................       981,338      992,379

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (CONT.)


DECEMBER 31,                                             1996            1995

9.625% promissory note secured by a Deed of Trust
on the Safeguard property, monthly principal and
interest payments are $24,191, due February 1,
2005 ...........................................       $2,155,575   $2,234,231

8.24% promissory note secured by a Deed of Trust
on the Fremont property, interest rate equaled the 20-year
Treasury rate plus 1.65% at loan closing, monthly principal
and interest payments are currently $18,898, due
August 1, 2015 ...............................          2,140,311    2,185,694

10% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,413, due November 1, 2001..............            336,272         ---

8% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,126, due June 1, 2018....................          382,277         ---

                                                      $10,078,793   $9,539,180

The above carrying amounts with the exception of the note on the Fresno property are reasonable estimates of fair values of notes payable based on current lending rates in the industry for mortgage loans with similar terms and maturities. The fair value of the Fresno note is approximately $580,000 calculated by discounting the expected future cash outflows on the note to the present based on a current lending rate of 10%, which is the approximate industry lending rate on properties of this type in this location.

The aggregate annual future maturities at December 31, 1996 are as follows:

      YEAR ENDING                        DECEMBER 31, 1996

      1997 ..................................$210,320
      1998 ...........................        228,391
      1999 ...........................        248,287
      2000 ...........................        269,435
      2001 ................................   582,090
      Thereafter .....................      8,540,268

      Total                               $10,078,793


NOTE 6 - DIVIDEND REINVESTMENT PLAN

The Company has established a Dividend Reinvestment Plan (the "Plan") whereby cash dividends will, upon election of the shareholders, be used to purchase additional shares of the Company. The shareholders' participation in the Plan may be terminated at any time.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - NET INCOME AND DIVIDENDS PER SHARE

Net Income  Per  Share   was  computed  using  the weighted  average  number  of
outstanding shares of 1,447,366,  1,117,494 and 706,684 for 1996, 1995 and 1994.

Dividends declared during 1996 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1996        1,325,404            0.0600             $79,524
February 1, 1996       1,371,794            0.0600              82,308
March  1, 1996         1,401,664            0.0600              84,100
April 1, 1996          1,413,736            0.0666              94,155
May 1, 1996            1,445,236            0.0666              96,253
June 1, 1996           1,448,836            0.0666              96,492
July 1, 1996           1,448,836            0.0666              96,492
August 1, 1996         1,448,836            0.0666              96,492
September 1, 1996      1,498,246            0.0666              99,784
October 1, 1996        1,498,246            0.0666              99,784
November 1, 1996       1,500,651            0.0666              99,943
December 1, 1996       1,550,607            0.0666             103,270

TOTAL                                                       $1,128,597

Dividends declared during 1995 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1995          911,986           $0.060             $54,719
February 1, 1995         945,136            0.060              56,708
March 1, 1995          1,009,084            0.060              60,545
April 1, 1995          1,069,217            0.060              64,153
May 1, 1995            1,109,374            0.060              66,562
June 1, 1995           1,109,874            0.060              66,592
July 1, 1995           1,116,891            0.060              67,013
August 1, 1995         1,151,911            0.060              69,115
September 1, 1995      1,204,517            0.060              72,271
October 1, 1995        1,225,398            0.060              73,524
November 1, 1995       1,261,859            0.060              75,712
December 1, 1995       1,294,683            0.060              77,681

TOTAL                                                        $804,595

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - NET INCOME AND DIVIDENDS PER SHARE (CONTINUED)

Dividends declared during 1994 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1994           562,888          $0.058             $32,648
February 1, 1994          568,404           0.060              34,104
March 1, 1994             590,966           0.062              36,640
April 1, 1994             610,195           0.063              38,442
May 1, 1994               620,421           0.064              39,707
June 1, 1994              637,315           0.065              41,426
July 1, 1994              637,315           0.065              41,426
August 1, 1994            688,203           0.065              44,733
September 1, 1994         747,876           0.065              48,612
October 1, 1994           811,034           0.065              52,717
November 1, 1994          844,800           0.065              54,913
December 1, 1994          880,700           0.065              57,246

TOTAL                                                        $522,614

Dividends are paid in the fiscal quarter following the record date.

The Company has followed the practice of making distributions to shareholders in amounts approximately equal to its cash basis net income. Since cash flows are sheltered from tax by depreciation and amortization expense, distributions to shareholders are in excess of net income. Accordingly, certain distributions result in a nontaxable return of capital. Distributions per beneficial share are reportable by shareholders on their individual income tax returns as shown below:

YEARS ENDED DECEMBER 31,           1996         1995         1994

Taxable ordinary income          $0.487       $0.549       $0.469
Nontaxable return of capital      0.292        0.171        0.270

                                 $0.779       $0.720       $0.739


NOTE 8 - TAXES ON INCOME

For the taxable years 1996 and 1995, the Company elected to be treated as a REIT on the filings of the 1996 and 1995 tax returns and will elect the same for 1997.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 9 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company had a noncash financing activity related to unpaid dividends declared of $302,996, $226,649 and $164,876 for 1996, 1995 and 1994.

Cash paid for interest during the year ended December 31, 1996, 1995 and 1994 was $857,042, $569,746 and $277,288.

NOTE 10 - SUBSEQUENT EVENTS

(a) From January 2 to January 14, 1997, a total of $1,179,423 in proceeds from the sale of shares in the Company's current offering was released from an escrow account, and 117,987 shares were issued to investors.

(b) On January 17, 1997, the Company acquired an industrial building located in Irvine, California for $4,902,500. The acquisition was accomplished with use of $2,300,000 in debt financing, and the remainder with proceeds from the Company's current offering.

(c) On January 15, 1997, the Company paid dividends totaling $302,997 ($0.0666 per share per monthly record date), payable to shareholders of record on October 1, November 1, and December 1, 1996, respectively (Note 7).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company is managed by West Coast Realty Advisors, Inc., ("Advisor"), a California corporation. The Shareholders are entitled to decide certain matters by a majority vote of Shares at a Shareholders' meeting at which a quorum is present, or by a written consent of a majority of the Shares without a meeting. The Company's directors may also make certain decisions without Shareholder approval.

   Resumes of the Company's and Advisor's principal officers and directors, and a description of the Advisor are set forth in the following paragraphs.

WEST COAST REALTY ADVISORS, INC.

   West Coast Realty Advisors, Inc. (WCRA) is a California corporation formed on May 10, 1983 for the purpose of structuring real estate programs and to act as general partner or Advisor for such programs. WCRA is a subsidiary of Associated Financial Group, Inc.

   The officers and directors of the Company and the Advisor are as follows:


        NAME                    COMPANY                    ADVISOR

      Philip N.             Chairman of the            Chairman of the
    Gainsborough             Board/Director             Board/Director

 W. Thomas Maudlin,        President/Director         President/Director
         Jr.

  Neal E. Nakagiri           Executive Vice             Executive Vice
                          President/Secretary        President/Secretary

  Michael G. Clark      Vice President/Treasurer          Treasurer

    George Young                Director                     N/A

    Steve Bridges               Director                     N/A

  James W. Coulter              Director                     N/A



   The biographies for the above individuals are noted below:

   PHILIP N. GAINSBOROUGH (Born 1938) is Chairman of the Board of Directors, President and Director of Associated Financial Group, Inc. He has been, and he currently serves as, Chairman of the Board of Directors, President and Director of Associated Securities Corp. since its inception in 1982. Mr. Gainsborough is also currently the Chairman of the Board of Directors and Director of West Coast Realty Advisors, Inc., and West Coast Realty Management, Inc. He is also Chairman of the Board of Directors, a Director and President of Associated Planners Partnership Services, Inc., and Associated Planners Insurance Services, Inc. In addition, from January 1981 to the present, he has served as President of Gainsborough Financial Consultants, Inc., a financial planning firm located in Los Angeles, California. From January 1981 to December 1982, Mr. Gainsborough served as a Registered Principal of Private Ledger Financial Services, Inc. From January 1977 to December 1980, he was employed by E.F. Hutton & Co. as a Registered Representative. Mr. Gainsborough is a graduate of the University of Southern California.

   W. THOMAS MAUDLIN JR. (Born 1936) is a Director and President of West Coast Realty Advisors, Inc., and a Director of West Coast Realty Management, Inc. He has been active in the real estate area for over 33 years, serving as
co-developer of high-rise office buildings and  shopping centers.   Mr. Maudlin
has structured transactions for syndicators in apartment housing, including sale leasebacks, all-inclusive trust deeds, buying and restructuring transactions to suit a particular buyer, and as a buyer acting as a principal. From 1980 to present, he has been involved in the development of real property in numerous parts of Southern California. Mr. Maudlin is a graduate of the University of Southern California.

     NEAL NAKAGIRI (Born 1954 ) serves as Executive Vice President, General Counsel, Chief Operating Officer and Secretary of Associated Financial Group, Inc. He is Vice President for two subsidiaries, Associated Securities Corp. and Associated Planners Investment Advisory, Inc. He joined the "Associated" group of companies in March 1985. He was Vice President of Compliance with Morgan, Olmstead, Kennedy & Gardner from 1984 to 1985. He was First Vice President and Director of Compliance with Jefferies and Co., Inc. from 1981 to 1984. He was Vice President and Director of Compliance at W & D Securities, Inc. from 1980 to 1983. He was an Investigator with the National Association of Securities Dealers, Inc. from 1976 to 1980. He has a B.A. degree in Economics from UCLA
(1976) and a J.D. from Loyola Law School of Los Angeles (1991). He is a member of the California Bar and the Compliance and Legal Division of the Securities Industry Association.

   MICHAEL G. CLARK (Born 1956) is Senior Vice President/Treasurer of Associated Financial Group, Inc., Associated Planners Investment Advisory, Inc., Associated Planners Insurance Services, Inc., Associated Planners Partnership Services, Inc., West Coast Realty Advisors, Inc., and Associated Securities Corp. Prior to joining Associated Financial Group in 1986, Mr. Clark served as Controller for Quest Resources, a Los Angeles-based syndicator and operator of alternative energy projects from October 1984 to March 1986, and as Assistant Controller for Valley Cable T.V. from March 1982 through September 1984. In addition, he served as an auditor for Arthur Young & Co. in Los Angeles, from July 1978 to March 1982. Mr. Clark is a graduate of the University of California, Santa Barbara and has a Masters of Science degree in Management from California State University at Northridge.

   GEORGE YOUNG (Born 1937) Since 1972 has been president of his own company, now named Internet Link Corporation. The firm specializes in integrating Internet and Intranet communications into the productive life of enterprises. They host and develop sites on the World Wide Web; integrate e-mail and interactive data retrieval applications; and provide content management and consulting services. Internet Link Corporation is affiliated with Netscape Communications, Pacific Bell Internet Services and InterNex Information Services. Mr. Young is a graduate of the University of Southern California.

   STEVE BRIDGES (Born 1951) has served as Executive Vice President of Pacific Building Industries, a general building contractor from January 1995 to present. From July 1986 to January 1995, Mr. Bridges served as Executive Vice President of Pathfinder Mortgage, a mortgage brokerage firm, and was responsible for loan production and financing of construction loans. From July 1984 to July 1986, Mr. Bridges was the President of The Muller Company, a real estate development company, and was responsible for the management of that company, developing, financing, and joint venture relationships, the development of 800,000 square feet of industrial and commercial real estate, and partnership management. Mr. Bridges is a graduate of the University of Southern California.

   JAMES W. COULTER (Born 1938) has since 1988 been a principal in Coulter & Company, a firm which provides brokerage services and invests in real property with an emphasis in retail, industrial and office properties. From 1981 to 1988 Mr. Coulter was a Vice President of the investment division of Bishop-Hawk, Inc., a firm which specializes in commercial real estate. He started the investment division in Sacramento. Prior to 1981, Mr. Coulter was involved in real estate investments, property management and development, and served as an officer of a real estate investment trusts. Mr. Coulter is a graduate of and has a Masters of Business Administration degree from the University of Southern California.

Gainsborough, Maudlin, Clark, Coulter, Young and Bridges have served in their positions with the Company since inception. Nakagiri was named Secretary of the Company in June 1996, replacing Mr. William T. Haas, who retired from the Company.

ITEM 11.  EXECUTIVE COMPENSATION

   During 1996, the Registrant paid no direct or indirect compensation to the Company's officers.

   The Registrant has no annuity, pension or retirement plans, or existing plan or arrangement pursuant to which compensatory payments are proposed to be made in the future to directors or officers.

   The Company's Independent Directors are entitled to receive up to $500 for each meeting that they attend or participate in via telephone. During 1996, a total of $6,600 was paid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     As disclosed in the Prospectus, the Advisor made a commitment to the Company to purchase an amount of Shares, at the public offering price of $10 per Share, which in aggregate is equal to the lesser of 10% of the adjusted net worth of the Company, upon completion of the initial offering, or $200,000. As of December 31, 1996, the Advisor had purchased $225,561 worth of shares, or approximately 1.8% of the adjusted net worth.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant was organized in October 1989 as a Delaware corporation. Its Advisor is West Coast Realty Advisors, Inc. Certain officers and directors of the Registrant are officers and directors of the Advisor as well (See Item 10-- "Directors and Executive Officers of the Registrant"). The Advisor purchased 1,075 shares of common stock for a net amount of $10,000 in October 1989 upon formation of the Company and subsequently purchased an additional 21,481 shares of common stock for a net amount of $215,561.

     Other  transactions  involving  the   Registrant,  the  Advisor,  and   its
affiliates are summarized below:

     1. As compensation for its services rendered in evaluation and selection of properties to the Company, the Advisor or Descolin Incorporated ("Descolin"), an affiliate of the Advisor, are entitled to an acquisition fee that shall not exceed 6% of gross proceeds allocated towards the purchase of any property. Descolin is wholly-owned by W. Thomas Maudlin, Jr., the Company's president. During the year ended December 31, 1996, the Company paid the Advisor and/or Descolin $78,177 related to the purchase of real estate.

     2. The majority of the common stock was sold by representatives of Associated Securities Corp. ("ASC"), an affiliate of the Advisor. During the year ended December 31, 1996, commissions paid to ASC for the sale of these shares totaled $163,735 and are included in additional paid-in capital on the Company's balance sheet.

     3. For property management services, the Advisor engaged West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor. During the year ended December 31, 1996, the Company incurred $84,749 of property management fees.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(A)  1.   FINANCIAL STATEMENTS

     The following financial statements of West Coast Realty Investors, Inc. are included in PART II, ITEM 8:

                                                                      Page

      Report of Independent Certified Public Accountants ...............23
      Balance Sheets -- December 31, 1996 and 1995..................... 24
      Statements of Income for the years ended
            December 31, 1996, 1995 and 1994... ........................25
      Statements of Stockholders' Equity for the years ended
            December 31, 1996, 1995 and 1994............................26
      Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994....... .................27-28
      Summary of Accounting Policies ................................29-30
      Notes to Financial Statements.............. ...................31-38

      2. FINANCIAL STATEMENT SCHEDULES

      Schedule III --  Real Estate and Accumulated Depreciation .....45-46
      Schedule IV --   Mortgage Loans on Real Estate ...........        47

      All other schedules have been omitted because they are either not required, not applicable, or the information has been otherwise supplied.

(B)   REPORTS ON FORM 8-K

      None.

(C)   EXHIBITS

      None.


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 1996

INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS:


                                                Cost             Gross Amount at which                                  Life on
                       Initial Cost          Capitalized        Carried at Close of Period                              which

                               Building    Subsequent to       Building                                             Depreciation is
                                   &        Acquisition            &                                 Year               Computed
                              Improvements  Improvements      Improvements    Total   Accumulated Construction  Date     Building/
Description  Emcumbrance    Land                          Land                 Cost  Depreciation  Completed  Acquired Improvements
Retail
Building,
Huntington
Beach, CA      569,132  1,005,965  670,245        0     1,005,965  670,245   1,676,210   125,015       1991       2/91      31.5

Retail
Building,
Shopping
Center,
Fresno, CA     628,471    553,648  861,245       0        553,648  861,245   1,414,893     80,056       1993      5/93      39.0

Industrial
Building
Huntington
Beach,
CA           1,708,362  1,132,159 1,367,842      0      1,132,159 1,367,842  2,500,001     115,450      1976      9/93      39.0

Industrial
Building
Brea, CA       981,338    808,423 1,439,920     0         808,423 1,439,920  2,248,343     104,617      1989      3/94      39.0

Entertainment
Center
Riverside, CA 1,177,055   768,667 2,886,833     0         768,667 2,886,833  3,655,500     154,215      1994      11/94     39.0

Office
Building
Tustin, CA    2,155,575  1,089,796 3,772,298    0       1,089,796 3,772,298  4,862,094     153,145      1986      5/95      39.0

Light
Industrial
Bldg,         2,140,311  1,228,262 2,519,349    0       1,228,262 2,519,349  3,747,611       72,683     1993      10/95     39.0
Fremont, CA

Light
Industrial
Bldg,           336,272    489,182   609,397    0         489,182  609,397   1,098,579        5,868     1988      8/96      39.0
Sacramento,
CA

Light
Industrial
Bldg,           382,277    325,024   404,896    0         325,024  404,896     729,920        3,899     1988      8/96    39.0
Sacramento,
CA

TOTAL        10,078,793  7,401,126 14,532,025   0       7,401,126 14,532,0252  1,933,151    814,948

                                                      45

DECEMBER 31, 1996

A reconciliation of the total cost for the years ending
December 31, 1994, 1995 and 1996 follows:

Balance at January 1, 1994.......    $ 5,591,104
1994 Additions...................      5,866,457
Balance at December 31, 1994 ....     11,457,561
1995 Additions ..................      8,647,091
Balance at December 31, 1995 ....     20,104,652
1996 Additions  .................      1,828,500
Balance at December 31, 1996.....    $21,933,152


A reconciliation of accumulated depreciation for the years ending
December 31, 1994, 1995 and 1996 follows:

Balance at January 1, 1994........   $    85,210
1994 Depreciation ................       115,372
Balance at December 31, 1994 .....       200,582
1995 Depreciation ................       253,905
Balance at December 31, 1995 .....       454,487
1996 Depreciation ................       360,461
Balance at December 31, 1996 .....    $  814,948


SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 1996

INFORMATION REQUIRED BY RULE 12-29 IS AS FOLLOWS:


                           Final   Periodic                            Delinquent
                Interest Maturity   Payment  Prior   Face   Carrying   Principal/
Description       Rate     Date      Terms   Liens  Amount   Amount    Interest

Retail Building                      Equal
                                    Monthly
Fresno, CA       8.25%   8/1/2003  Payments   None  $665,000  $628,471  None
                                      to
First Deed of                      Maturity
Trust                               Balloon
                                    Payment
                                      due
                                    8/2003

Industrial                         Variable
Building                            Monthly
Huntington      Variable 10/1/2003 Payments   None  $1,750,000 $1,708,362 None
Beach,                                to
California                         Maturity
First Deed of                       Balloon
Trust                               Payment
                                      due
                                    10/2003

Retail Building                    Variable
                                    Monthly
Huntington      Variable 2/1/2004  Payments   None   $600,000   $569,132 None
Beach,                                to
California                         Maturity
                                    ; 25 yr
First Deed of                      Amortiza
Trust                                tion;
                                    Balloon
                                    Payment
                                      due
                                    2/2004

Industrial                         Variable
Building                             Rate;
Brea, CA        Variable 3/1/2020    25 yr   None  $1,000,000  $981,338  None
First Deed of                      Amortiza
Trust                                tion;

Entertainment Center                Equal
                                    Monthly
Riverside, CA    9.25%   11/8/2004 Payments; None  $1,200,000 $1,177,055 None
First Deed of                      Amortized
Trust                               over 28
                                     yrs,3
                                    months;
                                    Balloon
                                    Payment
                                      due
                                    11/2004

Office Building                      Fixed
                                     Rate;
Tustin, CA       9.625%  2/2/2005   15 year  None  $2,300,000 $2,155,575 None
First Deed of                      Amortiza
Trust                                tion;
                                    Balloon
                                    Payment
                                      due
                                    2/2005

Light                                Fixed
Industrial Bldg.                    Monthly
Fremont, CA      8.240%  8/1/2015  Payments  None $2,200,000 $2,140,311  None
First Deed of                      20 years
Trust                              Amortization

Light                                Fixed
Industrial Bldg.                    Monthly
Sacramento, CA  10.000%  11/1/2001 Payments  None    $350,000  $336,272  None
First Deed of                      25 years
Trust                              Amortization

Light                                Fixed
Industrial Bldg.                    Monthly
Sacramento, CA   8.000%  6/1/2018  Payments  None     $405,000  $382,277 None
First Deed of                      25 years
Trust                            Amortization

                                                    10,470,000 10,078,793


A reconciliation or mortgage loans payable for the years ending December 31, 1994, 1995, and 1996 follows:

Balance at January 1,1994............          2,405,526
1994 Additions                      .          2,800,000
1994 Paydowns                       ..          (44,171)
Balance at December 31, 1994                   5,161,355
1995 Additions    .                .           4,469,647
1995 Paydowns ........................          (91,822)
Balance at December 31, 1995 .........         9,539,180
1996 Additions    .                .             755,000
1996 Paydowns ........................         (215,387)
Balance at December 31, 1996 .........       $10,078,793

                                   SIGNATURES

     Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       WEST COAST REALTY INVESTORS, INC.



                              W. THOMAS MAUDLIN JR.
                         (Director, President and Principal Executive Officer)



                              PHILIP N. GAINSBOROUGH
                              (Chairman of the Board of Directors)



                              MICHAEL G. CLARK
                         (Vice President/Treasurer, Controller, and Principal
                                   Financial Officer)



                              GEORGE YOUNG
                                   (Director)

  Date: March 17, 1997