Form 10-Q
period 1997-03-31
WEST COAST REALTY INVESTORS INC
filed 1997-05-15
CIK 858346

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    MARCH 31, 1997

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     INDICATE THE NUMBER OF SHARES OUTSTANDING  OF EACH OF THE ISSUER'S  CLASSES
OF  COMMON  STOCK,  AS  OF  THE  LATEST  PRACTICABLE  DATE.    1,815,579  SHARES
OUTSTANDING AS OF MAY 13, 1997.

ITEM 1.  FINANCIAL STATEMENTS

In the opinion of the Management of West Coast Realty Investors, Inc. (the "Company"), all adjustments necessary for a fair presentation of the Company's results for the three months ended March 31, 1997 and 1996, have been made in the following financial statements which are normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                       WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                         MARCH 31, 1997    December 31, 1996
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                    $25,909,334          $21,118,203
Cash and cash equivalents                       522,061            2,017,194
Accounts receivable                             337,992              247,948
Loan origination fees, net of accumulated
amortization of $43,293 and $40,248              99,578              102,622
Other assets                                     77,570               85,871

TOTAL ASSETS                                $26,946,535          $23,571,838


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                             $58,904              $13,922
   Due to related party (Note 5(e))              50,700               46,285
   Dividends payable (Note 8)                   325,669              302,760
   Security deposits and prepaid rent           242,892              124,734
   Other liabilities                             70,826              100,453
   Notes payable (Note 6)                    12,325,239           10,078,793

TOTAL LIABILITIES                            13,074,230           10,666,947

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares
authorized, 5,000,000 shares issued,
1,671,442 and 1,550,607 outstanding in
1997 and 1996                                    16,714               15,506
 Additional paid-in capital                  14,949,137           13,861,763
 Retained earnings                          (1,093,546)            (972,378)

TOTAL STOCKHOLDERS' EQUITY                   13,872,305           12,904,891

TOTAL LIABILITIES AND STOCKHOLDERS'         $26,946,535          $23,571,838
EQUITY

[FN]
                  See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)
                                                         ADDITIONAL
                                    COMMON     STOCK        PAID
                                    SHARES    AMOUNT       CAPITAL        DEFICIT
BALANCE AT DECEMBER 31, 1996       1,550,607   $15,506     $13,861,763    $(972,378)

Issuance of stock, net               120,835     1,208       1,061,331           ---

Equity contribution by
Affiliates through expense
reimbursements                           ---       ---          26,043           ---

Net income                               ---       ---             ---       204,738

Dividends declared (Note 8)              ---       ---             ---     (325,906)

BALANCE AT MARCH 31, 1997          1,671,442   $16,714     $14,949,137  $(1,093,546)

                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                                                         ADDITIONAL
                                    COMMON     STOCK        PAID
                                    SHARES    AMOUNT       CAPITAL        DEFICIT
BALANCE AT DECEMBER 31, 1995       1,322,404   $13,224     $11,771,030    $(549,417)

Issuance of stock, net                91,260       913         883,375           ---

Net income                               ---       ---             ---       210,831

Dividends declared (Note 8)              ---       ---             ---     (245,932)

BALANCE AT MARCH 31, 1996          1,413,664   $14,137     $12,654,405    $(584,518)


[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                                    Three Months   Three Months
                                        Ended          Ended
                                   March 31, 1997  March 31, 1996
Revenues
   Rental (Notes 2 and 3)                $729,886       $589,604
   Interest                                10,375         22,713

                                          740,261        612,317

Costs and expenses
   Operating                               36,256         30,317
   Property taxes                          27,722         19,140
   Property management fees (Note 5(e))    29,489         27,964
   Interest expense                       244,147        210,161
   General and administrative              78,444         19,168
   Depreciation and amortization          119,465         94,736

                                          535,523        401,486

Net income                               $204,738       $210,831

Net income per share (Note 8)                $.13           $.15

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)


                                               Three Months  Three Months
                                                   Ended         Ended
INCREASE (DECREASE) IN CASH AND CASH               March         March
EQUIVALENTS                                       31,1997       31,1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $204,738      $210,831
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                    119,465        94,736
    Interest expense on amortization of loan
    origination fees                                   3,045         6,953
Increase (decrease) from changes in:
    Accounts receivable                             (90,044)      (30,326)
    Other assets                                       8,300        10,745
    Accounts payable                                  44,982       (8,621)
    Due to related party                             (4,415)           ---
    Security deposits and prepaid rent               118,158           ---
    Other liabilities                               (29,627)           ---

NET CASH PROVIDED BY OPERATING ACTIVITIES            374,602       284,318

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate                (4,907,441)           ---
NET CASH (USED IN) INVESTING ACTIVITIES          (4,907,441)           ---

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net        1,045,305       794,236
Equity contribution by Affiliates through
expense reimbursements                                26,043           ---
Dividends declared and paid                        (280,088)     (226,886)
Increase in notes payable                          2,300,000           ---
Payments on notes payable                           (53,554)      (41,505)

NET CASH PROVIDED BY FINANCING ACTIVITIES          3,037,706       525,845

NET INCREASE (DECREASE) IN CASH AND CASH         (1,495,133)       810,163
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF            2,017,194     1,450,022
PERIOD

CASH AND CASH EQUIVALENTS,  END OF PERIOD           $522,061    $2,260,185

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                         SUMMARY OF ACCOUNTING POLICIES


BASIS OF PRESENTATION
The accompanying balance sheet as of March 31, 1997, the income statements and statements of cash flow for the three month periods ended March 31, 1997, and 1996 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997.


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


RENTAL  PROPERTIES AND DEPRECIATION
Assets are stated at lower of cost net realizable value. Depreciation is computed using the straight-line method over their estimated useful lives of
31.5 to 39 years for financial and income tax reporting purposes.

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

                       WEST COAST REALTY INVESTORS, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                                  (Continued)


RENTAL INCOME
Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. Where there is uncertainty of collecting higher scheduled rental amounts, due to the tendency of tenants to renegotiate their leases at lower amounts, rental income is recognized as the amounts are collected.


CASH AND CASH EQUIVALENTS
The Company considers cash in the bank, liquid money market funds, and all highly liquid certificates of deposit, with original maturities of three months or less, to be cash and cash equivalents.


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


NEW ACCOUNTING PRONOUCEMENTS
Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED) AND DECEMBER 31, 1996


NOTE 1 - GENERAL

On October 30, 1989, West Coast Realty Advisors, Inc. (the "Advisor"), purchased 1,000 shares of the Company's common stock for $10,000. On August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. As of March 31, 1997 the Company has raised $16,687,616 in capital.

Sales commissions and wholesaling fees, representing 8% of the gross proceeds from the sale of common shares, were paid to Associated Securities Corp. ("ASC"), a member of the National Association of Securities Dealers, Inc. ("NASD") and an affiliate of the Advisor.

Dividends are declared and accrued based approximately upon the previous quarter's income from operations before depreciation and amortization.

NOTE 2 - RENTAL PROPERTIES

The Company owns the following income-producing properties

                                                                ORIGINAL
LOCATION (PROPERTY NAME)        DATE PURCHASED               ACQUISITION
                                                                    COST

Huntington Beach,
California (Blockbuster)       February 26, 1991              $ 1,676,210
Fresno, California               May 14, 1993                   1,414,893
Huntington Beach, California
(OPTO-22)                     September 15, 1993                2,500,001
Brea, California                March 4, 1994                   2,248,343
Riverside, California         November 29, 1994                 3,655,500
Tustin, California
(Safeguard)                      May 22, 1995                   4,862,094
Fremont, California
(Technology Drive)             October 31, 1995                 3,747,611
Sacramento, California
(Java City)                     August 2, 1996                  1,828,500
Irvine, California (Tycom)     January 17, 1997                 4,907,441

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED) AND DECEMBER 31, 1996


NOTE 2 - RENTAL PROPERTIES (CONTINUED)

The major categories of property are:

                                   MARCH 31, 1997      DECEMBER 31, 1996

Land                                 $  8,971,126           $  7,401,126
Buildings and improvements             17,869,466             14,532,025

                                       26,840,592             21,933,151
Less accumulated depreciation             931,258                814,948

Net rental properties               $  25,909,334          $  21,118,203


A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

     Five tenants accounted for 28%, 22%, 20%, 19% and 10% in 1997; Five tenants accounted for 23%, 19%, 18%, 12% and 10% in 1996; Four tenants accounted for 24%, 20%, 15% and 10% in 1995;

NOTE 3 - OTHER ASSETS

      Other assets consists of the following:

                                    MARCH 31, 1997     DECEMBER 31, 1996

Deposits and prepaid expenses             $78,449           $86,640
Organization costs                         14,330            14,330

                                           92,779           100,970
Less accumulated amortization              15,209            15,099

Net other assets                          $77,570           $85,871

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED) AND DECEMBER 31, 1996


NOTE 4 - FUTURE MINIMUM RENTAL INCOME

As of March 31, 1997 and December 31, 1996, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:
                                      MARCH 31, 1997   DECEMBER 31,1996

      1997 ............................$1,729,798        $2,123,959
      1998 .............................2,485,224         2,037,591
      1999 .............................2,424,297         1,976,664
      2000 .............................2,312,357         1,864,724
      2001 .............................2,218,845         1,771,212
      Thereafter ..................... 17,941,509        15,255,711

      Total                           $29,112,030       $25,029,861

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

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
 THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED) AND DECEMBER 31, 1996


During the periods presented, the Company had the following related party transactions:

     (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                THREE MONTHS ENDED     FOR THE YEAR
                                  MARCH 31, 1997           ENDED
                                                     DECEMBER 31, 1996

           Syndication fees          $150,000              $82,864
           Acquisition fees           270,384               78,177
           Overhead expenses            6,000               12,000

                                     $426,384             $173,041


     (b) At March 31, 1997 and December 31, 1996, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

     (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $100,778 for the three months ended March 31, 1997 and $63,741 for the three months ended March 31, 1996.

     (d) Property management fees earned by WCRM totaled $29,489 and $27,964 for the three months ended March 31, 1997 and 1996, respectively.

     (e)  The Corporation had related party accounts payable as follows:

                                       MARCH 31, 1997     DECEMBER 31, 1996

  Associated Securities Corp.                $  1,210             $     396
  West Coast Realty Management                 29,490                24,839
  West Coast Realty Advisors                   20,000                21,050

                                              $50,700               $46,285

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED) AND DECEMBER 31, 1996
                                  (Continued)


NOTE 6 - NOTES PAYABLE

Notes payable are made up of the following:
                                                      MARCH 31,   DECEMBER 31,
                                                         1997          1996

8.25% promissory note secured by a Deed of Trust
on the Fresno Property, monthly principal and interest
payments are $5,244 due August 1, 2003 ................$ 625,069  $ 628,471

Variable rate promissory note secured by a Deed
of Trust on the OPTO-22 property, interest rate
adjustments are monthly and are based on the 11th
District cost of funds rate plus 3% (7.835% at
December 31, 1996), and may never go below 6.5%
or above 11.0%, monthly principal and interest
payments are $12,723, due October 1, 2003 .............1,703,640  1,708,362

8.25% promissory note secured by a Deed of Trust on
the Blockbuster property, interest rate adjusts
to the 5-year Treasury rate plus 350 basis points
on February 1, 1999, monthly principal and interest
payments are $4,934, due February 1, 2004 ..............566,047     569,132

9.25% promissory note secured by a Deed of Trust
on the Riverside property, monthly principal and
interest payments are $9,988, due November 8, 2004 ...1,174,294   1,177,055

Variable rate promissory note secured by a Deed of Trust
on the Brea property, interest rate is 9.5% until March 1,
2000 (and each succeeding March 1st) when interest rate
adjusts to the Moody's corporate bond index daily rate
plus 0.125%, monthly principal and interest payments
vary depending upon interest rates and are currently
$8,737, due March 1, 2020 ...............................978,411    981,338

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED) AND DECEMBER 31, 1996


NOTE 6 - NOTES PAYABLE (CONT.)

                                                       MARCH 31,  DECEMBER 31,
                                                          1997        1996

9.625% promissory note secured by a Deed of Trust
on the Safeguard property, monthly principal and
interest payments are $24,191, due February 1,
2005 ................................................$2,134,704  $2,155,575

8.24% promissory note secured by a Deed of Trust
on the Fremont property, interest rate equaled the 20-year
Treasury rate plus 1.65% at loan closing, monthly principal
and interest payments are currently $18,898, due
August 1, 2015 .......................................2,127,634  2,140,311

10% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,413, due November 1, 2001........................334,427    336,272

8% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,126, due June 1, 2018............................381,013    382,277

9.25% promissory note secured by a Deed of Trust on the
Tycom property, monthly payments of interest only are
approximately $17,000, due January 8, 1998            2,300,000        ---

                                                    $12,325,239  $10,078,793

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

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED) AND DECEMBER 31, 1996


NOTE 6 - NOTES PAYABLE (CONT.)

The aggregate annual future maturities at March 31, 1997 and December 31, 1996 are as follows:

    PERIOD ENDING                           MARCH 31, 1997   DECEMBER 31, 1996

     1997 ..................................    $156,768         $  210,322
     1998 ..................................   2,528,391            228,391
     1999 ..................................     248,287            248,287
     2000 ..................................     269,435            269,435
     2001 ..................................     582,090            582,090
     Thereafter ............................   8,540,268          8,540,268

     Total                                   $12,325,239        $10,078,793


NOTE 7 - DIVIDEND REINVESTMENT PLAN

The Company has established a Dividend Reinvestment Plan (the "Plan") whereby cash dividends will, upon election of the shareholders, be used to purchase additional shares of the Company. The shareholders' participation in the Plan may be terminated at any time.

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE

Net Income Per Share for the three months ended March 31, 1997 and 1996 was computed using the weighted average number of outstanding shares of 1,641,233 and 1,378,132, respectively.

Dividends declared during the first quarter 1997 and 1996 were as follows:

                     OUTSTANDING          AMOUNT             TOTAL
RECORD DATE            SHARES           PER SHARE          DIVIDEND

January 1, 1997         1,550,607        $0.0666            $103,270
February 1, 1997        1,671,442         0.0666             111,318
March 1, 1997           1,671,442         0.0666             111,318

TOTAL                                                       $325,906

January 1, 1996       1,325,404           0.060             $79,524
February 1, 1996      1,371,794           0.060              82,308
March  1, 1996        1,401,664           0.060              84,100

TOTAL                                                      $245,932

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED) AND DECEMBER 31, 1996
                                  (Continued)


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

NOTE 10 - SUBSEQUENT EVENT

(a) In April 1997, the Company paid dividends totaling $325,906 ($0.0666 per share per period), payable to shareholders of record on January 1, February 1, and March 1, 1997, respectively (Note 8).

(b) On April 1, 1997, a total of $1,402,438 in proceeds from the sale of shares in the Company's current offering was released from an escrow account, and 139,422 shares were issued to investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     West Coast Realty Investors, Inc. is a Delaware corporation, formed on October 26, 1989. The Company began offering for sale shares of Common Stock on April 20, 1990. On August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. A secondary offering of shares was begun on May 14, 1992. On November 30, 1992 the Company reached its minimum secondary offering funding level of $250,000. A third offering of shares was begun on June 3, 1994. On July 25, 1994, the Company reached its minimum third offering funding level of $250,000. A fourth offering of shares began on May 6, 1996. As of March 31, 1997, the Company had raised $16,687,616 in gross proceeds from all four offerings.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1997 the Company declared dividends totaling $325,906 compared to the quarter ended March 31, 1996, the Company declared dividends totaling $245,932. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

During the quarter ended March 31, 1997 the Company raised an additional $1,045,305 in net proceeds as the result of the sale of shares from its fourth public offering. The Company has used the net proceeds from offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company as is prudent given the amount of property now under ownership.

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

The first point refers to the risk of the Company's investments. At March 31, 1997, the Company's excess funds were invested in a short-term money market fund. The purchase of rental properties have been made either entirely with cash or the use of moderate leverage. During the quarter ended March 31, 1997, notes payable pertaining to property acquisitions by the Company increased $2,300,000 due to the purchase of an additional income-producing property in January 1997, while cash used in principal repayments of notes totaled $53,554. Although most of the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 1998 through 2005. The Company is aware that prior to the time that these large payments come due, refinancing of the loans or the sale of the property(ies) will be necessary in order to protect the interests of the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)


Company's shareholders.    Furthermore,  most of  the  properties'  tenants  are
nationally known retailers or well-established business under long-term leases, which makes the properties easier to sell of refinance.

As to the second point, the Company's properties are in good condition without significant deferred maintenance obligations and are leased through "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.
As to the third point, the Company was liquid at March 31, 1997 since the Company is still operating in the "money-raising" stage. Virtually all funds raised were invested in a short-term money market fund. As of March 31, 1997, the Company has allocated approximately $500,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $325,000 of cash held pending distribution to investors, $120,000 of cash to be used for current mortgage and accounts payable commitments, $150,000 in tenant security deposits, and the balance of --<$573,000>-- expected to be received from future sales of Company shares. The Company's operations generated $321,049 in net operating cash flow in the quarter ended March 31, 1997 (net income plus depreciation expense). Thus, the Company is generating significant amounts of cash flow currently and could choose to withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)


CASH FLOWS - MARCH 31, 1997 VS. MARCH 31, 1996

Cash resources decreased $1,495,133 during the three months ended March 31, 1997 compared to a $810,163 increase in cash resources for the three months ended March 31, 1996. Cash provided by operating activities increased by $374,602 with the largest contributor being $324,203 in cash basis net income for the three months ended March 31, 1997. In contrast, the three months ended March 31, 1996 provided $284,318 in cash from operating activities due primarily to $305,567 in cash basis net income. The sole use of cash in investing activities for the three months ended March 31, 1997 was $4,907,441 expended for the acquisition of an additional property located in Irvine, California. In contrast, the three months ended March 31, 1996 did not have any investing activities. For the three months ended March 31, 1997, financing activities provided an additional $3,037,706 via the sale of additional shares in the Company ($1,045,305 in net proceeds), and $2,300,000 in financing obtained in connection with the acquisition of the additional property, less dividends paid and payable of $280,088 and repayments on notes payable of $53,554. In contrast, the three months ended March 31, 1996, financing activities provided an additional $525,845 via the sale of additional shares in the Company
($794,236 in net proceeds), less dividends paid and payable of $226,886 and repayments of notes payable of $41,505.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

RESULTS OF OPERATIONS

Operations for the quarter ended March 31, 1997 represented a full quarter of rental operations for all properties except Tycom which was owned for two and one-half months.

The net income for the quarter ended March 31, 1997 continued to be significantly larger than the prior quarter's amount due to the raising of additional funds and investment of such funds in additional income producing properties. The Company did not have any adverse events that significantly impacted net income during the quarter ended March 31, 1997, and all properties that have been purchased by the Company have operated at levels equal to current expectations. All tenants were current on their lease obligations.

Rental revenue increased $140,282 (24%) due to a full quarter ownership of the Java City property and two and one-half months of the Tycom property (as compared to no ownership of these properties during the quarter ended March 31,
1996). Interest income decreased $12,338 (54%) due to a new escrow release procedure on the current offering where new investor funds come into the Company quarterly rather than daily, thus lowering the amount of excess cash available for investment.

Operating expenses increased $5,939 (20%) as a reflection of the additional properties owned during the quarter. Interest expense increased $33,986 (16%) as a reflection of the additional debt taken on in connection with additional property acquisition and refinancing activities. Despite the large debt amounts, the Company is still below the maximum 50% debt a maximum that is allowed by the Company's by-laws (debt was 46% of property cost (as defined in the by-laws) at March 31, 1997). General and administrative costs increased $59,276 (309%) due to higher accounting, taxes, and general insurance expense and overhead costs related to the Company. General and administrative costs increased as a percentage of revenue going from 3% in 1996 to 11% in 1997. Much of this increase is due to $41,043 that the Advisor was paid during the quarter ended March 31, 1997 due to the revised provisions of the Advisor agreement. No advisor fees were earned during the quarter ended March 31, 1996. Depreciation and amortization expense increased $24,729 (26%) as the result of the ownership of additional properties during 1997 as compared to 1996. Net income of $204,738 for the quarter ended March 31, 1997 was $6,093 (3%) lower than the three months ended March 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

The average number of shares outstanding during 1997 was 1,641,233 vs. 1,378,132 in 1996. Partly because of the greater number of shares outstanding, the net income per share decreased from $.15 in 1996 to $.13 in 1997. If this figure is analyzed using flow of funds - that is net income plus depreciation expense - then the amount in 1997 was $.20 per share vs. $.22 per share in 1996.

During the quarter ended March 31, 1997, the Company declared dividends totaling $325,906, compared to dividends of $245,932 declared for the quarter ended March 31, 1996. Cash basis income for the quarter ended March 31, 1996 was $324,203. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this quarter were $1,703 greater than cash basis net income. In comparison, distributions in the first quarter 1996 were $59,635 less than cash basis income of $305,567. In either event, the Company continued to qualify as a REIT in 1997, and liquidity of the Company continues to be strong.

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

      (b) Reports on Form 8-K
          - 8-K filed on March 18, 1997 resulting from the purchase of the Irvine, California property on January 17, 1997.

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

                       WEST COAST REALTY INVESTORS, INC.
                                (Registrant)



May 14, 1997                       By:  WEST COAST REALTY ADVISORS, INC.
                                            A California Corporation,
                                                    Advisor


                                         Neal E. Nakagiri
                          Director and Executive Vice President / Secretary



May 14, 1997
                                         Michael G. Clark
                                     Vice President / Treasurer