Form 10-Q
period 1997-06-30
WEST COAST REALTY INVESTORS INC
filed 1997-08-12
CIK 858346

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            JUNE 30, 1997

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 1,974,144 SHARES OUTSTANDING AS OF AUGUST 12, 1997.


ITEM 1.  FINANCIAL STATEMENTS
In the  opinion of  the Management  of West  Coast Realty  Investors, Inc.  (the
"Company"), all adjustments necessary for a fair presentation of the Company's results for the six months ended June 30, 1997 and 1996, have been made in the following financial statements which are normal and recurring in nature.
However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                       WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS
                JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                               June 30,     December 31,
                                                 1997           1996
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                      $25,793,024     $21,118,203
Cash and cash equivalents                       1,756,814       2,017,194
Accounts receivable                               328,600         247,948
Loan origination fees, net of accumulated
amortization of $46,339 and $40,248                96,532         102,622
Other assets                                       37,888          85,871

TOTAL ASSETS                                  $28,012,858     $23,571,838


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                               $32,946         $13,922
   Due to related party (Note 5(e))                70,551          46,285
   Dividends payable (Note 8)                     302,205         302,760
   Security deposits and prepaid rent             186,939         124,734
   Other liabilities                               93,542         100,453
   Notes payable (Note 6)                      12,272,173      10,078,793

TOTAL LIABILITIES                              13,018,356      10,666,947
COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares authorized,
5,000,000 shares issued, 1,823,887 and
1,550,607 outstanding in 1997 and 1996             18,239          15,506
Additional paid-in capital                     16,254,698      13,861,763
Retained earnings                             (1,278,435)       (972,378)

TOTAL STOCKHOLDERS' EQUITY                     14,994,502      12,904,891

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $28,012,858     $23,571,838

[FN]

                  See accompanying notes to financial statements.

                          WEST COAST REALTY INVESTORS, INC.

                         STATEMENTS OF STOCKHOLDERS' EQUITY
                           SIX MONTHS ENDED JUNE 30, 1997
                                     (UNAUDITED)
                                     COMMON     STOCK   ADDITIONAL PAID-IN
                                      SHARES    AMOUNT      CAPITAL         DEFICIT
BALANCE AT DECEMBER 31, 1996       1,550,607   $15,506     $13,861,763    $(972,378)

Issuance of stock, net               273,280     2,733       2,337,366           ---

Equity contribution by Affiliates
through expense reimbursements           ---       ---          55,569           ---

Net income                               ---       ---             ---       382,291

Dividends declared (Note 8)              ---       ---             ---     (688,348)

BALANCE AT JUNE 30, 1997           1,823,887   $18,239     $16,254,698  $(1,278,435)

                         SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)


                                   COMMON     STOCK    ADDITIONAL PAID-IN
                                   SHARES     AMOUNT       CAPITAL        DEFICIT
BALANCE AT DECEMBER 31, 1995      1,322,404   $13,224      $11,771,030    $(549,417)

Issuance of stock, net              126,432     1,264        1,154,137           ---

Net income                              ---       ---              ---       385,127

Dividends declared (Note 8)             ---       ---              ---     (532,290)

BALANCE AT JUNE 30, 1996          1,448,836   $14,488      $12,925,167    $(696,580)


[FN]

        See accompanying notes to financial statements.


                         WEST COAST REALTY INVESTORS, INC.

                                STATEMENTS OF INCOME
                 THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (UNAUDITED)
                                    THREE       THREE        SIX        SIX
                                    MONTHS      MONTHS      MONTHS     MONTHS
                                    ENDED       ENDED        ENDED      ENDED
                                   JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                     1997        1996        1997        1996
REVENUES:
  Rental                            $717,926    $564,777  $1,447,812  $1,154,381
  Interest                            22,578      27,877      32,953      50,950

                                     740,504     592,654   1,480,765   1,204,971

COSTS AND EXPENSES:
Operating                             31,442      42,445      67,696      72,763
Property taxes                        27,722      18,259      55,445      37,398
Property management
 fees-related party(Note 5 (d))       26,313      25,091      55,803      51,198
Interest                             275,565     208,979     519,712     419,140
General and administrative            82,445      30,705     160,888      49,872
Depreciation and amortization        119,465      94,736     238,930     189,473

                                     562,952     420,215   1,098,474     819,844

NET INCOME                          $177,552    $172,439    $382,291    $385,127

NET INCOME PER SHARE (NOTE 8)           $.10        $.12        $.23        $.28

[FN]

                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                           STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

                                                SIX MONTHS    Six Months
                                                   ENDED         Ended
INCREASE (DECREASE) IN CASH AND CASH           JUNE 30,1997  June 30,1996
EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $382,291      $385,127
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                    232,840       189,473
    Interest expense on amortization of loan
            origination fees                           6,090           ---
Increase (decrease) from changes in:
     Accounts receivable                            (80,652)      (51,514)
     Other assets                                     47,983        12,886
     Accounts payable                                 19,024     (166,667)
     Due to related party                             24,266           ---
     Security deposits and prepaid rent               62,205      (19,709)
     Other liabilities                               (6,911)           ---

NET CASH PROVIDED BY OPERATING ACTIVITIES            687,136       349,596

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate                (4,907,441)           ---

NET CASH (USED IN) INVESTING ACTIVITIES          (4,907,441)           ---

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net        2,340,434     1,155,401
Equity contribution by Affiliates through
       expense reimbursements                         55,569           ---
Dividends declared and paid                        (629,458)     (486,401)
Increase in notes payable                          2,300,000           ---
Payments on notes payable                          (106,620)      (85,883)

NET CASH PROVIDED BY FINANCING ACTIVITIES          3,959,925       583,117


NET (DECREASE) INCREASE IN CASH AND CASH           (260,380)       932,713
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF            2,017,194     1,450,022
PERIOD

CASH AND CASH EQUIVALENTS,  END OF PERIOD         $1,756,814    $2,382,735

[FN]

                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES


BASIS OF PRESENTATION
The accompanying balance sheet as of June 30, 1997, the income statements and statements of cash flow for the six months periods ended June 30, 1997, and 1996 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997.


BUSINESS
West Coast Realty Investors, Inc. (the "Company"), is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Service Code. The Company has complied with all requirements imposed on REIT's for 1997 and 1996 tax years; however, qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail or commercial properties located primarily in California and the west coast of the United States. The Company intends to acquire property for cash on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually and intends to own and operate such properties for investment over an anticipated holding period of five to ten years.


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

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                              AND DECEMBER 31, 1996


NOTE 1 - GENERAL

On October 30, 1989, West Coast Realty Advisors, Inc. (the "Advisor"), purchased 1,000 shares of the Company's common stock for $10,000. On August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. As of June 30, 1997 the Company has raised $18,211,913 in capital.

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
Irvine, California  (Tycom)     January 17, 1997               4,907,441

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                              AND DECEMBER 31, 1996


NOTE 2 - RENTAL PROPERTIES (CONTINUED)

THE MAJOR CATEGORIES OF PROPERTY ARE:
                                      JUNE 30, 1997      DECEMBER 31, 1996

Land                                   $  8,971,126         $  7,401,126
Buildings and improvements               17,869,466           14,532,025

                                         26,840,592           21,933,151
Less accumulated depreciation             1,047,568              814,948

Net rental properties                 $  25,793,024        $  21,118,203


A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

     Five tenants accounted for 28%, 22%, 20%, 19% and 10% in 1997; Five tenants accounted for 23%, 19%, 18%, 12% and 10% in 1996; Four tenants accounted for 24%, 20%, 15% and 10% in 1995;


NOTE 3 - OTHER ASSETS

     Other assets consists of the following:

                                     JUNE 30, 1997     DECEMBER 31, 1996

Deposits and prepaid expenses            $38,877       $86,640
Organization costs                        14,330        14,330
                                          53,207       100,970
Less accumulated amortization             15,319        15,099

Net other assets                         $37,888       $85,871

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                              AND DECEMBER 31, 1996


NOTE 4 - FUTURE MINIMUM RENTAL INCOME

As of June 30, 1997 and December 31, 1996, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                            JUNE 30, 1997   DECEMBER 31,1996

     1997 .................................. $1,079,798          $2,123,959
     1998 ..................................  2,485,224           2,037,591
     1999 ..................................  2,424,297           1,976,664
     2000 ..................................  2,312,357           1,864,724
     2001 ..................................  2,218,845           1,771,212
     Thereafter ............................ 17,941,509          15,255,711

     Total                                  $28,462,030         $25,029,861


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

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                              AND DECEMBER 31, 1996

NOTE 5 - RELATED PARTY TRANSACTIONS (CONT.)

During the periods presented, the Company had the following related party transactions:

(a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                   SIX MONTHS ENDED    FOR THE YEAR ENDED
                                      JUNE 30, 1997     DECEMBER 31, 1996

           Syndication fees                $317,307               $82,864
           Acquisition fees                 270,384                78,177
           Overhead expenses                 12,000                12,000

                                           $599,691              $173,041


     (b) At June 30, 1997 and December 31, 1996, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

     (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $198,374 for the six months ended June 30, 1997 and $84,496 for the six months ended June 30, 1996.

     (d) Property management fees earned by WCRM totaled $26,313 and $25,091 for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, WCRM earned $55,803 and $51,198, respectively in property management fees.

     (e)  The Corporation had related party accounts payable as follows:

                                        JUNE 30, 1997     DECEMBER 31, 1996

    Associated Securities Corp.              $  2,182             $     396
    West Coast Realty Management               26,313                24,839
    West Coast Realty Advisors                 42,056                21,050

                                              $70,551               $46,285

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                              AND DECEMBER 31, 1996


NOTE 6 - NOTES PAYABLE

NOTES PAYABLE ARE MADE UP OF THE FOLLOWING:
                                                      JUNE 30,    DECEMBER 31,
                                                         1997         1996

8.25% promissory note secured by a Deed of Trust
on the Fresno Property, monthly principal and interest
payments are $5,244 due August 1, 2003 .............. $ 622,177      $ 628,471

Variable rate promissory note secured by a Deed
of Trust on the OPTO-22 property, interest rate
adjustments are monthly and are based on the 11th
District cost of funds rate plus 3% (7.835% at
June 30, 1997), and may never go below 6.5%
or above 11.0%, monthly principal and interest
payments are $12,723, due October 1, 2003 ............1,698,602      1,708,362

8.25% promissory note secured by a Deed of Trust on
the Blockbuster property, interest rate adjusts
to the 5-year Treasury rate plus 350 basis points
on February 1, 1999, monthly principal and interest
payments are $4,934, due February 1, 2004 ............. 562,899        569,132

9.25% promissory note secured by a Deed of Trust
on the Riverside property, monthly principal and
interest payments are $9,988, due November 8, 2004 .. 1,172,067      1,177,055

Variable rate promissory note secured by a Deed of Trust
on the Brea property, interest rate is 9.5% until March 1,
2000 (and each succeeding March 1st) when interest rate
adjusts to the Moody's corporate bond index daily rate
plus 0.125%, monthly principal and interest payments
vary depending upon interest rates and are currently
$8,737, due March 1, 2020 ............................  975,414        981,338

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                              AND DECEMBER 31, 1996


NOTE 6 - NOTES PAYABLE (CONT.)

                                                    JUNE 30,     DECEMBER 31,
                                                       1997          1996

9.625% promissory note secured by a Deed of Trust
on the Safeguard property, monthly principal and
interest payments are $24,191, due February 1,
2005 .............................................    $2,113,327    $2,155,575

8.24% promissory note secured by a Deed of Trust
on the Fremont property, interest rate equaled the 20-year
Treasury rate plus 1.65% at loan closing, monthly principal
and interest payments are currently $18,898, due
August 1, 2015 .....................................   2,115,660     2,140,311

10% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,413, due November 1, 2001..................       332,722       336,272

8% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,126, due June 1, 2018........................     379,305       382,277

9.25% promissory note secured by a Deed of Trust on the
Tycom property, monthly payments of interest only are
approximately $17,000, due January 8, 1998 .......     2,300,000           ---

                                                     $12,272,173   $10,078,793

The above carrying amounts, with the exception of the note on the Fresno property, are reasonable estimates of fair values of notes payable based on current lending rates in the industry for mortgage loans with similar terms and maturities. The fair value of the Fresno note is approximately $580,000 calculated by discounting the expected future cash outflows on the note to the present based on a current lending rate of 10%, which is the approximate industry lending rate on properties of this type in this location.

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                              AND DECEMBER 31, 1996


NOTE 6 - NOTES PAYABLE (CONT.)

The aggregate annual future maturities at June 30, 1997 and December 31, 1996 are as follows:

     YEAR ENDING                            JUNE 30, 1997    DECEMBER 31, 1996

     1997 ..................................   $103,702           $210,322
     1998 ..................................  2,528,391            228,391
     1999 ..................................    248,287            248,287
     2000 ..................................    269,435            269,435
     2001 ..................................    582,090            582,090
     Thereafter ............................  8,540,268          8,540,268

     Total                                  $12,272,173        $10,078,793


NOTE 7 - DIVIDEND REINVESTMENT PLAN

The Company has established a Dividend Reinvestment Plan (the "Plan") whereby cash dividends will, upon election of the shareholders, be used to purchase additional shares of the Company. The shareholders' participation in the Plan may be terminated at any time.

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE

Net Income Per Share for the three months ended June 30, 1997 and 1996 was computed using the weighted average number of outstanding shares of 1,698,025 and 1,385,908, respectively.

Dividends declared during the first six months 1997 and 1996 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1997        1,550,607           $ 0.0666          $103,270
February 1, 1997       1,671,442             0.0666           111,318
March 1, 1997          1,671,442             0.0666           111,318
April 1, 1997          1,810,916             0.0666           120,607
May 1, 1997            1,815,579             0.0666           120,917
June 1, 1997           1,815,579             0.0666           120,917

TOTAL                                                        $688,347

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                              AND DECEMBER 31, 1996

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE (CONT.)

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

NOTE 10 - SUBSEQUENT EVENTS

(a) In July 1997, the Company paid dividends totaling $362,442 ($0.0666 per share per period), payable to shareholders of record on April 1, May 1, and June 1, 1997, respectively (Note 8).

(b) On July 2, and July 16, 1997, a total of $1,463,808 in proceeds from the sale of shares in the Company's current offering was released from an escrow account, and 146,784 shares were issued to investors.

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                              AND DECEMBER 31, 1996

NOTE 10 - SUBSEQUENT EVENTS (CONT.)

(c) The Company ("Seller") is negotiating the sale of the North Palm Street Property to a unrelated buyer. The offer to purchase the property was unsolicited and is partially contingent on the Seller utilizing the Internal Revenue Service Code Section S1031 to facilitate a tax free exchange. However, if the Seller does not locate an exchange property by October 31, 1997, the Buyer may close escrow with no Section S1031 tax free exchange requirement. The total sales price is expected to be $2,515,860 in cash. The Seller must pay off the existing lender of the first deed of trust which as of June 30, 1997 totaled $975,309. Additionally, the Buyer has agreed to contribute an additional $15,000 to prepay the mortgage loan.

(d) In late August or early September 1997, the Company intends on acquiring an investment known as the Roseville Property. The funds to acquire the Roseville will result from the Section S1031 tax free exchange of the Brea property (as described above), plus additional proceeds resulting from the sale of the Company's Shares in the current offering. No debt financing will be used
in connection with the Roseville acquisition.   The Roseville Property is
currently under construction with construction expected to be completed by August 15, 1997, and the Company taking ownership of the Property two to three weeks later when an occupancy permit is issued. The property's tenant intends on using the property as a sit-down, casual restaurant. Roseville is a city located in the Sacramento region of Northern California.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     West Coast Realty Investors, Inc. is a Delaware corporation, formed on October 26, 1989. The Company began offering for sale shares of Common Stock on
April 20, 1990.   On August 30,  1990, the Company reached its minimum  initial offering funding level of $1,000,000. A secondary offering of shares was begun on May 14, 1992. On November 30, 1992 the Company reached its minimum secondary offering funding level of $250,000. A third offering of shares was begun on June 3, 1994. On July 25, 1994, the Company reached its minimum third offering funding level of $250,000. A fourth offering of shares began on May 6, 1996. As of June 30, 1997, the Company had raised $18,211,913 in gross proceeds from all four offerings.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997 the Company declared dividends totaling $688,348, compared to the six months ended June 30, 1996, when the Company declared dividends totaling $532,290. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

During the six months ended June 30, 1997 the Company raised an additional $3,858,229 in net proceeds as the result of the sale of shares from its fourth public offering. The Company used the net proceeds from offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company as is prudent given the amount of property now under ownership.

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

The Company is adequately liquid and management believes it has the ability to generate sufficient cash to meet both short-term and long-term liquidity needs, based upon the above four points.

The first point refers to the risk of the Company's investments. At June 30, 1997, the Company's excess funds were invested in a short-term money market fund. The purchase of rental properties have been made either entirely with cash or the use of moderate leverage. During the six months ended June 30, 1997, notes payable pertaining to property acquisitions by the Company increased $2,300,000 due to the purchase of an additional income-producing property in January 1997, while cash used in principal repayments of notes totaled $106,620. Although most of the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 1998 through 2005. The Company is aware that prior to the time that these large payments come due, refinancing of the loans or the sale of the property(ies) will be necessary in order to protect the interests of the Company's shareholders. Furthermore, most of the properties' tenants are nationally known retailers or well-established business under long-term leases, which makes the properties easier to sell or refinance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

As to the second point, the Company's properties are in good condition without significant deferred maintenance obligations and are leased through "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

As to the third point, the Company was liquid at June 30, 1997 since the Company is still operating in the "money-raising" stage. Virtually all funds raised were invested in a short-term money market fund. As of June 30, 1997, the Company has allocated approximately $546,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $362,000 of cash held pending distribution to investors, $120,000 of cash to be used for current mortgage and accounts payable commitments, $150,000 in tenant security deposits, and the balance--$579,000-- expected to be invested in future property acquisitions. The Company's operations generated $621,221 in net operating cash flow in the six months ending June 30, 1997 (net income plus depreciation expense). Thus, the Company is generating significant amounts of cash flow currently and could choose to withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

CASH FLOWS - FOR THE SIX MONTHS ENDED JUNE 30, 1997 VS. THE SIX MONTHS ENDED JUNE 30, 1996

Cash resources decreased $260,380 during the six months ended June 30, 1997 compared to a $932,713 increase in cash resources for the six months ended June 30, 1996. Cash provided by operating activities increased by $687,136 with the largest contributor being $621,221 in cash basis net income for the six months ended June 30, 1997. In contrast, the six months ended June 30, 1996 provided $349,596 in cash from operating activities due primarily to $574,600 in cash basis net income, offset by a $166,667 decrease in accounts payable (primarily due to a decrease in the amount of trade payables). The sole use of cash in investing activities for the six months ended June 30, 1997 was $4,907,441 expended for the acquisition of an additional property located in Irvine, California. In contrast, the six months ended June 30, 1996 did not have any investing activities. For the six months ended June 30, 1997, financing activities provided an additional $3,959,925 via the sale of additional shares in the Company ($2,340,434 in net proceeds), and $2,300,000 in financing obtained in connection with the acquisition of the additional property, less dividends paid and payable of $629,458 and repayments on notes payable of $106,620. In contrast, the six months ended June 30, 1996, financing activities provided an additional $583,117 via the sale of additional shares in the Company ($1,155,401 in net proceeds), less dividends paid and payable of $486,401 and repayments of notes payable of $85,883.


NEW ACCOUNTING PRONOUCNEMENTS

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (CONTINUED)

RESULTS OF OPERATIONS

Operations for the six months ended June 30, 1997 represented a full six months of rental operations for all properties except Tycom which was owned for five and one-half months.

The net income for the six months ended June 30, 1997 continued to be significantly larger than the prior six months amount due to the raising of additional funds and investment of such funds in additional income producing properties. The Company did not have any adverse events that significantly impacted net income during the six months ended June 30, 1997, and all properties that have been purchased by the Company have operated at levels equal to current expectations.

Rental revenue increased $293,431 (25.4%) due to a full six months ownership of the Java City property and five and one-half months of the Tycom property (as compared to no ownership of these properties during the six months ended June 30, 1996). Interest income decreased $17,637 (34.9%) due to a new escrow release procedure on the current offering where new investor funds come into the Company quarterly rather than daily, thus lowering the amount of excess cash available for investment.

Operating expenses decreased $5,067 (7%) primarily due to the reclassification of general liability insurance from operating to general and administrative expenses during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Interest expense increased $100,572 (24%) as a reflection of the additional debt taken on in connection with additional property acquisition and refinancing activities. Despite the large debt amounts, the
Company is still below the maximum 50% debt a maximum that is allowed by the Company's by-laws (debt was 46% of property cost (as defined in the by-laws) at June 30, 1997). General and administrative costs increased $111,016 (223%) due to the reclassification of general liability insurance from operating expense to general and administrative expense for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Additionally, much of this increase is due to $85,569 that the Advisor was paid during the six months ended June 30, 1997 due to the revised provisions of the Advisor agreement. No advisor fees were earned during the six months ended June 30, 1996. Depreciation and amortization expense increased $49,457 (26%) as the result of the ownership of additional properties during 1997 as compared to 1996. Net income of $382,291 for the six months ended June 30, 1997 was $2,836 (1%) lower than the six months ended June 30, 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (CONTINUED)

RESULTS OF OPERATIONS (CONT.)

The average number of shares outstanding during 1997 was 1,698,025 vs. 1,385,908 in 1996. Partly because of the greater number of shares outstanding, the net income per share decreased from $.28 in 1996 to $.23 in 1997. If this figure is analyzed using flow of funds - that is net income plus depreciation expense, plus adding advisory fee expense with was incurred in 1997 and not 1996 - then the amount in 1997 was $.42 per share vs. $.41 per share in 1996.

During the six months ended June 30, 1997, the Company declared dividends totaling $688,348, compared to dividends of $532,290 declared for the six months ended June 30, 1996. Cash basis income for the six months ended June 30, 1997 was $621,221. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions during the six months ended June 30, 1997 were $67,127 greater than cash basis net income. In comparison, distributions in the first six months of 1996 were $42,310 less than cash basis income of $574,600. In either event, the Company continued to qualify as a REIT in 1997, and liquidity of the Company continues to be strong.

In summary then, the operating performance of the Company continued to improve as additional funds were raised, additional property was acquired, and all properties were operated profitably.

PENDING PROPERTY LITIGATION

OPTO-22 PROPERTY

The existing lease on the OPTO-22 building expired on April 30, 1997. Thirty days previous to the lease expiration date, the Company gave the tenant, OPTO-22, a legal notice of such lease termination. Notwithstanding such notice, the sub-tenant of the tenant, Claremont School, failed to vacate the premises and is still in occupancy. In fact, Claremont School filed for protection under Chapter 11 Bankruptcy. OPTO-22 is pursuing the eviction of Claremont through the Federal Bankruptcy and California State Courts, and until Claremont is ordered to vacate the premises, OPTO-22 continues to be liable to the Company
for the payment of rent.   In addition, OPTO-22 is liable to the Company for
reimbursement of its legal fees in connection with its effort to gain possession of the premises from OPTO-22 (and Claremont) as well as its obligation to restore the premises to the condition existing when the property was originally leased in 1987 (normal wear and tear expected) and for the removal of any interior additions to the building not desired by Company's management.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (CONTINUED)

PENDING PROPERTY AND FINANCING TRANSACTIONS

NORTH PALM STREET PROPERTY

As of August 8, 1997, the Company ("Seller") is negotiating the sale of the North Palm Street Property to a unrelated buyer. The offer to purchase the property was unsolicited and is partially contingent on the Seller utilizing the Internal Revenue Service Code Section S1031 to facilitate a tax free exchange. However, if the Seller does not locate an exchange property by October 31, 1997, the Buyer may close escrow with no Section S1031 tax free exchange requirement. The total sales price is $2,515,860 in cash. The Seller must pay off the existing lender of the first deed of trust which as of June 30, 1997 totaled $975,309. Additionally, the Buyer has agreed to contribute an additional $15,000 to prepay the mortgage loan.

TYCOM PROPERTY

The Company is negotiating the refinancing of the existing short term promissory note on the Tycom Property loan which matures on February 1, 1998. The terms of the prospective lender of the new first deed of trust loan are as follows:

Lender:   Union Bank of California, N.A.
Loan Amount:   $2,312,500
Interest Rate: Variable Rate - margin is 1.9% over the 3 month LIBOR with right to convert after the first year. The conversion margin would be 1.9% over selected Treasury Rate for the selected loan term.
Loan Term:     Ten year term
Amortization:  Twenty-five years
Monthly Debt Service:  $17,469
Other: Recourse is only to West Coast Realty Investors, Inc.; the Company must maintain a minimum net worth of $5,000,000; loan fees and a majority of the administrative expenses are being paid by the former owner from whom the Company purchased the property.

ROSEVILLE PROPERTY

          In late August or early September 1997, the Company intends on acquiring the investment described below (the "Roseville Property" or the "Property"). The funds to acquire the Roseville Property will result from the Section S1031 tax free exchange of the Brea property (as described above), plus additional proceeds resulting from the sale of the Company's Shares in the current offering. No debt financing will be used in connection with the Roseville acquisition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PENDING PROPERTY TRANSACTIONS (CONT.)

ROSEVILLE PROPERTY (CONT.)

     The Roseville Property is currently under construction, and construction is expected to be completed by August 15, 1997, with the Company taking ownership of the Property two to three weeks later when an occupancy permit is issued.
The Property is located in Roseville, California. Roseville is a located in the Sacramento region of Northern California.

     The property is located on a lot size of .87 acres (approximately 37,900 square feet). This site is part of a larger shopping center which includes well-known retailers such as Costco, Toys 'R Us, Shell Gasoline, Ross Dress For Less, and McDonald's Restaurants. The total lot size is approximately 8.66 acres (378,000 square feet). There are 61 parking spaces assigned to this site, with the property also enjoying the use of hundreds of other parking spaces located within the larger shopping center. The building size is expected to total 5,133 square feet.

     The sole tenant of the Property will be an Applebee's Restaurant. Applebee's is a well-known, national franchise of sit-down casual restaurants. This particular Applebee's is being developed by, and acquired from, Christian Knox (an individual and unrelated third party), and the restaurant franchise will be owned and operated by him in a sale-leaseback arrangement. Mr. Knox has seven Applebees and nine Burger King franchises, as evidence of his experience in this industry.

     The lease on the property will commence upon the concurrent issuance of the Certificate of Occupancy and transfer of the Property to the Company. The lease is a 20 year triple net lease, including provisions for collection of common area charges that will be assessed by the shopping center owner. Lease payments are initially $14,333.33 per month ($172,000 per year) with rental increases scheduled every five years at the rate of 12 /%. Assuming the lease were to commence September 1, 1997, the lease payments on a calendar year basis are noted below:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PENDING PROPERTY TRANSACTIONS (CONT.)

ROSEVILLE PROPERTY (CONT.)

          1997                               $  57,333
          1998-2001                            172,000
          2002                                 179,167
          2003-2006                            193,500
          2007                                 201,563
          2008-2011                            217,688
          2012                                 226,758
          2013-2016                            244,898
          2017 (through September 1)           163,266

     Mr. Knox has personally guaranteed the lease and has provided documentation demonstrating a personal net worth in excess of $10 million.

     The Roseville Property will be managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Company. WCRM will charge the Company 3% of the gross rents collected as a management fee for managing the Property, as allowed by the Property Management Agreement. Although the tenant will be obligated to pay property taxes, property tax in the first full year of operations is estimated to be $20,000 (approximately 1% of the sales price).

     Total consideration expected to be paid by the Company for the Roseville property is $2,067,000. This cost is expected to include the $1,950,000 sales price payable to the Seller/Operator, $7,000 in estimated legal, appraisal, and closing costs, and a $110,000 Acquisition Fee payable to the Advisor. In addition, a yet undetermined amount is expected to be received from the Seller/Operator as a security deposit. The sale is expected to be paid for from approximately $1,500,000 received from the disposition of the Brea property (as described above), with the balance (approximately $567,000) from the proceeds resulting from the sale of the Company's shares in the current offering.

     The purchase price was arrived at through arms-length negotiations with the Seller/Operator.

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

      (b) Reports on Form 8-K
           -  8K filed on March 18, 1997 resulting from the acquisition of   the
              Irvine, California property on January 17, 1997.

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

                       WEST COAST REALTY INVESTORS, INC.
                                (Registrant)





August 12, 1997                         By:  WEST COAST REALTY ADVISORS, INC.
                                                 A California Corporation,
                                                         Advisor




                                         Neal E. Nakagiri
                                   Vice President / Secretary

August 12, 1997

                                         Michael G. Clark
                                     Vice President / Treasurer