Form 10-Q
period 1997-09-30
WEST COAST REALTY INVESTORS INC
filed 1997-11-12
CIK 858346

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549   (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    SEPTEMBER 30, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,147,525 SHARES OUTSTANDING AS OF NOVEMBER 7, 1997.

                       WEST COAST REALTY INVESTORS, INC.

ITEM 1.  FINANCIAL STATEMENTS

     In the opinion of the Management of West Coast Realty Investors, Inc. (the
"Company"), all adjustments necessary for a fair presentation of the Company's results for the three and nine months ended September 30, 1997 and 1996, have been made in the following financial statements which are normal and recurring in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                                 BALANCE SHEETS
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                                            SEPTEMBER 30,    December 31,
                                                 1997            1996
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                      $25,676,713     $21,118,203
Cash and cash equivalents                       2,882,215       2,017,194
Accounts receivable                               404,203         247,948
Loan origination fees, net of accumulated
amortization of $49,872 and $40,248               122,335         102,622
Other assets                                       44,869          85,871

TOTAL ASSETS                                  $29,130,335     $23,571,838

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                               $11,322         $13,922
   Due to related party (Note 5(e))                80,557          46,285
   Dividends payable (Note 8)                     383,236         302,760
   Security deposits and prepaid rent             137,392         124,734
   Other liabilities                              137,484         100,453
   Notes payable (Note 6)                      12,228,139      10,078,793

TOTAL LIABILITIES                              12,978,130      10,666,947
COMMITMENTS
STOCKHOLDERS' EQUITY
 Common stock, $.01 par-shares authorized,
5,000,000 shares issued, 1,968,144 and
1,550,607 outstanding in 1997 and 1996             19,681          15,506
 Additional paid-in capital                    17,609,705      13,861,763
 Retained earnings                            (1,477,181)       (972,378)

TOTAL STOCKHOLDERS' EQUITY                     16,152,205      12,904,891

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $29,130,335     $23,571,838

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)
                                    COMMON     STOCK     ADDITIONAL PAID-IN
                                    SHARES     AMOUNT         CAPITAL      DEFICIT
BALANCE AT DECEMBER 31, 1996       1,550,607   $15,506     $13,861,763    $(972,378)

Issuance of stock, net               417,537     4,175       3,659,200           ---

Equity contribution by Affiliates
through expense reimbursements           ---       ---          88,742           ---

Net income                               ---       ---             ---       567,017

Dividends declared (Note 8)              ---       ---             ---   (1,071,820)

BALANCE AT SEPTEMBER 30, 1997      1,968,144   $19,681     $17,609,705  $(1,477,181)


                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)
                                     COMMON     STOCK   ADDITIONAL PAID-IN
                                     SHARES    AMOUNT        CAPITAL       DEFICIT
BALANCE AT DECEMBER 31, 1995       1,322,404   $13,224     $11,771,030    $(549,417)

Issuance of stock, net               178,342     1,783       1,584,406           ---

Equity contribution by Affiliates
through expense reimbursements           ---       ---          20,912           ---

Net income                               ---       ---             ---       556,807

Dividends declared (Note 8)              ---       ---             ---     (825,059)

BALANCE AT SEPTEMBER 30, 1996      1,500,746   $15,007     $13,376,348    $(817,669)

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                              STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                                THREE         THREE        NINE        NINE
                                MONTHS       MONTHS       MONTHS      MONTHS
                                ENDED         ENDED        ENDED       ENDED
                              SEPTEMBER     SEPTEMBER    SEPTEMBER   SEPTEMBER
                               30, 1997     30, 1996     30, 1997    30, 1996
REVENUES:
  Rental                         $735,057     $618,081   $2,182,869  $1,772,462
  Interest                         37,605       19,974       70,558      70,564

                                 772,662       638,055    2,253,427   1,843,026

COSTS AND EXPENSES:
  Operating                        43,076       40,405      110,772      83,061
  Property taxes                   27,722       18,528       83,167      55,927
  Property management fees
    -related party (Note 5 (d))    27,581       27,015       83,384      78,213
  Interest                        282,835      220,188      802,547     639,327
  General and administrative       86,767       61,476      247,656     141,454
  Depreciation and amortization   119,954       98,764      358,884     288,237

                                  587,935      466,376    1,686,410   1,286,219

NET INCOME                       $184,727     $171,679     $567,017    $556,807

NET INCOME PER SHARE (NOTE 8)        $.10         $.12         $.32        $.39

[FN]

                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                NINE MONTHS   Nine Months
                                                   ENDED         Ended
INCREASE (DECREASE) IN CASH AND CASH             SEPTEMBER     September
EQUIVALENTS                                      30, 1997       30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $567,017      $556,807
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                    349,260       288,237
    Interest expense on amortization of loan
        origination fees                               9,624           ---
Increase (decrease) from changes in:
     Accounts receivable                           (156,255)     (109,016)
     Other assets                                     41,002           119
     Accounts payable                                (2,600)      (78,462)
     Due to related party                             34,272           ---
     Security deposits and prepaid rent               12,658      (16,443)
     Other liabilities                                37,031           ---
NET CASH PROVIDED BY OPERATING ACTIVITIES            892,009       641,242

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to rental real estate             (4,907,441)   (1,828,500)
NET CASH (USED IN) INVESTING ACTIVITIES          (4,907,441)   (1,828,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net        3,544,372     1,579,005
Equity contribution by Affiliates through
expense reimbursements                                88,742        20,912
Dividends declared and paid                        (931,344)     (773,302)
Proceeds from notes payable                        2,312,500       724,465
Payments on notes payable                          (163,154)     (133,910)
Increase in loan origination fees                     29,337           ---
NET CASH PROVIDED BY FINANCING ACTIVITIES          4,880,453     1,417,170

NET INCREASE IN CASH AND CASH EQUIVALENTS            865,021       229,912

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     2,017,194     1,450,022

CASH AND CASH EQUIVALENTS,  END OF PERIOD         $2,882,215    $1,679,934

[FN]
                    See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                         SUMMARY OF ACCOUNTING POLICIES
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                              AND DECEMBER 31, 1996

BASIS OF PRESENTATION
The accompanying balance sheet as of September 30, 1997, the income statements and statements of cash flow for the nine months periods ended September 30, 1997, and 1996 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997.


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

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                              AND DECEMBER 31, 1996


NOTE 1 - GENERAL
On October 30, 1989, West Coast Realty Advisors, Inc. (the "Advisor"), purchased 1,000 shares of the Company's common stock for $10,000. On
August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. As of September 30, 1997 the Company has raised $19,650,602 in capital.

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

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                       AND DECEMBER 31, 1996 (Continued)

NOTE 2 - RENTAL PROPERTIES (CONTINUED)

The major categories of property are:


                              SEPTEMBER 30, 1997     DECEMBER 31, 1996

Land                                 $  8,971,126           $  7,401,126
Buildings and improvements             17,869,466             14,532,025

                                       26,840,592             21,933,151
Less accumulated depreciation           1,163,879                814,948

Net rental properties               $  25,676,713          $  21,118,203

A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

     Five tenants accounted for 28%, 22%, 20%, 19% and 10% in 1997; Five tenants accounted for 23%, 19%, 18%, 12% and 10% in 1996; Four tenants accounted for 24%, 20%, 15% and 10% in 1995;


NOTE 3 - OTHER ASSETS

     Other assets consists of the following:

                                SEPTEMBER 30, 1997    DECEMBER 31, 1996

Deposits and prepaid expenses            $44,869            $85,871
Organization costs                        14,330             14,330

                                          59,199            100,201
Less accumulated amortization             14,330             14,330

Net other assets                         $44,869            $85,871

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                        AND DECEMBER 31, 1996 (Continued)

NOTE 4 - FUTURE MINIMUM RENTAL INCOME
As of September 30, 1997 and December 31, 1996, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                   SEPTEMBER 30, 1997       DECEMBER 31,1996

     1997 ........................        $763,725               $2,123,959
     1998 ........................       1,839,402                2,037,591
     1999 ........................       1,845,801                1,976,664
     2000 ........................       1,863,450                1,864,724
     2001 ........................       1,751,311                1,771,212
     Thereafter ..................      15,193,805               15,255,711

     Total                             $23,257,494              $25,029,861


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

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996 (UNAUDITED)
                        AND DECEMBER 31, 1996 (Continued)

During the periods presented, the Company had the following related party transactions:

     (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                  NINE MONTHS ENDED    FOR THE YEAR
                                 SEPTEMBER 30, 1997        ENDED
                                                     DECEMBER 31, 1996

           Syndication fees                $482,307            $82,864
           Acquisition fees                 270,384             78,177
           Overhead expenses                 18,000             12,000

                                           $770,691           $173,041



     (b) At September 30, 1997 and December 31, 1996, the Advisor owned 22,505 shares of the issued and outstanding shares of the Company.

     (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $310,421 for the nine months ended September 30, 1997 and $119,083 for the nine months ended September 30, 1996.

     (d) Property management fees earned by WCRM totaled $27,581 and $27,015 for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, WCRM earned $83,384 and $78,213, respectively in property management fees.

     (e)  The Corporation had related party accounts payable as follows:

                                    SEPTEMBER 30, 1997    DECEMBER 31, 1996

     Associated Securities Corp.              $  4,156            $     396
     West Coast Realty Management               19,249               24,839
     West Coast Realty Advisors                 57,152               21,050

                                               $80,557              $46,285



      (f) A financing fee of $23,125 was paid in August 1997 in connection with the refinancing of the note payable on the Tycom property (Note 6).

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996 (UNAUDITED)
                        AND DECEMBER 31, 1996 (Continued)


NOTE 6 - NOTES PAYABLE

Notes payable are made up of the following:
                                                  SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996

8.25% promissory note secured by a Deed of Trust
on the Fresno Property, monthly principal and interest
payments are $5,244 due August 1, 2003 ...........    $ 619,366      $ 628,471

Variable rate promissory note secured by a Deed
of Trust on the OPTO-22 property, interest rate
adjustments are monthly and are based on the 11th
District cost of funds rate plus 3% (7.835% at
September 30, 1997), and may never go below 6.5%
or above 11.0%, monthly principal and interest
payments are $12,723, due October 1, 2003 ........... 1,693,720      1,708,362

8.25% promissory note secured by a Deed of Trust on
the Blockbuster property, interest rate adjusts
to the 5-year Treasury rate plus 350 basis points
on February 1, 1999, monthly principal and interest
payments are $4,934, due February 1, 2004 ...........   559,684        569,132

9.25% promissory note secured by a Deed of Trust
on the Riverside property, monthly principal and
interest payments are $9,988, due November 8, 2004 .. 1,169,786      1,177,055

Variable rate promissory note secured by a Deed of Trust
on the Brea property, interest rate is 9.5% until March 1,
2000 (and each succeeding March 1st) when interest rate
adjusts to the Moody's corporate bond index daily rate
plus 0.125%, monthly principal and interest payments
vary depending upon interest rates and are currently
$8,737, due March 1, 2020 ........................      972,345        981,338

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996 (UNAUDITED)
                       AND DECEMBER 31, 1996 (Continued)


NOTE 6 - NOTES PAYABLE (CONT.)

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                         1997          1996

9.625% promissory note secured by a Deed of Trust
on the Safeguard property, monthly principal and
interest payments are $24,191, due February 1,
2005 .......................................         $2,091,431     $2,155,575

8.24% promissory note secured by a Deed of Trust
on the Fremont property, interest rate equaled the 20-year
Treasury rate plus 1.65% at loan closing, monthly principal
and interest payments are currently $18,898, due
August 1, 2015 ..............................         2,103,427      2,140,311

10% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,413, due November 1, 2001...............         330,971        336,272

8% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,126, due June 1, 2018......................      377,482        382,277

Variable rate promissory note secured by a Deed of Trust
on the Tycom Property, interest rate is 1.90% over the
3 month LIBOR with right to convert after first year;  The
conversion margin would be 1.90% over selected Treasury
Rate for the 10 year loan term, monthly principal and interest payments vary depending upon interest rates and are
currently $17,469 due July 31, 2007................    2,309,927           ---

                                                     $12,228,139   $10,078,793


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

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996 (UNAUDITED)
                       AND DECEMBER 31, 1996 (Continued)

The aggregate annual future maturities at September 30, 1997 and December 31, 1996 are as follows:

YEAR ENDING                      SEPTEMBER 30, 1997          DECEMBER 31, 1997

1997                                       $60,032                   $210,322
1998                                       239,183                    228,391
1999                                       259,579                    248,287
2000                                       281,228                    269,435
2001                                       594,384                    582,090
Thereafter                              10,793,733                  8,540,268

Total                                   $12,228,139                $10,078,793


NOTE 7 - DIVIDEND REINVESTMENT PLAN

The Company has established a Dividend Reinvestment Plan (the "Plan") whereby cash dividends will, upon election of the shareholders, be used to purchase
additional shares of the Company.   The shareholders' participation in the
Plan may be terminated at any time.

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE

Net Income Per Share for the nine months ended September 30, 1997 and 1996 was computed using the weighted average number of outstanding shares of 1,764,404 and 1,430,333, respectively.

Dividends declared during the first nine months 1997 and 1996 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1997        1,550,607           $ 0.0666          $103,270
February 1, 1997       1,671,442             0.0666           111,318
March 1, 1997          1,671,442             0.0666           111,318
April 1, 1997          1,810,916             0.0666           120,607
May 1, 1997            1,815,579             0.0666           120,917
June 1, 1997           1,815,579             0.0666           120,917
July 1, 1997           1,815,579             0.0666           120,917
August 1, 1997         1,974,144             0.0666           131,478
September 1, 1997      1,968,144             0.0666           131,078

TOTAL                                                      $1,071,820

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
     THREE  AND NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996 (UNAUDITED)
                        AND DECEMBER 31, 1996 (Continued)

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE (CONT.)

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1996        1,325,404            0.0600            $79,524
February 1, 1996       1,371,794            0.0600             82,308
March  1, 1996         1,401,664            0.0600             84,100
April 1, 1996          1,413,736            0.0666             94,155
May 1, 1996            1,445,236            0.0666             96,253
June 1, 1996           1,448,836            0.0666             96,492
July 1, 1996           1,448,836            0.0666             96,492
August 1, 1996         1,448,836            0.0666             96,492
September 1, 1996      1,498,246            0.0666             99,783

TOTAL                                                        $825,599


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

NOTE 10 - SUBSEQUENT EVENTS

(a) In October 1997, the Company paid dividends totaling $383,474 ($0.0666 per share per period), payable to shareholders of record on July 1, August 1, and September 1, 1997, respectively (Note 8).

(b) On October 3, and October 10, 1997, a total of $1,775,984 in proceeds from the sale of shares in the Company's current offering was released from an escrow account, and 178,105 shares were issued to investors.

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
     THREE  AND NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996 (UNAUDITED)
                        AND DECEMBER 31, 1996 (Continued)

NOTE 10 - SUBSEQUENT EVENTS (CONT.)

(c) On October 31, 1997, the Company ("Seller") sold the North Palm Street Property to a unrelated buyer. The offer to purchase the property was unsolicited and was partially contingent on the Seller utilizing the Internal Revenue Service Code Section S1031 to facilitate a tax free exchange. The total sales price is $2,515,860 in cash. The Seller paid off the existing lender of the first deed of trust which as of September 30, 1997 totaled $975,309. Additionally, the Buyer agreed to contribute an additional $15,000 to prepay the mortgage loan.

(d) In early November 1997, the Company intends on acquiring an investment known as the Roseville Property. The funds to acquire the Roseville will result from the Section S1031 tax free exchange of the Brea property (as described above), plus additional proceeds resulting from the sale of the Company's Shares in the current offering. No debt financing will be used in
connection with the Roseville acquisition.   The Roseville Property has been
constructed, and the Company will be taking ownership of the Property two to three weeks after the occupancy permit is issued. The property's tenant intends on using the property as a sit-down, casual restaurant. Roseville is a city located in the Sacramento region of Northern California.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

West Coast Realty Investors, Inc. is a Delaware corporation, formed on October 26, 1989. The Company began offering for sale shares of Common Stock on April 20, 1990. On August 30, 1990, the Company reached its minimum initial
offering funding level of $1,000,000.   A secondary offering of shares was
begun on May 14, 1992.   On November 30, 1992 the Company reached its
minimum secondary offering funding level of $250,000. A third offering of shares was begun on June 3, 1994. On July 25, 1994, the Company reached its minimum third offering funding level of $250,000. A fourth offering of shares began on May 6, 1996. As of September 30, 1997, the Company had raised $19,650,602 in gross proceeds from all four offerings.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997 the Company declared dividends totaling $1,071,820, compared to the nine months ended September 30, 1996,
when the Company declared dividends totaling $825,059.   Dividends are
determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

During the nine months ended September 30, 1997 the Company raised an additional $5,187,893 in net proceeds as the result of the sale of shares from its fourth public offering. The Company used the net proceeds from offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company as is prudent given the amount of property now under ownership.

Management uses cash as its primary measure of the Company's liquidity. The amount of cash that represents adequate liquidity for a real estate investment company, is dependent on several factors. Among them are:

  1.  Relative risk of the Company's operations;
  2.  Condition of the Company's properties;
  3. Stage in the Company's operating cycle (e.g. money-raising, acquisition, operating or disposition phase); and
  4.  Shareholders dividends.

The Company is adequately liquid and management believes it has the ability to generate sufficient cash to meet both short-term and long-term liquidity needs, based upon the above four points.

The first point refers to the risk of the Company's investments. At September 30, 1997, the Company's excess funds were invested in a short-term money market fund. The purchase of rental properties have been made either entirely with cash or the use of moderate leverage. During the nine months ended September 30, 1997, notes payable pertaining to property acquisitions by the Company increased $2,312,500 due to the purchase of an additional income-producing property in January 1997, while cash used in principal
repayments of notes totaled $163,154.   Although most of the notes are set
up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 1998 through 2007. The Company is aware that prior to the time that these large payments come due, refinancing of the loans or the sale of the property(ies) will be necessary in order to protect the interests of the Company's shareholders. Furthermore, most of the properties' tenants are nationally known retailers or well-established business under long-term leases, which makes the properties easier to sell or refinance.

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

As to the third point, the Company was liquid at September 30, 1997 since the Company is still operating in the "money-raising" stage. Virtually all funds raised were invested in a short-term money market fund. As of September 30, 1997, the Company has allocated approximately $590,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $383,000 of cash held pending distribution to investors, $120,000 of cash to be used for current mortgage and accounts payable commitments, $150,000 in tenant security deposits, and the balance--$1,639,000-- expected to be invested in future property acquisitions. The Company's operations generated $925,901 in net operating cash flow in the nine months ending September 30, 1997 (net income plus depreciation expense). Thus, the Company is generating significant amounts of cash flow currently and could choose to withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

CASH FLOWS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Cash resources increased $865,021 during the nine months ended September 30, 1997 compared to a $229,912 increase in cash resources for the nine months ended September 30, 1996. Cash provided by operating activities increased by $892,009 with the largest contributor being $925,901 in cash basis net income for the nine months ended September 30, 1997. In contrast, the nine months ended September 30, 1996 provided $641,242 in cash from operating activities due primarily to $845,044 in cash basis net income, offset by a $109,016 increase in accounts receivable (increase in deferred rent receivable due to recognition of rental income on a "straight-line" basis over the life of tenant leases), a $78,462 decrease in accounts payable and accrued liabilities (attributable to a decrease in normal trade payables), and $16,443 decrease in security deposits and prepaid rents (due primarily to prepaid tenant rent received prior to January 1, 1996 which was not received prior to October 1, 1996). The sole use of cash in investing activities for the nine months ended September 30, 1997 was $4,907,441 expended for the acquisition of an additional property located in Irvine, California. In contrast, cash used in investing activities totaled $1,828,500 for the nine months ended September 30, 1996, resulting from the acquisition of the Sacramento (Java City) property in August 1996. For the nine months ended September 30, 1997, financing activities provided an additional $4,880,453 via the sale of additional shares in the Company ($3,544,372 in net proceeds), and $2,312,500 in financing obtained in connection with the acquisition of the additional property, less dividends paid and payable of $931,344 and repayments on notes payable of $163,154. In contrast, the nine months ended September 30, 1996, financing activities provided an additional $1,417,170 via the sale of additional shares in the Company ($1,579,005 in net proceeds), less dividends paid and payable of $773,302 and repayments of notes payable of $133,910.


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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (CONTINUED)

RESULTS OF OPERATIONS

Operations for the nine months ended September 30, 1997 represented a full nine months of rental operations for all properties except Tycom which was owned for eight and one-half months.

The net income for the nine months ended September 30, 1997 continued to be significantly larger than the prior nine months amount due to the raising of additional funds and investment of such funds in additional income producing properties. The Company did not have any adverse events that significantly impacted net income during the nine months ended September 30, 1997, and all properties that have been purchased by the Company have operated at levels equal to current expectations.

Rental revenue increased $410,407 (23.2%) due to a full nine months ownership of the Java City property and eight and one-half months of the Tycom property (as compared to no ownership of this property during the nine months ended September 30, 1996).

Operating expenses increased $27,711 (33%) primarily due to a increase in property liability insurance, utilities and common area maintenance during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Interest expense increased $163,220 (25.5%) as a reflection of the additional debt taken on in connection with additional property acquisition and refinancing activities. Despite the large debt amounts, the
Company is still below the maximum 50% debt a maximum that is allowed by the Company's by-laws (debt was 46% of property cost (as defined in the by-laws) at September 30, 1997). General and administrative costs increased $106,202 (75%), much of this increase is due to $133,742 that the Advisor was paid during the nine months ended September 30, 1997 due to the revised provisions of the Advisor agreement. In contrast, the Advisor was paid $35,912 during the nine months ended September 30, 1996 for Advisory fees in accordance to the revised Advisor Agreement. Depreciation and amortization expense increased $163,219 (26%) as the result of the ownership of additional properties during 1997 as compared to 1996. Net income of $567,017 for the nine months ended September 30, 1997 was $10,210 (2%) higher than the nine months ended September 30, 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (CONTINUED)

RESULTS OF OPERATIONS (CONT.)

The average number of shares outstanding during 1997 was 1,764,404 vs. 1,430,333 in 1996. Partly because of the greater number of shares outstanding, the net income per share decreased from $.39 in 1996 to $.32 in 1997. If this figure is analyzed using flow of funds - that is net income plus depreciation expense, plus adding advisory fee expense with was incurred in 1997 and not 1996 - then the amount in 1997 was $.60 per share vs. $.62 per share in 1996.

During the nine months ended September 30, 1997, the Company declared dividends totaling $1,071,820, compared to dividends of $825,059 declared for the nine months ended September 30, 1996. Cash basis income for the nine months ended September 30, 1997 was $925,901. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions during the nine months ended September 30, 1997 were $145,919 greater than cash basis net income. In comparison, distributions in the first nine months of 1996 were $19,985 less than cash basis income of $845,044. In either event, the Company is expected to qualify as a REIT in 1997, and liquidity of the Company continues to be strong.

In summary then, the operating performance of the Company continued to improve as additional funds were raised, additional property was acquired, and all properties were operated profitably.

PENDING PROPERTY LITIGATION

OPTO-22 PROPERTY

The existing lease on the OPTO-22 building expired on April 30, 1997. OPTO-22, the tenant, and Claremont School, the sub-tenant, both vacated the premises on September 10, 1997. West Coast Realty Investors, Inc. has settled with OPTO-22 for the amounts owed by OPTO-22 to West Coast Realty Investors, Inc. for rent and for deferred maintenance. OPTO-22 has paid the amounts owed to West Coast Realty Investors, Inc. in accordance with the terms and conditions of a Settlement Agreement dated October 31, 1997 and the parties have released one another from any further claims as provided in said agreement.

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

ROSEVILLE PROPERTY

          In early November 1997, the Company intends on acquiring the investment described below (the "Roseville Property" or the "Property"). The funds to acquire the Roseville Property will result from the Section S1031 tax free exchange of the Brea property (as described above), plus additional proceeds resulting from the sale of the Company's Shares in the current offering. No debt financing will be used in connection with the Roseville acquisition.

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

     The sole tenant of the Property is an Applebee's Restaurant. Applebee's is a well-known, national franchise of sit-down casual restaurants. This particular Applebee's is being developed by, and acquired from, Christian Knox (an individual and unrelated third party), and the restaurant franchise will be owned and operated by him in a sale-leaseback arrangement. Mr. Knox has seven Applebees and nine Burger King franchises, as evidence of his experience in this industry.

     The lease on the property will commence upon the concurrent issuance of the Certificate of Occupancy and transfer of the Property to the Company. The lease is a 20 year triple net lease, including provisions for collection of common area charges that will be assessed by the shopping center owner. Lease payments are initially $14,333.33 per month ($172,000 per year) with rental increases scheduled every five years at the rate of 12 /%. Assuming ownership were to commence November 1, 1997, the lease payments on a calendar year basis are noted below:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PENDING PROPERTY TRANSACTIONS (CONT.)

ROSEVILLE PROPERTY (CONT.)

          1997                               $ 28,667
          1998-2001                           172,000
          2002                                179,167
          2003-2006                           193,500
          2007                                201,563
          2008-2011                           217,688
          2012                                226,758
          2013-2016                           244,898
          2017 (through September 1)          163,266

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

                       WEST COAST REALTY INVESTORS, INC.
                                (Registrant)





November 11, 1997                       By:  WEST COAST REALTY ADVISORS, INC.
                                                 A California Corporation,
                                                         Advisor




                                         Neal E. Nakagiri
                                   Vice President / Secretary





November 11, 1997
                                         Michael G. Clark
                                   Vice President / Treasurer