Form 10-K
period 1997-12-31
WEST COAST REALTY INVESTORS INC
filed 1998-03-31
CIK 858346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of the latest practicable date:   2,345,825 shares outstanding,
as of  March 1, 1998

                                    PART I

Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.


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

    The Company is operated by the Advisor, subject to the terms of the Amended Advisory Agreement dated January 1, 1992, which was renewed until June 30, 1998 by a majority vote of the shareholders, and will thereafter be renewable annually with the approval of a majority of the shareholders. The Company has no employees, and all administrative services are provided by the Advisor.

ITEM 2.   PROPERTIES

BLOCKBUSTER VIDEO BUILDING

   On February 26, 1991, the Company purchased a commercial building, located in Huntington Beach, California.

  Constructed in 1991, the building is one-story, has a total of 5,200 rentable
square feet and is located on an 18,225 square foot parcel of land.    The
building is 100% occupied by one  tenant, Blockbuster Video, through 2001, on a
triple net lease.   The tenant's lease calls for rental payments of $11,180 per for the years one through five (1991-1995) and $13,416 per month for years six through ten (1996-2000). This is equivalent to $2.15 and $2.58 per square foot,
respectively.   This lease requires the tenant  to  pay  insurance,  taxes, maintenance, and all other operating costs. During 1997, property taxes, paid by the tenant as part of its lease, were approximately $18,000.

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

   The building is located in Orange County, California, which has maintained one of the lowest unemployment rates in California, based on its stable base of employers ranging from big businesses to smaller retailers. Management is aware that future planned closures of military bases and aerospace firms could soften the business environment in the Orange County area. The Advisor, believes the tenant has the ability to meet its lease obligation.

FRESNO VILLAGE SHOPPING CENTER BUILDING

   On May 14, 1993, the Company purchased a free standing commercial building located in a shopping center in Fresno, California.

     Total consideration paid for the property was $1,414,893. Long-term financing used to acquire the property was $665,000 and matures on August 1, 2003. Payments are made at the rate of 8.25% with a twenty-five year amortization schedule. In July 1998, the interest rate on the loan will adjust to 3.00% above the five-year Treasury Bond yield at that time.

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

      As part of a larger neighborhood shopping center anchored by a major department store, all of the tenants are dependent upon the vitality of the consumer market in the general area. Although there are other shopping centers in the area, being located in a densely populated area north of downtown Fresno, and across the street from a large community college, the high daily traffic count provides a large customer base for all the retail and service businesses in the general area. Although all areas of Central California have been affected by the economic slowdown, it has not significantly impacted the occupancy of the Center.

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

     Prior to the modification of The Wherehouse lease, as described below, monthly rental payments were to be as follows:

April, 1993 to March, 1998;                  $7,680 per month
                                             (1.28/sq.ft./month)
April, 1998 to March 2003;                   $8,820 per month
                                             (1.41/sq.ft./month)

    As possible additional rent, The Wherehouse was scheduled to pay the Company 3% of gross sales after applying a formula that involves recapture of rent and expenses that The Wherehouse would pay as a triple net lease tenant. There were no amounts due on this additional rent through December, 1997.

   On August 2, 1995, The Wherehouse filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Wherehouse continued to pay its rent under the terms of the original lease through January 1997. In November 1996, the Company and The Wherehouse agreed to the terms of a new lease, subject to the approval of the Bankruptcy Court. Under the terms of the First Amendment to Lease (the "Amendment") dated November 30, 1996, commencing February 1, 1997, The Wherehouse's lease was converted from a "net" lease to a "gross" lease. At a minimum, the Company will be paid rent of $54,000 per year ($4,500 per month) until January 31, 1998 unless the Wherehouse exercises its one time option to terminate the lease on March 31, 1998. If the lease is not terminated, the Company will be paid $82,800 per year ($6,900 per month) thereafter to January 31, 2003. The Amendment also provides that commencing January 20, 1997, the gross rent will be adjusted to an amount equal to 6.5% of gross sales from the previous eleven months, but such rent shall never be less than the rent paid during the said period. On April 20, 1998 and each three months thereafter, the gross rent will be adjusted to an amount equal to 8.2% of gross sales from the previous calendar quarter, but the rent shall never be less than the rent paid during the said quarter. At this time, the Company does not feel that the gross rent calculation will exceed the minimum rental amount payable in 1998. The Wherehouse will also pay for any percentage increase in property taxes over and above the amount assessed for calendar year 1996, on its pro rata share of occupied space of the property. The terms and conditions pertaining to options to renew the lease remain unmodified and are described below.

    As a result of the Amendment, the monthly rent payments (based on minimum rental amounts) was decreased from $1.28 per square foot to $.75 per square foot
(or $4,500 per month) effective February 1, 1997.   In  addition, the Company
expects to absorb an additional $18,000 in operating  expenses  that  were
previously allocated  to The  Wherehouse.   The total decrease in income as a
result of the Amendment is therefore estimated to be $38,160 per year until February 1, 1998 when the total decrease will be reduced to $28,800 per year. Based on approximately 2.2 million shares of the Company outstanding as of December 31, 1997, the Amendment decreased distributable income by approximately $.01 to $.02 per share per year in 1996 and 1997, and thus was not material to the operating results of the Company.

OPTO-22 BUILDING

   On September 15, 1993, the Company acquired the property described below (the
"OPTO-22 Property"  or "Building").   The funds used to acquire the OPTO-22
Property were obtained from the sale of the Company's shares and from seller-provided financing in connection with the acquisition of the OPTO-22 Property.

    The OPTO-22 Property is located within the master-planned Huntington Beach Industrial Park at 15461 Springdale (at the intersection of Springdale Street and McFadden Avenue), Huntington Beach, California. The Building was built in 1977, and was occupied by a company named OPTO-22 from 1979 through 1992. In August 1992, OPTO-22 subleased the Building to Claremont High School, a private school, whose sublease expires in April 1997. The Building was deeded over to the Seller in May 1993 by the John Lusk Corporation via a Deed in Lieu of Foreclosure.

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

    The Building was previously occupied by OPTO-22, the primary lease, which took occupancy in 1979, and subleased the Building to Claremont High School in August 1992. OPTO-22's lease on the Building ended at the same time that Claremont High School's sublease ended with OPTO-22. The primary lease on the property currently called for rent of $19,709.41 per month. Claremont High School currently pays a sublease rent $3,690.59 per month higher than OPTO-22's rent.

    The lease on the OPTO-22 building expired on April 30, 1997. OPTO-22, the tenant, and Claremont School, the sub-tenant, both vacated the premises on September 10, 1997. West Coast Realty Investors, Inc. has settled with OPTO-22 for the amounts owed by OPTO-22 to West Coast Realty Investors, Inc. for rent and for deferred maintenance. OPTO-22 has paid the amounts owed to West Coast Realty Investors, Inc. in accordance with the terms and conditions of a Settlement Agreement dated October 31, 1997 and the parties have released one another from any further claims as provided in said agreement. The Company effectively was compensated for rental income from May 1997 to October 15, 1997. The Company also received $115,000 to be applied towards repair or various deferred maintenance items. These repair funds were substantially complete as of March 15, 1998.

   The Company is currently attempting to locate a tenant to enter into a long-term lease for the Property. If its efforts are successful, the Company expects to spend an additional $200,000 to $300,000 in additional funds to meet the requirements of a tenant to refurnish the Property. The Company believes that the rental revenue it was receiving under the old OPTO-22 lease was 15% to 20% below current market rates; thus, if a new tenant can be positioned into the property, the Company could experience an increase in cash flow from the property. However, the Company may need to slightly decrease distributions to investors in the first and/or second quarters of 1998 due to the effective vacancy at the property since October 15, 1997.

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

      The OPTO-22 Building is managed by West Coast Realty Management, Inc. ("WCRM") (the "Property Manager"), an affiliate of the Company. WCRM charges the Company 3% of the gross rents collected as a management fee for managing the Property, as allowed by the Property Management Agreement. In the opinion of the Advisor, the OPTO-22 Building is adequately insured. Although the tenant is obligated by their leases to pay property taxes, the property tax in 1997 was approximately $24,000.

      Total consideration for the OPTO-22 Building paid by the Company was approximately $2,500,000. The total acquisition cost included $2,350,000 paid to the Seller, approximately $7,000 in legal, appraisal, audit and closing costs, and a $143,000 Acquisition Fee paid to Descolin, Incorporated, an affiliate of the Advisor. Financing of $1,750,000 was obtained from the Seller, with the remainder of the acquisition costs, approximately $779,000, paid in cash. The $1,750,000 financing was in the form of a ten year note, that is being amortized over a thirty year period. The note has an adjustable interest rate that began at approximately 7.0%, and will adjust to three hundred basis points (3.00%) above the Federal Reserve Board Eleventh District Cost of Funds Rate every year. Payments on the note are currently $12,795 per month.

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

    Constructed in 1989, the building contains approximately 42,000 rentable square feet, and is located within a master-planned business park. The building
was leased to  two tenants.   M.L.E., which occupied 27,831 square feet, is a
contract office furniture supplier.   M.L.E., which has been in business since
1982, commenced their lease on February 1, 1991, and the lease terminates on May
31, 1999.   The lease calls for payments of $11,143 per month.    Surgical
Technologies ("Surgical"), which occupied 14,100 square feet, provides contract
sterilization, assembly, and packaging of medical devices.   Surgical's lease
runs from December 15, 1993 to December 14, 1999, with lease payments equal to $6,819 per month through December 14,1998 and $7,077 per month through December 14, 1999. Both the M.L.E. and Surgical leases are triple net.

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

    On October 31, 1997, the Company ("Seller") sold the North Palm Street Property to a unrelated buyer. The sale was unsolicited and was partially contingent on the Seller utilizing the Internal Revenue Service Code Section S1031 to facilitate a tax free exchange. The total sales price was $2,515,860 in cash. The Seller paid the existing first deed of trust, which as of October
31, 1997 totaled $971,305.   The Buyer agreed to contribute an additional
$15,000 to pay the mortgage loan's early prepayment penalty.

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

     The property has 40,000 rentable square feet, and was built to suit for Safeguard Business Systems in 1986. The tenant current lease commenced October 1, 1994 and is scheduled to terminate eleven years from that date (September 30, 2005). The lease has provisions for annual rental increases with the rent for the initial year (10/1/94 - 9/30/95) set at $43,333 per month, and $44,633 for the second year (10/1/95-9/30/96), and $45,972 for the third year (10/1/96-
9/30/97).  The average monthly rent over the life of the lease is $50,914.

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

   The total consideration paid for the property was $3,747,611. Financing of $2,192,897 was assumed from the seller in connection with the transaction. This debt is fully amortized over a twenty year period at a fixed rate promissory note secured by a Deed of Trust on the Fremont property, interest rate equals the 20-year Treasury rate at loan close plus 1.65% or 8.24%, monthly principal and interest payments are currently $18,898. The original balance of the loan was $2,200,000 and was funded July 1, 1995. The loan is fully due and payable on August 1, 2015.

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

    The total consideration paid by the Company for the Java City properties was $1,828,500. The total acquisition cost included $1,725,000 paid to the Sellers, $25,323 in legal, appraisal and closing costs, and $78,177 in Acquisition Fees paid to the Advisor.

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

TYCOM PROPERTY

   On January 17, 1997, the Company acquired the Tycom Property--a two story building, with underground parking, located at 17862 Fitch Street, Irvine, California. Total building square footage is approximately 63,225 square feet (both floors). The property has 164 striped parking spaces. The building is approximately twelve years old. There are significant new tenant improvements that were substantially complete at time of acquisition that will enhance the building for office usage. These improvements include improved air conditioning, Americans with Disabilities Act compliance, a complete fire sprinkler system, new electrical, new restrooms, and new carpet.

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

     Total consideration paid by the Company for the Tycom Property was $4,907,441. Financing was utilized in connection with the acquisition of the Tycom Property. A short-term 9.25% promissory note for $2,300,000 was provided by First National Bank of San Diego. The note provides for interest only payments of $17,729 and is due in full February 1, 1998. The Company plans on replacing this financing prior to the due date with a first trust deed mortgage from a bank.

   The computation of depreciation for the Tycom Property is based on the cost of the property, including Acquisition Fees and Expenses. The allocation of the cost of the Property to various asset categories is estimated, based on allocations in the appraisal report. Depreciation is computed on a straight-line basis over 39 years, the estimated component useful life of the assets. The financial and tax basis for the property are the same. In the opinion of the Advisor, the Property is adequately insured. The Property is managed by West Coast Realty Management.

ROSEVILLE PROPERTY

    On November 26, 1997, the Company acquired the investment described below (the "Roseville Property" or the "Property"). The funds to acquire the Roseville property resulted from the Section 1031 tax free exchange of the Brea property (as described above), plus additional proceeds resulting from the sale of the Company's Shares in the current offering. No debt financing was used in connection with the Roseville acquisition.

     The Property is located on a lot size of .87 acres (approximately 37,900 square feet). This site is part of a larger shopping center which includes well-known retailers such as Costco, Toys 'R Us, Shell Gasoline, Ross Dress For Less, and McDonald's Restaurants. The total lot size is approximately 8.66 acres (378,000 square feet). There are 61 parking spaces assigned to this site, with the Property also enjoying the use of hundreds of other parking spaces located within the larger shopping center. The building size totals 5,133 square feet.

    The sole tenant of the Property is Applebee's Restaurant. Applebee's is a well-known, national franchise of sit-down casual restaurants. This particular Applebee's was developed by, and acquired from, Christian Knox (an individual and unrelated third party), and the restaurant franchise is owned and operated by him in a sale-leaseback arrangement. Mr. Knox has seven Applebees and nine Burger King franchises, as evidence of his experience in this industry.

    The lease of the Property commenced after the issuance of the Certificate of Occupancy in September 1997. The lease is a 20 year triple net lease, including provisions for collection of common area charges that are assessed by the shopping center owner. Lease payments are $14,333.33 per month ($172,000 per year) with rental increases scheduled every five years at the rate of 12 /%. The lease commenced on December 1, 1997. Future minimum lease payments on a calendar year basis are noted below:

          1997                               $     14,333
          1998-2001                               172,000
          2002                                    179,167
          2003-2006                               193,500
          2007                                    201,563
          2008-2011                               217,688
          2012                                    226,758
          2013-2016                               244,898
          2017 (through September 1)              163,266

    Mr. Knox has personally guaranteed the lease and has provided documentation demonstrating a personal net worth in excess of $10 million.

     The Roseville Property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Company. WCRM charges the Company 3% of the gross rents collected as a management fee, as allowed by the Property Management Agreement. Property taxes in the first full year of operations, are estimated to be $20,000 (approximately 1% of the sales price).

      Total consideration paid by the Company for the Roseville property is $1,976,484. This cost includes the $1,950,000 sales price payable to the Seller/Operator, $12,500 in estimated legal, appraisal, and closing costs, and a $16,000 Acquisition Fee payable to the Advisor. In addition, $14,333 was received from the Seller/Operator as a security deposit. The sale was paid for from approximately $1,500,000 received from the disposition of the Brea property (as described above), with the balance (approximately $567,000) from the proceeds resulting from the sale of the Company's shares in the current offering.

    The purchase price was determined through arms-length negotiations with the Seller/Operator.

     The computation of depreciation for the Roseville Property is based on the cost of the property, including Acquisition Fees and Expenses. The allocation of the cost of the Property to various asset categories is estimated, based on allocations in the appraisal report. Depreciation will be computed on a straight-line basis over 39 years, the estimated component useful life of the assets.
                                     12

CORONA PROPERTY

    On December 31, 1997, the Company acquired the investment described below (the "Corona Property" or the "Property"). The funds to acquire the Corona Property resulted from proceeds received in connection with the sale of the Company's Shares in the current offering. No debt financing was used to acquire the Corona Property.

      The Corona Property is located at 363 American Circle, Corona in the Riverside County section of Southern California. The Property is located near the 91 Freeway and the Maple Street exit. There is easy access to the freeway and surrounding areas. The Property is in the middle of an industrial and warehouse/development area. There is a mixture of light industrial manufacturing, office, industrial, and research/development space in the immediate area.

    The Property is located on a lot size of 77,101 square feet. The Property is a two-story warehouse/industrial building containing approximately 37,330 square feet. The construction involves concrete footings, foundation and slab, with a flat tar/gavel roof. Parking is adequate and within applicable building codes, with some parking available in the Building's basement. The Building is eight years old

     The sole tenant of the Property is American National Manufacturing, Inc, (the "Tenant"). The tenant entered into a triple net lease on June 1, 1997. The tenant manufactures foundations and convertible beds, and contract manufacturing of beds of all types. This triple net lease expires May 31, 2002, with a five year option to renew. Future minimum rent under the current lease is as follows:

     January 1, 1998 - May 31, 1998          $14,932
     June 1, 1998 - May 31, 1999              15,679
     June 1, 1999 - May 31, 2000              16,425
     June 1, 2000 - May 31, 2001              17,172
     June 1, 2001 - May 31, 2002              17,918

     The Property was acquired from an unrelated third party, American Circle Limited, A California Limited Partnership (the "Seller").

      The Corona Property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Company. WCRM charges the Company 3% of the gross rents collected as a management fee, as allowed by the Property Management Agreement. Property taxes in the first full year of operations which are the obligation of the tenant, are estimated at approximately $19,000 (approximately 1% of the sales price).

      Total consideration paid by the Company for the Corona Property was $1,896,949. This cost includes the $1,800,000 sales price payable to the Seller, approximately $20,000 in legal, appraisal, and closing costs, and an $94,000 acquisition fee payable to the Advisor. In addition, $92,000 was received from the Seller in the transfer of prepaid rents. The sale was paid for from the proceeds resulting from the sale of the Company's shares in the current offering.

    The purchase price was determined through an arms-length negotiation with the Seller. The total cost of $51.11 per square foot is comparable to recent sales in the area for similar properties. Four sales were surveyed and the price per square foot ranged from $48.00 to $57.37, with the weighted square foot average being $51.42. Considering the state of the recovering economy in the area and the long term lease in place with a relatively stable and desirable tenant, the price paid for the Property is considered reasonable.

    The computation of depreciation for the Corona Property is based on the cost of the property, including Acquisition Fees and Expenses. The allocation of the cost of the Property to various asset categories is estimated, based on allocations in the appraisal report. Depreciation will be computed on a straight-line basis over 39 years, the estimated component useful life of the assets.

LAUFEN TILE DISTRIBUTION CENTER

     On January 14, 1998, the Company acquired the investment described below (the "Laufen Property" or the "Property"). The funds to acquire the Laufen Property resulted from proceeds received in connection with the sale of the Company's Shares in the current offering. No debt financing was used to acquire the Laufen Property.

    The Laufen Property is located at 9970 and 9980 Horn Road, Sacramento in the Rancho Cordova section of Sacramento, which is located in Northern California. The Property is located near the U.S. 50 (El Dorado) and Interstate 80 Freeways. There is easy access to freeways and surrounding areas. The Property is located in an industrial area which has recently been under strong demand by local businesses.

    The property is located on a lot size of 151,153 square feet, which consists of two adjacent parcels. The Property contains two separate, one-story 24,000 square foot buildings, with a total of 48,000 square feet. The construction involves concrete footings, foundation and slab, with a flat tar/gavel roof. There are 38 parking spaces on the site. The Buildings were originally constructed in 1976.

    The sole tenant of the property is Laufen International, Inc. The Company is a floor tile manufacturer with North American headquarters locate din Tulsa, Oklahoma. Laufen is owned by a parent company located in Germany. Laufen has been occupying the property since 1987. Under the provisions of the current lease future minimum rent is as follows:

     January 1, 1998 - January 31, 1998      $ 17,242
     February 1, 1998 - January 31, 1999       18,391
     February 1, 1999 - January 31, 2000       18,502
     February 1, 2000 - January 31, 2001       19,570
     February 1, 2001 - January 31, 2002       20,265
     February 1, 2002 - January 31, 2003       21,188

    The lease is a triple-net lease, with the tenant responsible for reimbursing the Company for 91.67% of the property taxes, insurance and common area costs that are incurred in connection with the Property.

    The Property was acquired from an unrelated third party, the Huarte Family Trust (the "Seller").

      The Laufen Property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Company. WCRM charges the Company 3% of the gross rents collected as a management fee, as allowed by the Property Management Agreement. Property taxes in the first full year of operations, which are the obligation of the tenant are estimated to be approximately $21,000 (approximately 1% of the sales price).

      Total consideration paid by the Company for the Laufen Property was $2,141,200. This cost includes the $2,020,000 sales price payable to the Seller, approximately $20,000 in legal, appraisal, and closing costs, and a approximately a $108,000 acquisition fee payable to the Advisor (the distribution of amounts between acquisition fees and costs are still approximate at this point). The sale was paid for from the proceeds resulting from the sale of the Company's shares in the current offering.

    The purchase price was determined through an arms-length negotiation with the Seller. The total cost of $44.61 per square foot is comparable to recent sales in the area for similar properties. Eight sales were surveyed and the price per square foot ranged from $45.00 to $51.00. Considering the state of the recovering economy in the area and the long term lease in place with a relatively stable and desirable tenant, the price paid for the Property is considered reasonable.

    The computation of depreciation for the Corona Property is based on the cost of the property, including Acquisition Fees and Expenses. The allocation of the cost of the Property to various asset categories is estimated, based on allocations in the appraisal report. Depreciation will be computed on a straight-line basis over 39 years, the estimated component useful life of the assets.

SUMMARY

   Tenants representing 10% or more of the Company's total consolidated rental revenue are as follows:

     Safeguard accounted for 20% of the total consolidated rental revenue of the Company.
     Tycom accounted for 16% of the total consolidated rental revenue of the Company.
     Riverside Marketplace Theaters accounted for 16% of the total consolidated rental revenue of the Company.
     CMS Welding & Machinery (Fremont property) accounted for 15% of the total consolidated rental revenue of the Company.

   The acquisition costs and dates of acquisition were as follows:

              Description                   Acquisition      Acquisition
                                              Cost and          Date
                                            Improvements

Blockbuster Video Building                   $1,676,210       02/26/91
Fresno Village Shopping Center                1,414,893       05/14/93
OPTO-22 Building                              2,500,001       09/15/93
Brea Property - SOLD ON OCTOBER 31, 1997         ---          03/04/94
Riverside Marketplace Theaters                3,655,500       11/29/94
Safeguard Building                            4,862,094       05/22/95
Technology Drive                              3,747,611       10/31/95
Java City Properties                          1,828,500       08/02/96
Tycom                                         4,907,441       01/17/97
Roseville Property                            1,976,484       10/31/97
Corona Property                               1,896,949       12/31/97

                                             28,465,682
Subsequent to year end (12/31/97):
Laufen Tile Property                          2,141,200       01/15/98

   Total Acquisition Cost & Improvements     30,606,882


As mentioned in the narrative above, all properties were 100% occupied by their respective tenants (or in the case of Technology Drive, tenant and sub-tenant), expect for the OPTO-22 property. The Company is currently attempting to locate a tenant to enter into a long-term lease for the OPTO-22 Property.


ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS


   The Company has completed four offerings of shares. The first offering of 1,500,000 shares commenced on April 20, 1990 and was completed on November 18,
1991 with 268,791 shares sold for $2,672,586 in  gross proceeds.   The second
offering of 2,000,000 shares commenced on May 14, 1992 and was completed on May 14, 1994 with 368,524 shares sold for $3,681,147 in gross proceeds. The third offering of 2,000,000 shares commenced on June 3, 1994 and was completed in May
1996 with 813,841 shares sold for $8,132,169 in gross proceeds.   The fourth
offering of 1,500,000 shares commenced in May 1996, and 704,746 shares had been sold resulting in $7,033,450 in gross proceeds as of December 31, 1997.

   At December 31, 1997, there were 2,163,561 shares of Common Stock outstanding
and 1,150 stockholders of record.   There is no present trading market for the
shares and none is expected to develop. For a period of approximately two years following the completion of this offering, the Company intended to use a
crossing  arrangement pursuant to which Associated Securities Corp.   (the
"Crossing Agency") will match buy-and-sell orders for shares at negotiated markups or commissions.

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

     Dividends totaling $1,488,950, $1,128,597 and $804,595 in 1997, 1996 and
1995 were declared for Shareholders of record, who owned shares on the first day of each month, and paid in the quarter following the record date. The 1997 and 1996 dividend distributions are summarized below:

Dividends declared during 1997 were as follows:
                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND
January 1, 1997        1,550,607           $0.0666           $103,270
February 1, 1997       1,671,442            0.0666            111,318
March 1, 1997          1,671,442            0.0666            111,318
April 1, 1997          1,810,916            0.0666            120,606
May 1, 1997            1,815,579            0.0666            120,918
June 1, 1997           1,815,579            0.0666            120,918
July 1, 1997           1,815,579            0.0666            120,918
August 1, 1997         1,974,143            0.0666            131,478
September 1, 1997      1,968,143            0.0666            131,078
October 1, 1997        1,968,143            0.0666            131,078
November 1, 1997       2,147,524            0.0666            143,025
December 1, 1997       2,147,524            0.0666            143,025
TOTAL                                                      $1,488,950

Dividends declared during 1996 were as follows:
                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND
January 1, 1996        1,325,404            0.0600            $ 79,524
February 1, 1996       1,371,794            0.0600              82,308
March  1, 1996         1,401,664            0.0600              84,100
April 1, 1996          1,413,736            0.0666              94,155
May 1, 1996            1,445,236            0.0666              96,253
June 1, 1996           1,448,836            0.0666              96,492
July 1, 1996           1,448,836            0.0666              96,492
August 1, 1996         1,448,836            0.0666              96,492
September 1, 1996      1,498,246            0.0666              99,784
October 1, 1996        1,498,246            0.0666              99,784
November 1, 1996       1,500,651            0.0666              99,943
December 1, 1996       1,550,607            0.0666             103,270
TOTAL                                                       $1,128,597


Dividends declared during 1995 were as follows:
                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND
January 1, 1995          911,986           $0.060            $ 54,719
February 1, 1995         945,136            0.060              56,708
March 1, 1995          1,009,084            0.060              60,545
April 1, 1995          1,069,217            0.060              64,153
May 1, 1995            1,109,374            0.060              66,562
June 1, 1995           1,109,874            0.060              66,592
July 1, 1995           1,116,891            0.060              67,013
August 1, 1995         1,151,911            0.060              69,115
September 1, 1995      1,204,517            0.060              72,271
October 1, 1995        1,225,398            0.060              73,524
November 1, 1995       1,261,859            0.060              75,712
December 1, 1995       1,294,683            0.060              77,681
TOTAL                                                        $804,595

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

                               1997        1996       1995        1994       1993
Operations for the years
ended December 31:
     Revenues               $3,217,492  $2,474,627  $1,813,126   $903,167  $ 362,566
     Net Income                978,978     705,636     649,605    247,068    158,490
     Net Income/Share*             .53         .49         .58        .35        .38
     Dividends/Share*             .799        .779         .72        .74        .53
Financial position at
December 31:
    Total Assets            29,839,091  23,571,838  21,392,898 13,228,888  7,483,308
    Long-term Debt          11,194,832  10,078,793   9,539,180  5,161,355  2,405,526
    Stockholders' Equity    17,852,963  12,904,891  11,234,837  7,756,140  4,925,260

[FN]
*Net income per Share and Dividends per Share were based on the weighted average number of Shares outstanding.


ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain  statements  in  the  Management  Discussion  and  Analysis   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed of implied by such forward-looking statements.

RESULTS OF OPERATIONS - 1997 VS. 1996

    Operations for the year ended December 31, 1997 represented a full year of rental operations for all properties expect Tycom Property which was owned for eleven months, the Roseville Property which was owned for one month and the Corona Property which was purchased on December 31, 1997.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The net income for the year ended December 31, 1997 ($978,978) was higher than the year ended December 31, 1996 ($705,636) due to the raising of additional funds and investment of such funds in additional income producing properties. The Company did not have any adverse events that significantly impacted net income during the year ended December 31, 1997, except the OPTO-22
property which  has  been unleased  since  October 15,  1997.   The Company is
attempting to locate a tenant to enter into a long-term lease for the property. All tenants were current on their lease obligations.

    Rental revenue increased $707,036 (30%) due to a full year's ownership of the Java City property, eleven months ownership of the Tycom property and one month ownership of the Roseville property during 1997 less two month's fewer ownership of the Brea property, as compared to a five month ownership for the Java City Property and no ownership for both the Tycom and Roseville properties in 1996). Interest income increased $35,829 (37%) due to higher cash balances maintained during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

     On October 31, 1997, the Company ("Seller") sold the North Palm Street Property to a unrelated buyer. The total sales price was $2,515,860 in cash. The Seller paid the existing first deed of trust, which as of October 31, 1997 totaled $971,305. The Company recognized a $262,168 gain on the sale of the North Palm Street property in Brea, California.

    Operating expenses increased $75,460 (25%) due to the additional properties owned during the year. Interest expense increased $167,796 (19%) due to the additional debt incurred in connection with property acquisition and refinancing activities. Despite the amount of debt financing, the Company remains below the 50% debt maximum allowed by the Company's by-laws (debt was 39% of property cost (as defined in the by-laws) as December 31, 1997). General and administrative costs increased $112,300 (50%) due to higher overhead expenses and Advisory fee expenses related to the Company's increased size. General and administrative costs as a percentage of revenue increased from 9.4% in 1996 to 10.7% in 1997. Much of this increase is due to $186,439 that the Advisor was paid in 1997 as a result of the revised provisions of the Advisor agreement. Depreciation and amortization expense increased $113,967 (32%) as the result of the ownership of additional properties during 1997 as compared to 1996.

    The weighted average number of shares outstanding during 1997 was 1,839,018 versus 1,447,366 in 1996. Despite the greater number of shares outstanding, the net income per share increased from $.49 in 1996 to $.53 in 1997. If this figure is analyzed using flow of funds - that is net income plus depreciation expense - then the amount in 1997 was $.79 per share vs. $.75 in 1996.

      The improvement in the per share figures is attributable to a larger percentage of the Company's assets being invested in income producing real estate during 1997, as opposed to investments in relatively lower yielding money market investments.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     During the year ended December 31, 1997, the Company declared dividends totaling $1,488,950, compared to dividends of $1,128,597 declared for the year ended December 31, 1996. Cash basis income for the year ended December 31, 1997
was $1,459,406.    This was derived by adding depreciation and amortization
expense to net income.    Thus, cash distributions this year  were  greater
($35,104) than cash basis net income. In contrast, distributions in 1996 were greater ($62,060) than cash basis income. The Company continues to qualify as a REIT.

    In summary, the operating performance of the Company continued to improve as additional funds were raised, additional property was acquired, and all properties were operating profitably, expect the OPTO-22 property. The Company is currently attempting to locate a tenant to enter into a long-term lease for the OPTO-22 property.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1997, the Company declared dividends totaling $1,488,950. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

    During the year ended December 31, 1997, the Company raised an additional $5,331,605 in net proceeds as the result of the sale of shares from its third and fourth public offering. In 1996, the Company raised $2,048,954 in net proceeds as the result of the sale of shares from a combination of its third offering and fourth offering. The Company used the net proceeds from these offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company.

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

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The Company is adequately liquid and management believes it has the ability to generate sufficient cash to meet both short-term and long-term liquidity need, based upon the above four factors.

The first factor refers to the risk of the Company's investments. At December 31, 1997, the Company's excess funds were invested in a short-term money market fund. The Company acquires rental property either entirely for cash or with moderate financing. During the year ended December 31, 1997, notes payable pertaining to property acquisitions by the Company increased by $2,312,500, while cash used in principal repayments of notes totaled $1,196,461. Although the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2003 through 2007. The Company is aware that the balloon payments must be avoided through refinancing of the loans or the sale of the property(ies) in order to protect the interests of the Company's shareholders. (Please refer to "Properties" information in Item 2 for more detail as to leverage). Furthermore, most of the properties' tenants are nationally known retailers or well-established businesses under long-term leases.

    The second factor refers to the condition of the Company's properties. The Company's properties are in good condition without significant deferred maintenance obligations and are leased under "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

     The third  factor refers to  operating cycle.   The Company  was liquid  at
year-end since the Company is still operating in the "money-raising" stage. Virtually all funds raised were invested in a short-term money market fund. At year-end, the Company has allocated approximately $580,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $210,000 of cash to be paid for current mortgage and accounts payable commitments, $257,000 in tenant security deposits and prepaid rents, and the balance--approximately $1,050,000--expected to be invested in future property acquisitions. The Company's operations generated $1,459,406 in net operating cash flow in 1997 (net income plus depreciation expense). Thus, the Company is generating significant amounts of cash flow and could withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

     The fourth factor refers to distribution of dividends to shareholders. Dividends to shareholders were made at a level consistent with the small amount of net income available after application of expenses. The Advisor is careful not to make distributions in excess of the available income. The Advisor expects to increase the level of dividends as additional funds are raised, and overhead expenses are spread over a larger base of investors' funds.

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

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS 1997 VS. 1996

      Cash resources increased $82,663 during 1997 compared to the $567,172 increase in 1996. This was the result of normal amounts of investing, financing and operating activities that were expected to take place during the year. Cash provided by operating activities increased by $2,135,855 with the largest contributor being $1,704,659 in cash basis income. In contrast, 1996 saw $819,783 in cash being provided by operating activities due primarily to $1,066,537 in cash basis income. Cash used in investing activities for 1997 totaled $6,170,565 due to $8,686,425 used to the purchase the Tycom, Roseville and Corona properties, offset by $2,515,860 due to the sale of the Brea property. In contrast, during 1996 the sole use of cash for investing activities was $1,828,500 expended for the purchase of the Java City property. During 1997, $4,117,373 was provided by financing activities. This increase was the result of $4,666,531 in net proceeds from the sale of additional shares in the Company and $2,312,500 increase in notes payable in connection with the purchase of the Tycom property. These cash resources were offset by dividends declared and paid of $1,791,710 and payments on notes payable of $1,196,461. This continues the Company's trend of paying virtually all the cash basis income out to investors in the form of quarterly dividends. In contrast, 1996's cash provided by financing activities was $1,575,889 due to $2,048,954 in proceeds from the sale of additional shares, and a $755,000 gross increase in notes payable, offset by dividends paid and declared of $1,052,925.

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

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, is any, from the adoption of this statement.

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                       PAGE

     Report of Independent Certified Public Accountants              27

     Balance Sheets - December 31, 1997 and 1996                     28

     Statements of Income for the years ended
          December 31, 1997, 1996 and 1995                           29

     Statements of Stockholders' Equity for the years ended
          December 31, 1997, 1996 and 1995                           30

     Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995                           31-32

     Summary of Accounting Policies                                  33-34

     Notes to Financial Statements                                   35-42

     Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation    49-50

          Schedule IV - Mortgage Loans on Real Estate                51-52

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

West Coast Realty Investors, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of West Coast Realty Investors, Inc., as of December 31, 1997 and 1996 and the related statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1997. We have also audited the schedules listed in the
accompanying  index.    These  financial   statements  and  schedules are the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Realty Investors, Inc., at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


BDO SEIDMAN, LLP
Los Angeles, California
March 12, 1998
                                       27

                       WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS


December 31,                                               1997           1996
ASSETS
Rental real estate, less accumulated
   depreciation (Notes 2 and 3)                     $27,322,612    $21,118,203
Cash and cash equivalents                             2,099,857      2,017,194
Deferred rent                                           288,411        247,948
Loan origination fees, net of
accumulated amortization of $51,603 and $40,248          89,260        102,622
Other assets                                             38,951         85,871

Total assets                                        $29,839,091    $23,571,838

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                                    $130,076        $13,922
   Due to related party (Note 4)                        187,267         46,285
   Dividends payable (Note 7)                               ---        302,760
   Security deposits and prepaid rent                   366,921        124,734
   Other liabilities                                    107,032        100,453
   Notes payable (Note 5)                            11,194,832     10,078,793

Total liabilities                                    11,986,128     10,666,947

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares authorized,
5,000,000 shares issued, 2,163,561 and 1,550,607
outstanding in 1997 and 1996                             21,635         15,506
Additional paid-in capital                           19,313,678     13,861,763
Retained earnings                                   (1,482,350)      (972,378)

Total stockholders' equity                           17,852,963     12,904,891

Total liabilities and stockholders' equity          $29,839,091    $23,571,838

[FN]
     See accompanying summary of accounting policies and notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                              STATEMENTS OF INCOME

Years ended December 31,                  1997           1996           1995
REVENUES
   Rental (Notes 2 and 3)             $2,822,398     $2,377,530     $1,692,176
   Gain on sale of property              262,168            ---            ---
   Interest                              132,926         97,097        120,950

                                       3,217,492      2,474,627      1,813,126
COSTS AND EXPENSES
   Operating                             378,318        302,858        169,679
   Interest expense                    1,048,774        880,978        620,031
   General and administrative            336,554        224,254        117,667
   Depreciation and amortization         474,868        360,901        256,144

                                       2,238,514      1,768,991      1,163,521

NET INCOME                              $978,978       $705,636       $649,605

NET INCOME PER SHARE (Note 7)               $.53           $.49           $.58

[FN]
     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                  Common  Stock     Additional  Distributions
                                               Shares       Amount    Paid-in    in Excess of
                                                                       Capital      Earnings
BALANCE, January 1, 1995                        911,986      $ 9,120 $ 8,141,447   $(394,427)

Issuance of stock for cash, net of costs
and sales commissions of $423,603               410,418        4,104   3,629,583          ---

Net income for the year                             ---          ---         ---      649,605

Dividends declared  ($.72 per share-Note 7)         ---          ---         ---    (804,595)

BALANCE, December 31, 1995                    1,322,404       13,224  11,771,030    (549,417)

Issuance of stock for cash, net of costs
and sales commissions of $246,599               228,203        2,282   2,046,672          ---

Net income for the year                             ---          ---         ---      705,636

Equity contribution by Affiliates through
expense reimbursements (Note 4f )                   ---          ---      44,061          ---

Dividends declared  ($.779 per share-Note 7)        ---          ---         ---  (1,128,597)

BALANCE, December 31, 1996                    1,550,607       15,506  13,861,763    (972,378)

Issuance of stock for cash, net of costs        612,954        6,129   5,325,476          ---
and sales commissions of $691,928

Net income for the year                             ---          ---         ---      978,978

Equity contribution by Affiliates through
expense reimbursements (Note 4f )                   ---          ---     126,439          ---

Dividends declared  ($.799 per share-Note 7)        ---          ---         ---  (1,488,950)

BALANCE, December 31, 1997                    2,163,561      $21,635 $19,313,678 $(1,482,350)

[FN]
     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOW

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Years ended December 31,                          1997        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $978,978    $705,636     $649,605
Adjustments to reconcile net income to  net
cash provided by operating activities:
  Gain on sale of property                     (262,168)         ---          ---
  Depreciation and amortization                  474,868     360,901      256,144
  Interest expense on amortization of  loan
       origination fees                            2,007      21,161       11,454
Increase (decrease) from changes in
operating assets and liabilities:
     Government securities                           ---         ---    1,240,190
     Accounts receivable                        (40,463)   (115,800)     (62,784)
     Other assets                                 46,920    (45,277)       30,469
     Accounts payable                            116,154    (11,497)       10,731
     Due to related party                        140,982   (121,029)      130,378
     Security deposits and prepaid rent          242,187      15,666       71,823
     Other liabilities                             6,579      10,022       35,133

Net cash provided by operating activities      1,706,044     819,783    2,373,143

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of rental real estate            (8,780,874) (1,828,500)  (8,647,090)
  Proceeds from sale of rental real estate     2,375,120         ---          ---

Net cash (used in) investing activities      (6,405,754) (1,828,500)  (8,647,090)



                       A WEST COAST REALTY INVESTORS, INC.
                        STATEMENTS OF CASH FLOW (CONT.)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Years ended December 31,                           1997         1996           1995
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock, net      5,331,605    2,048,954     3,633,687
Equity  contribution  by  Affiliates  through
expense reimbursements                             126,439       44,061           ---
Dividends                                      (1,791,710)  (1,052,925)     (745,172)
Proceeds from notes payable                      2,312,500      755,000     4,469,647
Payments on notes payable                      (1,196,461)    (215,387)      (91,822)
Decrease (Increase) in loan origination fees           ---      (3,814)      (38,200)

Net cash provided by financing activities        4,782,373    1,575,889     7,228,140

NET INCREASE IN CASH AND CASH EQUIVALENTS           82,663      567,172       954,193

CASH AND CASH EQUIVALENTS, beginning of year     2,017,194    1,450,022       495,829

CASH AND CASH EQUIVALENTS,  end of year         $2,099,857   $2,017,194    $1,450,022

[FN]
     See accompanying summary of accounting policies and notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS West Coast Realty Investors, Inc. (the "Company"), is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Service Code. The Company has complied with all requirements imposed on REIT's for the 1997, 1996 and 1995 tax years; however qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail or commercial properties located primarily in California and the west coast of the United States. The Company intends to acquire property for cash on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually and intends to own and operate such properties for investment over an anticipated holding period of five to ten years.

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

INVESTMENTS    Investments classified  as trading  securities are  recorded at market value. Unrealized gains or losses are included in the statements of income.

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

EARNINGS (LOSS)   On March 3, 1997, the FASB issued Statement of Financial
PER SHARE         Accounting Standards No. 128, "Earnings Per Share" (SFAS
                  128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings Per Share". SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. Except where the provisions of the Securities and Exchange Commission's Staff Accounting
                  Bulletin No. 98 are applicable, common share equivalents have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dillutive. SFAS 128 is effective for fiscal years and interim periods after December 15, 1997. The Company has adopted this pronouncement during the fiscal year ended December 31, 1997. The adoption of SFAS 128 does not effect earnings per share for fiscal year ended December 31, 1997 and prior years.

NEW ACCOUNTING Statement of Financial Accounting Standards No. 130 (SFAS PRONOUNCEMENTS No. 130) "Reporting Comprehensive Income," issued by the
                 Financial  Accounting   Standards  Board   is  effective  for
                 financial  statements  with   fiscal  years  beginning  after
                 December 15, 1997.   Earlier application is  permitted.  SFAS
                 No. 130  establishes standards  for reporting and  display of comprehensive  income and  its components  in a  full  set of
                 general-purpose financial  statements.   The Company  has not
                 determined the effect on its financial position or results of operations, is any, from the adoption of this statement.

                 Statement of Financial Accounting Standards No. 131 (SFAS No.
                 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

On October 30, 1989, West Coast Realty Advisors, Inc. (the "Advisor"), purchased 1,000 shares of the Company's common stock for $10,000. On August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. As of December 31, 1997 the Company has raised $21,595,947 in capital.

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

NOTE 2 - RENTAL PROPERTIES

The Company owns the following income-producing properties
                                                                ORIGINAL
LOCATION (PROPERTY NAME)          DATE PURCHASED             ACQUISITION
                                                                    COST

Huntington Beach, California
(Blockbuster)                   February 26, 1991           $ 1,676,210
Fresno, California                 May 14, 1993               1,414,893
Huntington Beach, California
(OTPO-22)                       September 15, 1993            2,500,001
Riverside, California           November 29, 1994             3,655,500
Tustin, California
(Safeguard)                        May 22, 1995               4,862,094
Fremont, California
(Technology Drive)               October 31, 1995             3,747,611
Sacramento, California
(Java City)                       August 2, 1996              1,828,500
Irvine, California
(Tycom)                          January 17, 1997             4,907,441
Roseville, California
(Applebee's)                     October 31, 1997             1,976,484
Corona, California              December 31, 1997             1,896,949

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - RENTAL PROPERTIES (CONTINUED)
The major categories of property are:

DECEMBER 31,                                  1997                  1996

Land                                  $  9,449,150          $  7,401,126
Buildings and improvements              19,016,532            14,532,025

                                        28,465,682            21,933,151
Less accumulated depreciation            1,143,073               814,948

Net rental properties                $  27,332,612         $  21,118,203

During 1997, the Company acquired three properties. The Statement of Operations includes rental income for the acquired properties from the dates of acquisition to December 31, 1997.

On October 31, 1997, the Company ("Seller") sold the North Palm Street Property to a unrelated buyer. The total sales price was $2,515,860 in cash. The Seller paid the existing first deed of trust, which as of October 31, 1997 totaled
$971,305.   The Company recognized a $262,168 gain on the sale of the North Palm
Street property in Brea, California.

A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

     Four tenants accounted for 20%, 16%, 16% and 15%, respectively, in 1997; Five tenants accounted for 23%, 19%, 18% , 12% and 10%, respectively, in 1996;
     Four tenants accounted for 24%, 20%, 15% and 10%,  respectively, in 1995;

The following unaudited pro forma information are presented to illustrate the effect of the three properties acquired in during 1997 and 1996, as discussed above, and the property acquired in 1998, as discussed in Note 10, as if the acquisitions occurred on January 1st of each year presented.

  PRO FORMAS FOR THE YEARS
           ENDED                              1997                  1996
        DECEMBER 31,

Revenues:
 Rental Income                        $  3,241,702          $  3,321,089
 Gain on sale of property                  214,128               204,519

                                         3,455,830             3,525,608
Costs and Expenses:
Operating                                  353,869               313,090
Interest                                   980,241             1,020,428
General & Administrative                   336,554               528,441
Depreciation & Amortization                543,761               224,254

                                         2,214,425             2,086,213

Net Income                              $1,241,405            $1,439,395

Net Income per Share                         $0.67                 $0.74

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3- FUTURE MINIMUM RENTAL INCOME

As of December 31, 1997, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                        DECEMBER 31,1997

      1998 .................................$2,822,600
      1999 ..................................2,864,178
      2000 ..................................2,906,830
      2001 ..................................2,834,342
      2002 ..................................2,704,149
      Thereafter .......................... 11,772,647

      Total                                $25,904,746

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At December 31,
1997, the Advisor owned 22,556 shares of the Company.   Property management
services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

The following related party transactions are included in the statement of income

     (a) In accordance with the advisory agreement, syndication fees earned by the Advisor totaled $262,833, $82,864 and $150,429 in 1997, 1996 and 1995.

     (b) Overhead expenses reimbursed to the Advisor totaled $24,000, $12,000 and $12,000 in 1997, 1996 and 1995.

     (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $429,095 $163,735 and $301,706 for 1997, 1996 and 1995.

     (d) Fees related to the purchase, sale or refinancing of real estate totaled $384,719, $78,177 and $444,795 in 1997, 1996 and 1995 (Note 2).
     These fees are split, in accordance with the advisory agreement, between the Advisor and an affiliate.

     (e) Property management fees earned by WCRM totaled $106,576, $103,052 and $46,947 in 1997, 1996 and 1995.

     (f) Advisory fees earned by WCRA totaled $186,439 and $74,361 in 1997 and 1996. WCRA waived collection of $126,439 and $44,061 in 1997 and 1996 respectively, of these fees which are included in additional paid-in capital.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

     (f)  The Corporation had related party accounts payable as follows:

                                                 1997                  1996
DECEMBER 31,

   Associated Securities Corp.                  6,152                   396
   West Coast Realty Management                23,192                24,839
   West Coast Realty Advisors                 157,923                21,050

                                             $187,267               $46,285


NOTE 5 - NOTES PAYABLE

Notes payable are made up of the following:

DECEMBER 31,                                               1997           1996

8.25% promissory note secured by a Deed of Trust
on the Fresno Property, monthly principal and interest
payments are $5,244 due August 1, 2003 ...............  $ 616,219    $ 628,471

Variable rate promissory note secured by a Deed
of Trust on the OPTO-22 property, interest rate
adjustments are monthly and are based on the 11th
District cost of funds rate plus 3% (7.963% at
December 31, 1997), and may never go below 6.5%
or above 11.0%, monthly principal and interest
payments are $12,723, due October 1, 2003 ............. 1,688,870    1,708,362

8.25% promissory note secured by a Deed of Trust on
the Blockbuster property, interest rate adjusts
to the 5-year Treasury rate plus 350 basis points
on February 1, 1999, monthly principal and interest
payments are $4,934, due February 1, 2004 ..............  556,403      569,132

9.25% promissory note secured by a Deed of Trust
on the Riverside property, monthly principal and
interest payments are $9,988, due November 8, 2004 ..   1,167,149    1,177,055

Variable rate promissory note secured by a Deed of Trust
on the Brea property, interest rate is 9.5% until March 1,
2000 (and each succeeding March 1st) when interest rate
adjusts to the Moody's corporate bond index daily rate
plus 0.125%, monthly principal and interest payments
vary depending upon interest rates and are currently
$8,737, due March 1, 2020 ...............................     ---      981,338

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - NOTES PAYABLE (CONT.)

DECEMBER 31,                                               1997          1996

9.625% promissory note secured by a Deed of Trust
on the Safeguard property, monthly principal and
interest payments are $24,191, due February 1,
2005 ...............................................   $2,069,004   $2,155,575

8.24% promissory note secured by a Deed of Trust
on the Fremont property, interest rate equaled the 20-year
Treasury rate plus 1.65% at loan closing, monthly principal
and interest payments are currently $18,898, due
August 1, 2015 ....................................     2,090,456    2,140,311

10% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,413, due November 1, 2001......................    329,083      336,272

8% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,126, due June 1, 2018..........................    375,540      382,277

Variable rate promissory note secured by a Deed of Trust on the
Tycom property, interest rate  margin is 1.9% over the 3 month
LIBOR with right of conversion after the first year (7.65% at
December 31, 1997), monthly payments of principal and
interest are $17,469, due June 30, 2007                 2,302,108          ---

                                                      $11,194,832  $10,078,793

The fair value of the notes are approximately $11,127,609 calculated by discounting the expected future cash outflows on the notes to the present based on current lending rates which are the approximate industry lending rates on these type of properties and these locations.

The aggregate annual future maturities at December 31, 1997 are as follows:

      YEAR ENDING                                        DECEMBER 31, 1997

      1998 ..................................              $ 257,341
      1999 ..................................                277,629
      2000 ..................................                300,845
      2001 ..................................                328,143
      2002 ..................................                649,352
      Thereafter ..........................                9,381,522

      Total                                              $11,194,832

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - DIVIDEND REINVESTMENT PLAN

The Company has established a Dividend Reinvestment Plan (the "Plan") whereby cash dividends will, upon election of the shareholders, be used to purchase additional shares of the Company. The shareholders' participation in the Plan may be terminated at any time.

NOTE 7 - NET INCOME AND DIVIDENDS PER SHARE

Net Income Per Share was computed using the weighted average number of outstanding shares of 1,839,018, 1,447,366 and 1,117,494 for 1997, 1996 and
1995.

Dividends declared during 1997 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1997        1,550,607           $0.0666           $103,270
February 1, 1997       1,671,442            0.0666            111,318
March 1, 1997          1,671,442            0.0666            111,318
April 1, 1997          1,810,916            0.0666            120,606
May 1, 1997            1,815,579            0.0666            120,918
June 1, 1997           1,815,579            0.0666            120,918
July 1, 1997           1,815,579            0.0666            120,918
August 1, 1997         1,974,143            0.0666            131,478
September 1, 1997      1,968,143            0.0666            131,078
October 1, 1997        1,968,143            0.0666            131,078
November 1, 1997       2,147,524            0.0666            143,025
December 1, 1997       2,147,524            0.0666            143,025

TOTAL                                                      $1,488,950


Dividends declared during 1996 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1996        1,325,404            0.0600           $  79,524
February 1, 1996       1,371,794            0.0600              82,308
March  1, 1996         1,401,664            0.0600              84,100
April 1, 1996          1,413,736            0.0666              94,155
May 1, 1996            1,445,236            0.0666              96,253
June 1, 1996           1,448,836            0.0666              96,492
July 1, 1996           1,448,836            0.0666              96,492
August 1, 1996         1,448,836            0.0666              96,492
September 1, 1996      1,498,246            0.0666              99,784
October 1, 1996        1,498,246            0.0666              99,784
November 1, 1996       1,500,651            0.0666              99,943
December 1, 1996       1,550,607            0.0666             103,270

TOTAL                                                       $1,128,597

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - NET INCOME AND DIVIDENDS PER SHARE (CONTINUED)

Dividends declared during 1995 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1995          911,986           $0.060            $ 54,719
February 1, 1995         945,136            0.060              56,708
March 1, 1995          1,009,084            0.060              60,545
April 1, 1995          1,069,217            0.060              64,153
May 1, 1995            1,109,374            0.060              66,562
June 1, 1995           1,109,874            0.060              66,592
July 1, 1995           1,116,891            0.060              67,013
August 1, 1995         1,151,911            0.060              69,115
September 1, 1995      1,204,517            0.060              72,271
October 1, 1995        1,225,398            0.060              73,524
November 1, 1995       1,261,859            0.060              75,712
December 1, 1995       1,294,683            0.060              77,681

TOTAL                                                        $804,595


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

YEARS ENDED DECEMBER 31,         1997       1996        1995

Taxable ordinary income         $0.385      $0.487     $0.549
Nontaxable return of capital     0.414      0.292       0.171

                                $0.799     $0.779      $0.720


NOTE 8 - TAXES ON INCOME

For the taxable years 1997 and 1996, the Company elected to be treated as a REIT on the filings of the 1997 and 1996 tax returns, and will elect the same for 1998.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 9 - STATEMENT OF CASH FLOWS

The Company had a noncash financing activity related to unpaid dividends declared of $-0-, $302,996 and $226,649 for 1997, 1996 and 1995.

Cash paid for interest during the year ended December 31, 1997, 1996 and 1995 was $1,043,192, $857,042, and $569,746.

NOTE 10 - SUBSEQUENT EVENTS

(a) From January 5 to January 16, 1998, a total of $1,907,287 in proceeds from the sale of shares in the Company's current offering were released from an escrow account, and 191,362 shares were issued to investors.

(b) On January 15, 1998, the Company acquired an industrial building located in Sacramento, California for $2,020,000. The acquisition was accomplished with use of the proceeds from the Company's current offering.

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

   The officers and directors of the Company and the Advisor are as follows:

          NAME                    COMPANY                   ADVISOR
 Philip N. Gainsborough       Chairman of the           Chairman of the
                               Board/Director            Board/Director

 W. Thomas Maudlin, Jr.      President/Director        President/Director

    Neal E. Nakagiri           Executive Vice            Executive Vice
                            President/Secretary       President/Secretary

    Michael G. Clark                Vice                   Treasurer
                            President/Treasurer

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

     NEAL NAKAGIRI (Born 1954) serves as Executive Vice President, General Counsel, Chief Operating Officer and Secretary of Associated Financial Group, Inc. He is Vice President for two subsidiaries, Associated Securities Corp. and Associated Planners Investment Advisory, Inc. He joined the "Associated" group of companies in March 1985. He was Vice President of Compliance with Morgan, Olmstead, Kennedy & Gardner from 1984 to 1985. He was First Vice President and Director of Compliance with Jefferies and Co., Inc. from 1981 to 1984. He was Vice President and Director of Compliance at W & D Securities, Inc. from 1980 to 1983. He was an Investigator with the National Association of Securities Dealers, Inc. from 1976 to 1980. He has a B.A. degree in Economics from UCLA
(1976) and a J.D. from Loyola Law School of Los Angeles (1991). He is a member of the California Bar and the Compliance and Legal Division of the Securities Industry Association.

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

ITEM 11.  EXECUTIVE COMPENSATION

   During 1997, the Registrant paid no direct or indirect compensation to the Company's officers.

   The Registrant has no annuity, pension or retirement plans, or existing plan or arrangement pursuant to which compensatory payments are proposed to be made in the future to directors or officers.

   The Company's Independent Directors are entitled to receive up to $500 for each meeting that they attend or participate in via telephone. During 1997, a total of $2,000 was paid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     As disclosed in the Prospectus, the Advisor made a commitment to the Company to purchase an amount of Shares, at the public offering price of $10 per Share, which in aggregate is equal to the lesser of 10% of the adjusted net worth of the Company, upon completion of the initial offering, or $200,000. As of December 31, 1997, the Advisor had purchased $225,561 worth of shares, or approximately 1.05% of the adjusted net worth.

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

     Other  transactions  involving  the   Registrant,  the  Advisor,  and   its
affiliates are summarized below:

     1. As compensation for its services rendered in evaluation and selection of properties to the Company, the Advisor or Descolin Incorporated ("Descolin"), an affiliate of the Advisor, are entitled to an acquisition fee that shall not exceed 6% of gross proceeds allocated towards the purchase of any property. Descolin is wholly-owned by W. Thomas Maudlin, Jr., the Company's president. During the year ended December 31, 1997, the Company paid the Advisor and/or Descolin $384,719 related to the purchase of real estate.

     2. The majority of the common stock was sold by representatives of Associated Securities Corp. ("ASC"), an affiliate of the Advisor. During the year ended December 31, 1997, commissions paid to ASC for the sale of these shares totaled $429,095 and are included in additional paid-in capital on the Company's balance sheet.

     3. For property management services, the Advisor engaged West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor. During the year ended December 31, 1997, the Company incurred $106,576 of property management fees.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(A)  1.   FINANCIAL STATEMENTS

     The following financial statements of West Coast Realty Investors, Inc. are included in PART II, ITEM 8:

                                                            Page
      Report of Independent Certified Public Accountants ...............27
      Balance Sheets -- December 31, 1997 and 1996..................... 28
      Statements of Income for the years ended
            December 31, 1997, 1996 and 1995............................29
      Statements of Stockholders' Equity for the years ended
            December 31, 1997, 1996 and 1995............................30
      Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995.........................31-32
      Summary of Accounting Policies ................................33-34
      Notes to Financial Statements..................................35-42

      2. FINANCIAL STATEMENT SCHEDULES

      Schedule III      --   Real Estate and Accumulated Depreciation ..49-50
      Schedule IV --   Mortgage Loans on Real Estate .................. 51-52

      All other schedules have been omitted because they are either not required, not applicable, or the information has been otherwise supplied.

(B)   REPORTS ON FORM 8-K

      None.

(C)   EXHIBITS

      None.


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION      DECEMBER 31, 1997
INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS:

                                                                    Gross Amount at
                                                                          which
                                                               Carried at Close of Period
                            Initial   Cost      Cost                                                                     Life on
                                   Building  Capitalized                                                                  which
                                      &      Subsequent        Building                                               Depreciaton is
                                   Improve-  Acquisition          &                                  Year                Computed
                                              Improve-         Improve-     Total    Accumulated Construction    Date  Building &
Description  Emcumbrances  Land      ments     ments    Land    ments       Cost     Depreciation  Completed   Acquired Improvements

Retail
Building,
Huntington    $ 556,403 $1,005,965   $ 670,245   0  $1,005,965  $ 670,245 $1,676,210  $ 146,295      1991        2/91    31.5
Beach, CA

Retail Bldg.,
Shopping
Center,         616,219    553,648     861,245   0     553,648    861,245  1,414,893    102,138      1993        5/93    39.0
Fresno, CA

Industrial
Building
Huntington    1,688,870  1,132,159   1,367,842   0   1,132,159  1,367,842  2,500,001    150,522      1976        9/93    39.0
Beach, CA

Entertainment
Center
Riverside, CA 1,167,149    768,667   2,886,833   0     768,667  2,886,833  3,655,500    228,234      1994       11/94    39.0

Office
Building
Tustin, CA    2,069,004  1,089,796   3,772,298   0   1,089,796  3,772,298  4,862,094    249,867      1986       5/95     39.0

Light
Industrial
Bldg,         2,090,456  1,228,262   2,519,349   0   1,228,262  2,519,349  3,747,611    137,279      1993       10/95    39.0
Fremont, CA

Light
Industrial
Bldg.
Sacramento, CA  329,083    489,182     609,397   0     489,182    609,397  1,098,579     21,493      1988       8/96     39.0

Light
Industrial
Bldg.
Sacramento, CA  375,540    325,024     404,896   0     325,024    404,896    729,920     14,280      1988       8/96     39.0

Light
Industrial    2,302,108  1,570,000   3,337,440   0   1,570,000  3,337,440  4,907,440     88,538      1978       1/97     39.0
Bldg.
Irvine, CA

Restaurant
Facility            ---    586,000   1,390,484   0     586,000  1,390,484  1,976,484      4,427      1997       10/97    39.0
Roseville, CA

Light
Industrial          ---    700,447   1,196,502   0     700,447  1,196,502  1,896,949        ---      1988       12/97    39.0
Bldg.
Corona, CA

TOTAL      $ 11,194,832 $9,449,150 $19,016,532   0 $9,449,150 $19,016,532 $28,465,682 $1,143,073



DECEMBER 31, 1997

A reconciliation of the total cost for the years ending
December 31, 1995, 1996 and 1997 follows:

Balance at January 1, 1995 .......    $  11,457,561
1995 Additions ..................         8,647,091
Balance at December 31, 1995 .....       20,104,652
1996 Additions ..................         1,828,500
Balance at December 31, 1996             21,933,152
1997 Additions                            8,780,873
1997 Disposition                        (2,248,343)
Balance at December 31, 1997 .....      $28,465,682



A reconciliation of accumulated depreciation for the years ending
December 31, 1995, 1996 and 1997 follows:

Balance at December 31, 1994 ......    $    200,582
1995 Depreciation ................          253,905
Balance at December 31, 1995 ......         454,487
1996 Depreciation ................          360,461
Balance at December 31, 1996                814,948
1997 Depreciation                           463,513
1997 Disposition                          (135,388)
Balance at December 31, 1997 ......    $  1,143,073


SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE                  DECEMBER 31, 1997
INFORMATION REQUIRED BY RULE 12-29 IS AS FOLLOWS:


                           Final       Periodic                                   Delinquent
                Interest Maturity      Payment      Prior     Face     Carrying   Principal/
Description       Rate     Date         Terms       Liens    Amount     Amount     Interest
Retail Building                     Equal Monthly
Fresno, CA       8.25%   8/1/2003    Payments to     None    $665,000    $616,219    None
First Deed of Trust                    Maturity
                                   Balloon Payment
                                      due 8/2003

Industrial Building                Variable Monthly
Huntington      Variable 10/1/2003   Payments to     None  $1,750,000  $1,688,870    None
Beach, California                      Maturity
First Deed of Trust                Balloon Payment
                                     due 10/2003

Retail Building                    Variable Monthly
Huntington      Variable 2/1/2004    Payments to     None    $600,000    $556,403    None
Beach, California                  Maturity; 25 yr
First Deed of Trust                 Amortization;
                                   Balloon Payment
                                      due 2/2004

Entertainment Center                Equal Monthly
Riverside, CA    9.25%   11/8/2004    Payments;      None  $1,200,000  $1,167,149    None
First Deed of Trust                   Amortized
                                     over 28 yrs,
                                      3 months;
                                   Balloon Payment
                                     due 11/2004

Office Building                      Fixed Rate;
Tustin, CA       9.625%  2/2/2005      15 year       None  $2,300,000  $2,069,004    None
First Deed of Trust                 Amortization;
                                   Balloon Payment
                                      due 2/2005

Light Industrial Bldg.              Fixed Monthly
Fremont, CA      8.240%  8/1/2015      Payments      None  $2,200,000  $2,090,456    None
First Deed of Trust                    20 years
                                     Amortization

Light Industrial Bldg.               Fixed Monthly
Sacramento, CA  10.000%  11/1/2001     Payments      None    $350,000    $329,083    None
First Deed of Trust                    25 years
                                     Amortization

Light Industrial Bldg.               Fixed Monthly
Sacramento, CA   8.000%  6/1/2018      Payments      None    $405,000    $375,540    None
First Deed of Trust                    25 years
                                     Amortization

Light Industrial                  Variable Monthly
Bldg.           Variable 7/1/2007    Payments to     None   2,312,500   2,302,108    None
Irvine, CA                        Maturity; 25 year
First Deed of Trust                  Amortization

                                                           11,782,500  11,194,832



A reconciliation or mortgage loans payable for the years ending December 31, 1995, 1996, and 1997 follows:

Balance at January 1, 1995                    $ 5,161,355
1995 Additions      . .                         4,469,647
1995 Paydowns ........................           (91,822)
Balance at December 31, 1995 .........          9,539,180
1996 Additions      . .                           755,000
1996 Paydowns ........................          (215,387)
Balance at December 31, 1996  .                10,078,793
1997 Additions                                  2,312,500
1997 Paydowns        ..                       (1,196,461)
Balance at December 31, 1997 .........        $11,194,832

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

  Date: March 13, 1998