Form 10-Q
period 1998-03-31
WEST COAST REALTY INVESTORS INC
filed 1998-05-05
CIK 858346

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  MARCH 31, 1998

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,606,808 SHARES OUTSTANDING AS OF MAY 5, 1998.

ITEM 1.  FINANCIAL STATEMENTS

In the opinion of the Management of West Coast Realty Investors, Inc. (the "Company"), all adjustments necessary for a fair presentation of the Company's results for the three months ended March 31, 1998 and 1997, have been made in the following financial statements which are normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                       WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS
                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                                                MARCH 31,    December 31,
                                                  1998            1997
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                      $29,305,225     $27,322,612
Cash and cash equivalents                       1,666,599       2,099,857
Deferred rent                                     317,087         288,411
Loan origination fees, net of accumulated
amortization of $54,783 and $51,603               151,080          89,260
Other assets                                      148,349          38,951

TOTAL ASSETS                                  $31,588,340     $29,839,091

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                               $71,117        $130,076
   Due to related party (Note 5(e))               330,140         187,267
   Dividends payable (Note 8)                     455,614             ---
   Security deposits and prepaid rent             247,817         366,921
   Other liabilities                               62,340         107,032
   Notes payable (Note 6)                      11,131,585      11,194,832

TOTAL LIABILITIES                              12,298,613      11,986,128
COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares authorized,
5,000,000 shares issued, 2,351,825 and
2,163,561 outstanding in 1998 and 1997             23,518          21,635
Additional paid-in capital                     20,945,699      19,313,678
Retained earnings                             (1,679,490)     (1,482,350)
TOTAL STOCKHOLDERS' EQUITY                     19,289,727      17,852,963

TOTAL LIABILITIES AND STOCKHOLDERS'           $31,588,340     $29,839,091
EQUITY

[FN]
                  See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                   COMMON     STOCK   ADDITIONAL PAID-IN
                                   SHARES    AMOUNT       CAPITAL         DEFICIT
BALANCE AT DECEMBER 31, 1997      2,163,561   $21,635      $19,313,678  $(1,482,350)

Issuance of stock, net              188,264     1,883        1,589,906           ---

Equity contribution by Affiliates
through expense reimbursements          ---       ---           42,115           ---

Net income                              ---       ---              ---       258,474

Dividends declared (Note 8)             ---       ---              ---     (455,614)

BALANCE AT MARCH 31, 1998         2,351,825   $23,518      $20,945,699  $(1,679,490)

                       THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)
                                   COMMON     STOCK    ADDITIONAL PAID-IN
                                   SHARES     AMOUNT       CAPITAL        DEFICIT
BALANCE AT DECEMBER 31, 1996      1,550,607   $15,506      $13,861,763    $(972,378)

Issuance of stock, net              120,835     1,208        1,061,331           ---

Equity contribution by Affiliates
through expense reimbursements          ---       ---           26,043           ---

Net income                              ---       ---              ---       204,738

Dividends declared (Note 8)             ---       ---              ---     (325,906)

BALANCE AT MARCH 31, 1997         1,671,442   $16,714      $14,949,137  $(1,093,546)

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                                            THREE       THREE
                                            MONTHS      MONTHS
                                            ENDED       ENDED
                                          MARCH 31,   MARCH 31,
                                             1998        1997
Revenues
   Rental (Notes 2 and 3)                   $794,557    $729,886
   Interest                                   31,835      10,375

                                             826,392     740,261
Costs and expenses
   Operating                                  28,850      36,256
   Property taxes                             23,776      27,722
   Property management fees (Note 5(e))       29,094      29,489
   Interest expense                          233,744     244,147
   General and administrative                 83,186      78,444
   Depreciation and amortization             169,268     119,465

                                             567,918     535,523

Net income                                  $258,474    $204,738

Net income per share (Note 8)                   $.12        $.13

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

                                               Three Months  Three Months
                                                   Ended         Ended
INCREASE (DECREASE) IN CASH AND CASH               March         March
EQUIVALENTS                                       31,1998       31,1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $258,474      $204,738
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                    166,088       119,465
    Interest expense on amortization of loan
       origination fees                                3,180         3,045
 Increase (decrease) from changes in:
     Deferred rent                                  (28,676)      (90,044)
     Other assets                                  (109,398)         8,300
     Accounts payable                               (58,959)        44,982
     Due to related party                            142,873       (4,415)
     Security deposits and prepaid rent            (119,104)       118,158
     Other liabilities                              (44,692)      (29,627)
NET CASH PROVIDED BY OPERATING ACTIVITIES            209,786       374,602

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate                (2,243,152)   (4,907,441)
NET CASH (USED IN) INVESTING ACTIVITIES          (2,243,152)   (4,907,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net        2,141,854     1,045,305
Equity contribution by Affiliates through
expense reimbursements                                42,115        26,043
Dividends declared and paid                        (455,614)     (280,088)
Increase in notes payable                                ---     2,300,000
Payments on notes payable                           (63,247)      (53,554)
(Increase) in loan origination fees                 (65,000)           ---
NET CASH PROVIDED BY FINANCING ACTIVITIES          1,600,108     3,037,706

NET (DECREASE) IN CASH AND CASH EQUIVALENTS        (433,258)   (1,495,133)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     2,099,857     2,017,194

CASH AND CASH EQUIVALENTS,  END OF PERIOD         $1,666,599      $522,061

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES


BASIS OF PRESENTATION
The accompanying balance sheet as of March 31, 1998, the income statements and statements of cash flow for the three month periods ended March 31, 1998, and 1997 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of results to be expected for the year ended December 31, 1998.


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

                       WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES
                                  (Continued)

EARNINGS (LOSS) PER SHARE
On March 3, 1997, the FASB issued Statement of Financial Accounting Standards
No. 128,  "Earnings  Per Share"  (SFAS  128).   This pronouncement provides a
different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings Per Share". SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for
the period.   Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. Except where the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 are applicable, common share equivalents have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dillutive. SFAS 128 is effective for fiscal years and interim periods after December 15, 1997. The Company has adopted this pronouncement during the fiscal year ended December 31, 1997. The adoption of SFAS 128 does not effect earnings per share for fiscal year ended December 31, 1997 and prior years.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED) AND DECEMBER 31, 1997

NOTE 1 - GENERAL

On October 30, 1989, West Coast Realty Advisors, Inc. (the "Advisor"), purchased 1,000 shares of the Company's common stock for $10,000. On
August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. As of March 31, 1998 the Company has raised $23,476,402 in capital.

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

NOTE 2 - RENTAL PROPERTIES

The Company owns the following income-producing properties
                                                                ORIGINAL
LOCATION (PROPERTY NAME)          DATE PURCHASED             ACQUISITION
                                                                    COST

Huntington Beach, California
(Blockbuster)                    February 26, 1991           $ 1,676,210
Fresno, California                 May 14, 1993                1,414,893
Huntington Beach, California
(OTPO-22)                       September 15, 1993             2,500,001
Riverside, California            November 29, 1994             3,655,500
Tustin, California
(Safeguard)                        May 22, 1995                4,862,094
Fremont, California
(Technology Drive)               October 31, 1995             3,747,611
Sacramento, California
(Java City)                       August 2, 1996               1,828,500
Irvine, California
(Tycom)                          January 17, 1997              4,907,441
Roseville, California
(Applebee's)                     October 31, 1997              1,976,484
Corona, California               December 31, 1997             1,904,452
Sacramento, California           January 15, 1998              2,141,200
(Laufen Tile International)

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED) AND DECEMBER 31, 1997


NOTE 2 - RENTAL PROPERTIES (CONTINUED)

The major categories of property are:

                                      MARCH 31, 1998   DECEMBER 31, 1997

Land                                   $  10,519,845        $  9,449,150
Buildings and improvements                20,094,541          19,016,532

                                          30,614,386          28,465,682
Less accumulated depreciation              1,309,161           1,143,073

Net rental properties                  $  29,305,225       $  27,332,612


A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

     Four tenants accounted for 19%, 16%, 13% and 13% in 1998;
     Four tenants accounted for 20%, 16%, 16% and 15% in 1997;
     Five tenants accounted for 23%, 19%, 18%, 12% and 10% in 1996;


NOTE 3 - OTHER ASSETS

      Other assets consists of the following:
                                    MARCH 31, 1998    DECEMBER 31, 1997

Deposits and prepaid expenses            $148,349           $38,951
Organization costs                         14,330            14,330

                                          162,679            53,281
Less accumulated amortization              14,330            14,330

Net other assets                         $148,349           $38,951

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED) AND DECEMBER 31, 1997


NOTE 4 - FUTURE MINIMUM RENTAL INCOME

As of March 31, 1998 and December 31, 1997, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                      MARCH 31, 1998   DECEMBER 31,1997

      1998 .................................$2,133,593   $2,822,600
      1999 ..................................2,864,178    2,864,178
      2000 ..................................2,906,830    2,906,830
      2001 ..................................2,834,342    2,834,342
      2002 ..................................2,704,149    2,704,149
      Thereafter .......................... 11,772,647   11,772,647

      Total                                $25,215,739  $25,904,746


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

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED) AND DECEMBER 31, 1997


During the periods presented, the Company had the following related party transactions:

     (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                THREE MONTHS ENDED     FOR THE YEAR
                                  MARCH 31, 1998           ENDED
                                                     DECEMBER 31, 1997

           Syndication fees          $315,498             $262,833
           Acquisition fees           202,553              384,719
           Overhead expenses            6,000               24,000

                                     $524,051             $671,552


     (b) At March 31, 1998 and December 31, 1997, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

     (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $185,903 for the three months ended March 31, 1998 and $100,778 for the three months ended March 31, 1997.

     (d) Property management fees earned by WCRM totaled $29,094 and $29,489 for the three months ended March 31, 1998 and 1997, respectively.

     (e)  The Corporation had related party accounts payable as follows:

                                       MARCH 31, 1998     DECEMBER 31, 1997

 Associated Securities Corp.                 $  9,321            $    6,152
 West Coast Realty Management                  28,343                23,192
 West Coast Realty Advisors                   292,476               157,923

                                             $330,140              $187,267

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED) AND DECEMBER 31, 1997
                                  (Continued)


NOTE 6 - NOTES PAYABLE

Notes payable are made up of the following:

                                                     MARCH 31,   DECEMBER 31,
                                                        1998           1997

8.25% promissory note secured by a Deed of Trust
on the Fresno Property, monthly principal and interest
payments are $5,244 due August 1, 2003 ................$ 613,145  $ 616,219

Variable rate promissory note secured by a Deed
of Trust on the OPTO-22 property, interest rate
adjustments are monthly and are based on the 11th
District cost of funds rate plus 3% (7.963% at
December 31, 1997), and may never go below 6.5%
or above 11.0%, monthly principal and interest
payments are $12,723, due October 1, 2003 ............ 1,684,044  1,688,870

8.25% promissory note secured by a Deed of Trust on
the Blockbuster property, interest rate adjusts
to the 5-year Treasury rate plus 350 basis points
on February 1, 1999, monthly principal and interest
payments are $4,934, due February 1, 2004 .............. 553,054    556,403

9.25% promissory note secured by a Deed of Trust
on the Riverside property, monthly principal and
interest payments are $9,988, due November 8, 2004 ... 1,164,156  1,167,149

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED) AND DECEMBER 31, 1997


NOTE 6 - NOTES PAYABLE (CONT.)


                                                     MARCH 31,    DECEMBER 31,
                                                       1998           1997
9.625% promissory note secured by a Deed of Trust
on the Safeguard property, monthly principal and
interest payments are $24,191, due February 1,
2005 ............................................   $2,046,034     $2,069,004

8.24% promissory note secured by a Deed of Trust
on the Fremont property, interest rate equaled the 20-year
Treasury rate plus 1.65% at loan closing, monthly principal
and interest payments are currently $18,898, due
August 1, 2015 ..................................    2,076,745      2,090,456

10% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,413, due November 1, 2001..................     327,056        329,083

8% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest payments
are $3,126, due June 1, 2018.......................    373,393        375,540

Variable rate promissory note secured by a Deed of Trust on the
Tycom property, interest rate  margin is 1.9% over the 3 month
LIBOR with right of conversion after the first year (7.65% at
December 31, 1997), monthly payments of principal and
interest are $17,469, due June 30, 2007........      2,293,958      2,302,108

                                                   $11,131,585    $11,194,832


The fair value of the notes are approximately $11,065,000 and $11,128,000 at March 31, 1998 and December 31, 1997 respectively, calculated by discounting the expected future cash outflows on the notes to the present based on current lending rates which are the approximate industry lending rates on these type of properties and these locations.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED) AND DECEMBER 31, 1997


NOTE 6 - NOTES PAYABLE (CONT.)

The aggregate annual future maturities at March 31, 1998 and December 31, 1997 are as follows:

    YEAR ENDING                         MARCH 31, 1998      DECEMBER 31, 1997

     1998 ..................................    $194,094         $  257,341
     1999 ..................................     277,629            277,629
     2000 ..................................     300,845            300,845
     2001 ..................................     328,143            328,143
     2002 ..................................     649,352            649,532
     Thereafter ............................   9,381,522          9,381,522

     Total                                   $11,131,585        $11,194,832



NOTE 7 - DIVIDEND REINVESTMENT PLAN

The Company has established a Dividend Reinvestment Plan (the "Plan") whereby cash dividends will, upon election of the shareholders, be used to purchase
additional shares of the Company.   The shareholders' participation in the
Plan may be terminated at any time.

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE

Net Income Per Share for the three months ended March 31, 1998 and 1997 was computed using the weighted average number of outstanding shares of 2,247,145 and 1,641,233, respectively.

Dividends declared during the first quarter 1998 and 1997 were as follows:

                     OUTSTANDING          AMOUNT             TOTAL
RECORD DATE            SHARES           PER SHARE          DIVIDEND

January 1, 1998         2,149,404        $0.0666            $143,150
February 1, 1998        2,345,825         0.0666             156,232
March 1, 1998           2,345,825         0.0666             156,232

TOTAL                                                       $455,614

January 1, 1997         1,550,607         0.0666            $103,270
February 1, 1997        1,671,442         0.0666             111,318
March  1, 1997          1,671,442         0.0666             111,318

TOTAL                                                       $325,906

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED) AND DECEMBER 31, 1997
                                  (Continued)


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


NOTE 10 - SUBSEQUENT EVENT

(a) In April 1998, the Company paid dividends totaling $455,614 ($0.0666 per share per period), payable to shareholders of record on January 1, February 1, and March 1, 1998, respectively (Note 8).

(b) On April 8, 1998, a total of $2,649,563 in proceeds from the sale of shares in the Company's current offering was released from an escrow account, and 265,426 shares were issued to investors.

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


INTRODUCTION


     West Coast Realty Investors, Inc. is a Delaware corporation, formed on October 26, 1989. The Company began offering for sale shares of Common Stock on April 20, 1990. On August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. A secondary offering of shares was begun on May 14, 1992. On November 30, 1992 the Company reached its minimum secondary offering funding level of $250,000. A third offering of shares was begun on June 3, 1994. On July 25, 1994, the Company reached its minimum third offering funding level of $250,000. A fourth offering of shares began on May 6, 1996. As of March 31, 1998, the Company had raised $23,476,402 in gross proceeds from all four offerings.

The Company was organized for the purpose of investing in, improving, holding, and managing equity interests in a diversified number of commercial properties located in California and the West Coast, while qualifying as a Real Estate Investment Trust. Properties will be acquired for cash or on a moderately leveraged basis, with aggregate indebtedness not to exceed 50% of the purchase price of all properties on a combined basis. The Company intended on holding each property for approximately seven to ten years.

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

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1998 the Company declared dividends totaling $455,614. In comparison, for the quarter ended March 31, 1997, the Company declared dividends totaling $325,906. Dividends are determined by management based on cash flows and the liquidity position of the Company.
It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

During the quarter ended March 31, 1998 the Company raised an additional $2,141,854 in net proceeds as the result of the sale of shares from its fourth
public offering.   The  Company has used the net proceeds from offerings to
purchase additional income-producing properties and to add to the cash reserve balances of the Company as is prudent given the amount of property now under ownership.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

The first point refers to the risk of the Company's investments.  At
March 31, 1998, the Company's excess funds were invested in a short-term money market fund. The purchase of rental properties has been made either entirely with cash or the use of moderate leverage. During the quarter ended March 31, 1998, notes payable pertaining to property acquisitions by the Company did not increase, while cash used in principal repayments of notes totaled $63,247. Although most of the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years
2003 through 2007.   The Company is aware that prior to the time that these
large payments come due, refinancing of the loans or the sale of the property(ies) will be necessary in order to protect the interests of the
Company's shareholders.   Furthermore, most of the  properties' tenants are
nationally known retailers or well-established business under long-term leases, which makes the properties easier to sell of refinance.

As to the second point, the Company's properties are in good condition without significant deferred maintenance obligations and are leased through "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

As to the third point, the Company was liquid at March 31, 1998 since the Company is still operating in the "money-raising" stage. Virtually all funds raised were invested in a short-term money market fund. As of March 31, 1998, the Company has allocated approximately $700,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $460,000 of cash held pending distribution to investors, $120,000 of cash to be used for current mortgage and accounts payable commitments, $250,000 in tenant security deposits, and the balance of -- $136,600 -- expected to be received from future sales of Company shares. The Company's operations generated $427,742 in net operating cash flow in the quarter ended March 31,
1998 (net income plus depreciation and amortization expense).   Thus, the
Company is generating significant amounts of cash flow currently and could choose to withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

CASH FLOWS - MARCH 31, 1998 VS. MARCH 31, 1997

Cash resources decreased $433,258 during the three months ended March 31, 1998 compared to a $1,495,133 decrease in cash resources for the three months ended
March 31, 1997.   Cash provided by operating activities increased by $209,786 with the largest contributor being $427,742 in cash basis net income for the three months ended March 31, 1998. In contrast, the three months ended March 31, 1997 provided $374,602 in cash from operating activities due primarily to $327,248 in cash basis net income. The sole use of cash in investing activities for the three months ended March 31, 1998 was $2,243,152 expended for the acquisition of an additional property located in Corona, California. In contrast, the three months ended March 31, 1997 used $4,907,441 in cash for investing activities in connection with the acquisition of an additional
property located in Irvine, California.   For the three months ended March 31,
1998, financing activities provided an additional $1,600,108 via the sale of additional shares in the Company ($2,141,854 in net proceeds), less dividends paid and payable of $455,614, less an increase in loan origination fees of $65,000 and repayments on notes payable of $63,247. In contrast, for the three months ended March 31, 1997, financing activities provided an additional $3,037,706 via the sale of additional shares in the Company ($1,045,305 in net proceeds), and $2,300,000 in financing obtained in connection with the acquisition of the additional property, less dividends paid and payable of $280,088 and repayments of notes payable principal of $53,554.

RESULTS OF OPERATIONS

Operations for the quarter ended March 31, 1998 represented a full quarter of rental operations for all properties except the Corona property which was owned for two and one-half months.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

RESULTS OF OPERATIONS (CONT.)

The net income for the quarter ended March 31, 1998 ($258,474) was significantly larger than the quarter ending March 31, 1997 ($204,738) due to the raising of additional funds and investment of such funds in additional income producing properties. The Company did not have any adverse events that significantly impacted net income during the quarter ended March 31, 1998, except the OPTO-22 property which has been unleased since October 15,
1997.   The Company is attempting to locate a tenant to enter into a long-term lease for the property. All tenants were current on their lease obligations.

Rental revenue increased $64,671 (9%) due to a full quarter ownership of the Tycom and two and one-half months ownership for the Sacramento property (as compared to no ownership of the Roseville, Corona, and Sacramento properties during the quarter ended March 31, 1997). Interest income increased $21,460 (207%) due to higher cash balances maintained during the quarter ended
March 31, 1998 as compared to the quarter ended March 31, 1997.

On October 31, 1997, the Company ("Seller") sold the North Palm Street Property to a unrelated buyer. The total sales price was $2,515,860 in cash. The Seller paid the existing first deed of trust, which as of October 31, 1997 totaled $971,305. During 1997, the Company recognized a $262,168 gain on the sale of the North Palm Street property in Brea, California.

Operating expenses increased $7,406 (20%) due to lower common area maintenance and consulting services during the quarter. Interest expense decreased $10,403 (4%) as a reflection of the Company acquiring the Sacramento property for cash during 1998. No additional debt was taken on in connection with
this additional property acquisition.   Despite the large debt amounts, the
Company is still below the maximum 50% debt a maximum that is allowed by the Company's by-laws (debt was approximately 36% of property cost (as defined in the by-laws) at March 31, 1998). General and administrative costs increased $4,742 (6%) due to higher advisory and monitoring fees related to the
Company.   General and administrative costs decreased as a percentage of revenue going from 11% in 1997 to 10% in 1998. Depreciation and amortization expense increased $49,803 (42%) as the result of the ownership of additional
properties during 1998 as compared to 1997.   Net income of $258,474 for the
quarter ended March 31, 1998 was $53,736 (26%) higher than the three months ended March 31, 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (CONTINUED)

The average number of shares outstanding during 1998 was 2,247,145 vs. 1,641,233 in 1997. Partly because of the greater number of shares outstanding, the net income per share decreased from $.13 in 1997 to $.12 in 1998. If this figure is analyzed using flow of funds - that is net income plus depreciation expense - then the amount in 1998 was $.19 per share vs. $.20 per share in 1997.

During the quarter ended March 31, 1998, the Company declared dividends totaling $455,614, compared to dividends of $325,906 declared for the quarter ended March 31, 1997. Cash basis income for the quarter ended March 31, 1997 was $427,742. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this quarter were $27,872 greater than cash basis net income. In comparison, distributions in the first quarter 1997 were $1,703 greater than cash basis income of $324,203.
In either event, the Company continued to qualify as a REIT in 1998, and liquidity of the Company continues to be strong.

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

                       WEST COAST REALTY INVESTORS, INC.
                                 (Registrant)





May 5, 1998                       By:  WEST COAST REALTY ADVISORS, INC.
                                         A California Corporation,
                                                  Advisor




                                         Neal E. Nakagiri
                         Director and Executive Vice President / Secretary





May 5, 1998

                                         Michael G. Clark
                                     Vice President / Treasurer