Form 10-Q
period 1998-06-30
WEST COAST REALTY INVESTORS INC
filed 1998-08-14
CIK 858346

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                 JUNE 30, 1998

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

                        5933 W. CENTURY BLVD., 9TH FLOOR
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,932,762 SHARES OUTSTANDING AS OF AUGUST 13, 1998.

ITEM 1.  FINANCIAL STATEMENTS
In the opinion of the Management of West Coast Realty Investors, Inc. (the "Company"), all adjustments necessary for a fair presentation of the Company's results for the six months ended June 30, 1998 and 1997, have been made in the following financial statements which are normal and recurring in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                       WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS
                JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                   JUNE 30,     December 31,
                                                     1998           1997
ASSETS
Rental real estate, less accumulated
   Depreciation (Note 2)                           $33,721,180    $27,322,612
Cash and cash equivalents                            3,951,411      2,099,857
Deferred rent                                          351,922        288,411
Loan origination fees, net of accumulated
     amortization of $58,558 and $51,603               142,041         89,260
Other assets                                            91,397         38,951

TOTAL ASSETS                                       $38,257,951    $29,839,091

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable                                       $12,037       $130,076
Due to related party (Note 5(e))                       590,159        187,267
Dividends payable (Note 8)                             436,594            ---
Security deposits and prepaid rent                     313,637        366,921
Other liabilities                                       85,897        107,032
Notes payable (Note 6)                              13,068,301     11,194,832

TOTAL LIABILITIES                                   14,506,625     11,986,128

COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares authorized,
5,000,000 shares issued, 2,888,319 and 2,163,561
shares outstanding in 1998 and 1997, respectively       28,883         21,635
Additional paid-in capital                          25,809,659     19,313,678
Deficit                                            (2,087,216)    (1,482,350)

TOTAL STOCKHOLDERS' EQUITY                          23,751,326     17,852,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $38,257,951    $29,839,091

[FN]
                  See accompanying notes to financial statements.

                          WEST COAST REALTY INVESTORS,INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
                           SIX MONTHS ENDED JUNE 30, 1998
                                     (UNAUDITED)

                                   COMMON     STOCK   ADDITIONAL PAID
                                   SHARES    AMOUNT       CAPITAL         DEFICIT
BALANCE AT DECEMBER 31, 1997      2,163,561   $21,635      $19,313,678  $(1,482,350)

Treasury stock                       16,678       167              ---           ---

Issuance of stock, net              708,080     7,081        6,386,865           ---

Equity contribution by Affiliates
through expense reimbursements          ---       ---          109,116           ---

Net income                              ---       ---              ---       287,342

Dividends declared (Note 8)             ---       ---              ---     (892,208)

BALANCE AT JUNE 30, 1998          2,888,319   $28,883      $25,809,659  $(2,087,216)

                         SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)
                                   COMMON     STOCK   ADDITIONAL PAID
                                   SHARES    AMOUNT       CAPITAL         DEFICIT
BALANCE AT DECEMBER 31, 1996      1,550,607   $15,506      $13,861,763    $(972,378)

Issuance of stock, net              273,280     2,733        2,337,366           ---

Equity contribution by Affiliates
through expense reimbursements          ---       ---           55,569           ---

Net income                              ---       ---              ---       382,291

Dividends declared (Note 8)             ---       ---              ---     (688,348)

BALANCE AT JUNE 30, 1997          1,823,887   $18,239      $16,254,698  $(1,278,435)

[FN]
                See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS,INC.
                              STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                                 THREE   THREE MONTHS   SIX MONTHS  SIX MONTHS
                                 MONTHS
                                 ENDED       ENDED        ENDED        ENDED
                                JUNE 30,   JUNE 30,      JUNE 30,    JUNE 30,
                                  1998       1997          1998        1997
REVENUES:
  Rental                        $868,706      $717,926   $1,663,262  $1,447,812
  Interest                        30,238        22,578       62,074      32,953

                                 898,944        740,50    1,725,336    1,480,76
COSTS AND EXPENSES:
  Operating                       38,910        31,442       67,760      67,696
  Property taxes                  27,850         27,72       51,626      55,445
  Property management fees-
  -related party (Note 5 (d))     30,190        26,313       59,284      55,803
  Interest                       237,026       275,565      470,770     519,712
  General and administrative     353,635        82,445      436,821     160,888
  Depreciation and amortization  182,465       119,465      351,733     238,930

                                 870,076       562,952    1,437,994   1,098,474

NET INCOME                       $28,868      $177,552     $287,342    $382,291

NET INCOME PER SHARE (NOTE 8)       $.01          $.10         $.12        $.23

[FN]
                See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS,INC.
                            STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                                                SIX MONTHS    Six Months
                                                   ENDED         Ended
INCREASE (DECREASE) IN CASH AND CASH           JUNE 30,1998  June 30,1997
EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                      $287,342      $382,291
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                    344,778       232,840
    Interest expense on amortization of loan
       origination fees                                6,955         6,090
Increase (decrease) from changes in:
     Accounts receivable                            (63,511)      (80,652)
     Other assets                                   (52,446)        47,983
     Accounts payable                              (118,039)        19,024
     Due to related party                            402,892        24,266
     Security deposits and prepaid rent             (53,284)        62,205
     Other liabilities                              (21,135)       (6,911)

NET CASH PROVIDED BY OPERATING ACTIVITIES            733,552       687,136

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate                (6,743,346)   (4,907,441)

NET CASH (USED IN) INVESTING ACTIVITIES          (6,743,346)   (4,907,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net        6,394,114     2,340,434
Equity contribution by Affiliates through
expense reimbursements                               109,116        55,569
Dividends declared and paid                        (455,614)     (629,458)
Increase in notes payable                          2,000,000     2,300,000
Payments on notes payable                          (126,531)     (106,620)
(Increase) in loan origination fees                 (59,737)           ---

NET CASH PROVIDED BY FINANCING ACTIVITIES          7,861,348     3,959,925

NET INCREASE (DECREASE) IN CASH AND CASH           1,851,554     (260,380)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     2,099,857     2,017,194

CASH AND CASH EQUIVALENTS,  END OF PERIOD         $3,951,411    $1,756,814

[FN]
                See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS,INC.
                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying balance sheet as of June 30, 1998, the income statements and statements of cash flow for the six month periods ended June 30, 1998, and 1997 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the six month period ended June 30, 1998, are not necessarily indicative of results to be expected for the year ended December 31, 1998.

BUSINESS
West Coast Realty Investors, Inc. (the "Company"), is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Code. The Company has complied with all requirements imposed on REIT's for 1997 and 1996 tax years; however, qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail and commercial properties located primarily in California and the west coast of the United States. The Company intends to acquire property for cash on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually and intends on owning and operating such properties for investment over an anticipated holding period of five to ten years.

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

RENTAL INCOME
Rental income is recognized on a straight-line basis to the extent that rental income is deemed collectable. Where there is uncertainty of collecting higher scheduled rental amounts, due to the tendency of tenants to renegotiate their leases for lower amounts, rental income is recognized as amounts are collected.

                        WEST COAST REALTY INVESTORS,INC.
                         SUMMARY OF ACCOUNTING POLICIES
                                  (Continued)

CASH AND CASH EQUIVALENTS
The Company considers cash in bank, liquid money market funds, and all highly liquid certificates of deposits, with original maturities of three months or less, to be cash and cash equivalents.

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

NEW ACCOUNTING PRONOUCEMENTS
Comprehensive Income," issued by the Financial Accounting Standards Board is Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

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

                        WEST COAST REALTY INVESTORS,INC.
                         SUMMARY OF ACCOUNTING POLICIES
                                  (Continued)

EARNINGS (LOSS) PER SHARE

On March 3, 1997, the FASB issued Statement of Financial Accounting Standards
No. 128, "Earnings Per Share"  (SFAS  128).   This pronouncement provides a
different method of calculating earnings per share than is currently used in
accordance with APB 15, "Earnings Per Share".   SFAS 128 provides for the
calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for
the period.   Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. Except where the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 are applicable, common share equivalents have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dillutive.
SFAS 128 is effective for fiscal years and interim periods after December 15,
1997.   The Company has adopted this pronouncement during the fiscal year ended December 31, 1997. The adoption of SFAS 128 did not effect earnings per share for the fiscal year ended December 31, 1997 and prior years.

                        WEST COAST REALTY INVESTORS,INC.
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                             AND DECEMBER 31, 1997

NOTE 1 - GENERAL
On October 30, 1989, West Coast Realty Advisors, Inc. (the "Advisor"), purchased 1,000 shares of the Company's common stock for $10,000. On
August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. As of June 30, 1998 the Company has raised $28,827,146 in capital.

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

NOTE 2 - RENTAL PROPERTIES
The Company owns the following income-producing properties:
                                                           ORIGINAL
LOCATION (PROPERTY NAME)             DATE PURCHASED    ACQUISITION COST

Huntington Beach, California
(Blockbuster)                       February 26, 1991        $ 1,676,210
Fresno, California                    May 14, 1993             1,414,893
Huntington Beach, California       September 15, 1993          2,500,001
Riverside, California               November 29, 1994          3,655,500
Tustin, California
(Safeguard)                           May 22, 1995             4,862,094
Fremont, California
(Technology Drive)                  October 31, 1995           3,747,611
Sacramento, California (Java City)   August 2, 1996            1,828,500
Irvine, California (Tycom)          January 17, 1997           4,907,441
Roseville, California               October 31, 1997           1,976,484
Corona, California                  December 31, 1997          1,904,452
Sacramento, California              January 15, 1998           2,141,200
(Laufen Tile International)
Chino, California                     April 9, 1998            1,859,338
Vacaville, California                 May 20, 1998             2,735,307

                        WEST COAST REALTY INVESTORS,INC.
                         NOTES TO FINANCIAL STATEMENTS

         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                             AND DECEMBER 31, 1997

NOTE 2 - RENTAL PROPERTIES (CONTINUED)

THE MAJOR CATEGORIES OF PROPERTY ARE:

                                    JUNE 30, 1998      DECEMBER 31, 1997

Land                                $  11,564,090           $  9,449,150
Buildings and improvements             23,644,941             19,016,532

                                       35,209,031             28,465,682
Less accumulated depreciation           1,487,851              1,143,073

Net rental properties               $  33,721,180          $  27,322,612


A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

Four tenants accounted for 19%, 16%, 13% and 13% of total rental revenue in 1998;
Four tenants accounted for 20%, 16%, 16% and 15% of total rental revenue in 1997;
Five tenants accounted for 23%, 19%, 18%, 12% and 10% of total rental revenue in 1996;

NOTE 3 - OTHER ASSETS

     Other assets consists of the following:

                                   JUNE 30, 1998     DECEMBER 31, 1997

Deposits and prepaid expenses            $91,397       $38,951
Organization costs                        14,330        14,330
                                         105,727        53,281
Less accumulated amortization             14,330        14,330
Net other assets                         $91,397       $38,951

                        WEST COAST REALTY INVESTORS,INC.
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                             AND DECEMBER 31, 1997

NOTE 4 - FUTURE MINIMUM RENTAL INCOME

As of June 30, 1998 and December 31, 1997, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                           JUNE 30, 1998    DECEMBER 31,1997

     1998 ................................. $1,458,017           $2,822,600
     1999 .................................  3,379,171            2,864,178
     2000 .................................  3,391,476            2,906,830
     2001 .................................  3,288,737            2,834,342
     2002 .................................  3,159,822            2,704,149
     Thereafter ........................... 13,213,555           11,772,647
     Total                                 $27,890,778          $25,904,746


Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Advisor has an agreement with the Company to provide advice on real property investments and to administer the day-to-day operations of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

                        WEST COAST REALTY INVESTORS,INC.
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                             AND DECEMBER 31, 1997

NOTE 5 - RELATED PARTY TRANSACTIONS (CONT.)

During the periods presented, the Company had the following related party transactions:

(a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                        SIX MONTHS   FOR THE YEAR ENDED
                                          ENDED      DECEMBER 31, 1997
                                      JUNE 30, 1998

  Syndication fees                          $984,865           $262,833
  Acquisition fees and financing fees        477,407            384,719
  Overhead expenses                           12,000             24,000
                                          $1,474,272           $671,552

     (b) At June 30, 1998 and December 31, 1997, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

     (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $417,217 for the six months ended June 30, 1998 and $198,374 for the six months ended June 30, 1997.

     (d) Property management fees earned by WCRM totaled $30,190 and $26,313 for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, WCRM earned $59,284 and $55,803, respectively, in property management fees.

     (e)  The Corporation had related party accounts payable as follows:

                                         JUNE 30, 1998     DECEMBER 31, 1997

  Associated Securities Corp.                 $  5,403           $     6,152
  West Coast Realty Management                  30,190                23,192
  West Coast Realty Advisors                   554,566               157,923
                                              $590,159              $187,267

                        WEST COAST REALTY INVESTORS,INC.
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                             AND DECEMBER 31, 1997

NOTE 6 - NOTES PAYABLE

Notes payable are made up of the following:

                                                      JUNE 30,    DECEMBER 31,
                                                        1998          1997

8.25% promissory note secured by a Deed of Trust on
the Fresno Property, monthly principal and interest
payments are $5,244 due August 1, 2003 _____          $610,002       $ 616,219

Variable rate promissory note secured by a Deed of
Trust on the OPTO-22 property, interest rate
adjustments are monthly and are based on the 11th
District cost of funds rate plus 3% (7.963% at June
30, 1998), and may never go below 6.5% or above
11.0%, monthly principal and interest payments are
$12,723 due October 1, 2003 _____________            1,679,127       1,688,870

8.25% promissory note secured by a Deed of Trust on
the Blockbuster property, interest rate adjusts to
the 5-year Treasury rate plus 350 basis points on
February 1, 1999, monthly principal and interest
payments are $4,934, due February 1, 2004 __________   549,636         556,403

9.25% promissory note secured by a Deed of Trust on
the Riverside property, monthly principal and
interest payments are $9,988 due November 8, 2004 __ 1,161,686       1,167,149

9.625% promissory note secured by a Deed of Trust on
the Safeguard property, monthly principal and
interest payments are $24,191, due February 1, 2005_ 2,022,506       2,069,004

8.24% promissory note secured by a Deed of Trust on
the Fremont property, interest rate equaled the 20-
year Treasury rate plus 1.65% at loan closing,
monthly principal and interest payments are currently
$18,898 due August 1, 2015 ______________            2,063,692       2,090,456

10% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest
payments are $3,413, due November 1, 2001____          325,159         329,083

                        WEST COAST REALTY INVESTORS,INC.
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                             AND DECEMBER 31, 1997

NOTE 6 - NOTES PAYABLE (CONT.)

Notes payable are made up of the following: (cont.)


                                                       JUNE 30,   DECEMBER 31,
                                                         1998         1997

8% promissory note secured by a Deed of Trust on the
Java City property, monthly principal and interest
payments are $3,126 due June 1, 2018 ______            $371,203      $ 375,540

Variable rate promissory note secured by a Deed of
Trust on the Tycom property, interest rate margin is
1.9% over the 3 month LIBOR with right of conversion
after the first year (7.65% at June 30, 1998),
monthly principal and interest payments are $17,469
due June 30, 2007__________________                   2,285,290      2,302,108

7.375%  promissory note secured by a Deed of Trust on
the Sacramento (Laufen Tile) property, monthly
principal and interest payments are $7,309, due June
1, 2011 ___________________                           1,000,000            ---

7.375%  promissory note secured by a Deed of Trust on
the Corona property, monthly principal and interest
payments are $7,309, due June 1, 2011 ______          1,000,000            ---


Total Notes Payable                                 $13,068,301    $11,194,832


The fair value of the notes are approximately $13,050,000 and $11,128,000 at June 30, 1998 and December 31, 1997 respectively, calculated by discounting the expected future cash outflows on the notes to the present based on current lending rates which are the approximate industry lending rates on these type of properties and these locations.

                        WEST COAST REALTY INVESTORS,INC.
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                             AND DECEMBER 31, 1997

NOTE 6 - NOTES PAYABLE (CONT.)

The aggregate annual future maturities at June 30, 1998 and December 31, 1997 are as follows:

   YEAR ENDING                              JUNE 30, 1998    DECEMBER 31, 1997
     1998 .................................   $ 147,323         $ 257,341
     1999 .................................     307,589           277,629
     2000 .................................     333,092           300,845
     2001 .................................     362,851           328,143
     2002 .................................     686,707           649,352
     Thereafter ...........................  11,230,739         9,381,522
     Total                                  $13,068,301       $11,194,832

NOTE 7 - DIVIDEND REINVESTMENT PLAN

The Company had established a Dividend Reinvestment Plan (the "Plan") whereby cash dividends will, upon election of the shareholders, be used to purchase additional shares of the Company. The shareholders' participation in the Plan may be terminated at any time. The Company eliminated the Dividend Reinvestment Plan effective April 22, 1998.

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE

Net Income Per Share for the three months ended June 30, 1998 and 1997 was computed using the weighted average number of outstanding shares of 2,401,836 and 1,698,025, respectively.

Dividends declared during the first six months 1998 and 1997 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES           PER SHARE           DIVIDEND
January 1, 1998        2,149,404           $ 0.0666          $143,150
February 1, 1998       2,345,825             0.0666           156,232
March 1, 1998          2,345,825             0.0666           156,232
April 1, 1998          2,345,825             0.0558           130,897
May 1, 1998            2,590,131             0.0558           144,529
June 1, 1998           2,888,319             0.0558           161,168

TOTAL                                                        $892,208

                        WEST COAST REALTY INVESTORS,INC.
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                             AND DECEMBER 31, 1997

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE (CONT.)

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES           PER SHARE           DIVIDEND
January 1, 1997        1,550,607           $ 0.0666          $103,270
February 1, 1997       1,671,442             0.0666           111,318
March 1, 1997          1,671,442             0.0666           111,318
April 1, 1997          1,810,916             0.0666           120,606
May 1, 1997            1,815,579             0.0666           120,918
June 1, 1997           1,815,579             0.0666           120,918

TOTAL                                                        $688,348


NOTE 9 - SUBSEQUENT EVENTS

(a) In July 1998, the Company paid dividends totaling $436,594 ($0.0558 per share per period), payable to shareholders of record on April 1, May 1, and June 1, 1998, respectively (Note 8).

(b) On August 3, 1998, a total of $443,340 in proceeds from the sale of shares in the Company's current offering was released from an escrow account, and 44,442 shares were issued to investors.

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

INTRODUCTION

    West Coast Realty Investors, Inc. is a Delaware corporation, formed on October 26, 1989. The Company began offering for sale shares of Common Stock
on April 20, 1990.   On August 30, 1990, the Company reached its minimum
initial offering funding level of $1,000,000. A secondary offering of shares was begun on May 14, 1992. On November 30, 1992 the Company reached its minimum secondary offering funding level of $250,000. A third offering of shares was begun on June 3, 1994. On July 25, 1994, the Company reached its minimum third offering funding level of $250,000. A fourth offering of shares began on May 6, 1996. As of June 30, 1998, the Company had raised $28,827,146 in gross proceeds from all four offerings.

The Company was organized for the purpose of investing in, improving, holding, and managing equity interests in a diversified number of commercial properties located in California and the West Coast, while qualifying as a Real Estate
Investment Trust.   Properties will be acquired for cash or on a moderately
leveraged basis, with aggregate indebtedness not to exceed 50% of the purchase price of all properties on a combined basis. The Company intended to hold each property for approximately seven to ten years.

The Company's principal investment objectives are to invest in rental real estate properties which will:

  (1) Preserve and protect the Company's invested capital;
  (2) Provide shareholders with cash distributions; a portion of which will not constitute taxable income; and
  (3) Provide capital gains through potential appreciation.

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

The Company has engaged West Coast Realty Advisors, Inc. ("WCRA") to act as
the Company's advisor.   Pursuant to the terms of the advisory agreement,
WCRA provides real property investment and financial advice and conducts the day-to-day operations of the Company. The Company, itself, has no employees.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998 the Company declared dividends totaling $892,208, compared to the six months ended June 30, 1997, when the Company declared dividends totaling $688,348. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

During the six months ended June 30, 1998 the Company raised an additional $6,394,114 in net proceeds as the result of the sale of shares from its fourth public offering. The Company used the net proceeds from offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company as is prudent given the amount of property now under ownership.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

The first point refers to the risk of the Company's investments. At June 30, 1998, the Company's excess funds were invested in a short-term money market
fund.   The purchase of rental real estate properties have been made either entirely with cash or the use of moderate leverage. During the six months ended June 30, 1998, notes payable pertaining to property acquisitions by the Company increased $2,000,000 due to the refinancing of purchased income-producing properties, while cash used in principal repayments of notes totaled $126,531. Although most of the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 1998 through 2011. The Company is aware that prior to the time that these large payments come due, refinancing of the loans or the sale of the property(ies) will be necessary in order to protect the interests of the Company's shareholders. Furthermore, most of the properties' tenants are nationally known retailers or well-established businesses under long-term leases, which makes the properties easier to sell or refinance.

As to the second point, the Company's properties are in good condition without significant deferred maintenance obligations and are leased through "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

As to the third point, the Company was liquid at June 30, 1998.  Virtually all
funds raised were invested in a short-term money market fund.   As of June 30,
1998, the Company has allocated approximately $850,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $437,000 of cash held pending distribution to investors, $150,000 of cash to be used for current mortgage and accounts payable commitments, $314,000 in tenant security deposits, and the balance-- $2,200,000-- expected to be invested in future property acquisitions. The Company's operations generated $639,075 in net operating cash flow in the six months ending June 30, 1998 (net income plus depreciation expense).
Thus, the Company is generating significant amounts of cash flow currently and could choose to withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

Fourth, the amount of dividends to shareholders was made at a level consistent
with the amount of net income available after application of expenses.   The
Company is careful not to make distributions in excess of the income available. The Company expects to increase the level of dividends as additional funds are raised, and overhead expenses are spread over a large base of investors' funds.

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

CASH FLOWS - FOR THE SIX MONTHS ENDED JUNE 30, 1998 VS. THE SIX MONTHS ENDED JUNE 30, 1997

Cash resources increased $1,851,554 during the six months ended June 30, 1998 compared to a $260,380 decrease in cash resources for the six months ended June 30, 1997. Cash provided by operating activities amounted to $733,552 with the largest contributor being $632,120 in cash basis net income for the
six months ended June 30, 1998.   In contrast, the six months ended June 30,
1997 provided $687,136 in cash from operating activities due primarily to $615,131 in cash basis net income. The sole use of cash in investing activities for the six months ended June 30, 1998 was $6,743,346 expended for the acquisition of two additional properties located in Corona and Vacaville,
California.   In contrast, the six months ended June 30, 1997 used $4,907,441 in cash for investing activities in connection with the acquisition of an additional property located in Irvine, California. For the six months ended June 30, 1998, financing activities provided an additional $7,861,348 via the sale of additional shares in the Company ($6,394,114 in net proceeds), and $2,000,000 due to the refinancing of purchased income-producing properties located in Corona and Sacramento, California, less dividends paid and payable of $892,208 and repayments on notes payable of $126,531. In contrast, the six months ended June 30, 1997, financing activities provided an additional $3,959,925 via the sale of additional shares in the Company ($2,340,434 in net proceeds), and $2,300,000 in financing obtained in connection with the acquisition of the additional property located in Irvine, California, less dividends paid and payable of $629,458 and repayments of notes payable of $106,620.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 6 MONTHS ENDED JUNE 30, 1998 VS. 6 MONTHS ENDED JUNE 30, 1997

Operations for the six months ended June 30, 1998 represented a full six months of rental operations for all properties except Sacramento property which was acquired on January 15, 1998, the Chino property which was acquired on April 9, 1998 and the Vacaville property which was acquired on May 20, 1998.

Rental revenue increased $215,450 (14.9%) due to a full six months ownership of the Irvine property and partial ownership of the Sacramento, Chino and Vacaville properties (as compared to no ownership of these properties during the six months ended June 30, 1997). Interest income increased $29,121 (88.4%) due to higher cash balances maintained in money market accounts during the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

Operating expenses increased $64 (.1%). This immaterial increase resulted primarily due to increased efficiency in managing the properties as well as attempting to have the tenants absorb additional operating costs of the properties. Interest expense decreased $48,942 (9.4%) as a reflection of the Company acquiring the Sacramento, Chino and Vacaville properties for cash
during 1998.   However, on June 1, 1998 the Corona and Sacramento  properties were refinanced and additional debt was taken on in connection with these property acquisitions. Despite the large debt amounts, the Company is still below the maximum 50% aggregate debt to equity ratio that is allowed by the Company's by-laws (debt was 37% of property cost (as defined in the by-laws) at June 30, 1998). General and administrative costs increased $275,933 (172%) due primarily to acquisition fees of $254,855 expended in connection with additional property acquisitions, which were previously capitalized as
part of the cost of the property.   The Company was required to begin
expensing acquisition fees in accordance with the Emerging Issues Task Force 97-11 "Accounting for Internal Costs Relating to Real Estate Property
Acquisitions".   Depreciation and amortization expense increased $112,803
(47%) as the result of the ownership of additional properties during 1998 as compared to 1997. Net income of $287,342 for the six months ended June 30, 1998 was $94,949 (24.8%) lower than the six months ended June 30, 1997.
This decrease in net income is primarily attributable to the $254,855 of acquisition fees expensed in connection with the additional property acquisitions, which were previously part of the cost of the property.

The average number of shares outstanding during 1998 was 2,401,836 vs. 1,698,025 in 1997. Partly because of the greater number of shares outstanding, the net income per share decreased from $.23 in 1997 to $.12 in 1998. If this figure is analyzed using flow of funds - that is net income plus depreciation expense, plus adding acquisition fee expense which was incurred in 1998 and not 1997 - then the amount in 1998 was $.37 per share vs. $.37 per share in 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 6 MONTHS ENDED JUNE 30, 1998 VS. 6 MONTHS ENDED JUNE 30, 1997 (CONT.)

During the six months ended June 30, 1998, the Company declared dividends totaling $892,208, compared to dividends of $688,348 declared for the six months ended June 30, 1997. Cash basis income for the six months ended
June 30, 1998 was $639,075. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions during the six months ended June 30, 1998 were $253,133 greater than cash basis net income. In comparison, distributions in the first six months of 1997 were $67,127 greater than cash basis income of $621,221. In either event, the Company continued to qualify as a REIT in 1998, and liquidity of the Company continues to be strong.

RESULTS OF OPERATIONS - 3 MONTHS ENDED JUNE 30, 1998 VS. 3 MONTHS ENDED JUNE 30, 1997

Operations for the three months ended June 30, 1998 represented a full quarter of rental operations for all properties except for the Chino property which was acquired on April 9, 1998 and the Vacaville property which was acquired on May 20, 1998.

Rental revenue increased $150,780 (21%) due to a full quarter ownership of the Corona and Sacramento properties and partial ownership for the Chino and Vacaville properties (as compared to no ownership of these properties during the quarter ended June 30, 1997). Interest income increased $7,660 (33.9%) due to higher cash balances maintained in money market accounts during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997.

Operating expenses increased $7,468 (23.8%). This increase was primarily the result of additional common area maintenance expenses and property management fees in connection with the acquisition of additional properties during the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. Interest expense decreased $38,539 (14%) as a reflection of the Company acquiring the Sacramento, Chino and Vacaville properties for cash during 1998. However, on June 1, 1998 the Corona and Sacramento properties were refinanced and additional debt was taken on in connection with these property acquisitions. Despite the large debt amounts, the Company is still below the maximum 50% aggregate debt to equity ratio that is allowed by the Company's by-laws (debt was 37% of property cost (as defined in the by-laws) at
June 30, 1998). General and administrative costs increased $271,190 (329%) from the quarter ended June 30, 1997 to June 30, 1998, due primarily to $254,855 of acquisition fees expended in connection with additional property acquisitions, which were previously capitalized as part of the cost of the
property.   The Company was required to begin expensing acquisition fees in accordance with the Emerging Issues Task Force 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS _ 3 MONTHS ENDED JUNE 30, 1998 VS. 3 MONTHS ENDED JUNE 30, 1997 (CONT.)

Depreciation and amortization expense increased $63,000 (52.7%) from the quarter ending June 30, 1997 to June 30, 1998 as the result of the ownership of additional properties. Net income of $28,868 for the quarter ended
June 30, 1998 was $148,684 (83.7%) lower than the quarter ended
June 30, 1997. This decrease in net income is primarily attributable to the $254,855 of acquisition fees expensed in connection with the additional property acquisitions, which were previously part of the cost of the property.

The average number of shares outstanding during the quarter ending June 30, 1998 was 2,542,525 vs. 1,778,379 for the quarter ending June 30, 1997.
Partly because of the greater number of shares outstanding, the net income per share decreased from $.10 for the quarter ended June 30, 1997 to $.01 for the quarter ended June 30, 1998. If this figure is analyzed using flow of funds - that is net income plus depreciation expense, plus adding acquisition fee expense with was incurred in 1998 and not 1997 - then the amount for the quarter ended June 30, 1998 would be $.18 per share vs. $.17 per share for the quarter ended June 30, 1997.

During the quarter ended June 30, 1998, the Company declared dividends totaling $436,594, compared to dividends of $362,442 declared for the quarter ended June 30, 1997. Cash basis income for the quarter ended June 30, 1998 was $211,333. This was derived by adding depreciation and amortization expense to net income. Thus, dividends declared during the quarter ended
June 30, 1998 were $225,261 greater than cash basis net income.   In
comparison, dividends declared for the quarter ended June 30, 1997 were $85,684 less than cash basis income of $211,333. In either event, the Company continued to qualify as a REIT in 1998, and liquidity of the Company continues to be strong.

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

IMPACT OF YEAR 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and shareholder servicing), and embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as its advisor, lessees, suppliers, creditors, financial organizations, and of governmental entities for accurate exchange of data. The Company's current estimate is that the costs associated with the Year 2000 issue will not have a material adverse effect on the results of operations or financial position of the Company. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company may not have fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected through disruption in the operations of the enterprises with which the Company interacts.

                       WEST COAST REALTY INVESTORS, INC.
                                    PART II
                       O T H E R    I N F O R M A T I O N

ITEM 1. LEGAL PROCEEDINGS
        The Company is a defendant in a lawsuit entitled JOHN LONBERG AND RUTHIE GOLDKORN V. SANBORN THEATERS, INC.; WEST COAST REALTY INVESTORS, INC.; AND SALTS, TROUTMAN AND KANESHIRO, INC. The lawsuit was filed in the U.S. District Court for the Central District of California.
        The Company was added as a defendant in plaintiffs' First Amended Complaint filed May 7, 1998, apparently due to the Company's status as landlord for a movie theater known as the Riverside Market Place Cinema.
        The plaintiffs alleged violations of the Federal Americans with Disabilities Act and the California Unruh Civil Rights Act with respect to their movie-going experiences, including inadequate physical accommodations for wheelchair-bound quests and incompetent theater personnel to wait on them.
Sanborn is the tenant and theater operator.   Troutman is the architect who
designed the theater and its interiors.
        The plaintiffs seek actual damages of $1,000 for each violation of law; three times actual damages; and attorneys' fees, expenses and costs.
The plaintiffs also seek mandatory injunctive relief requiring the defendants to make the theater accessible to and useable by disabled individuals.
        The Company believes it has complied with all applicable provisions of law and intends to vigorously defend the allegations contained in the lawsuit. The Company believes that the lawsuit will have no material impact on the Company's continuing operations or overall financial condition.

ITEM 2. CHANGES IN SECURITIES
           None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5. OTHER INFORMATION
           None

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K
      (a) Information required under this section has been included in the financial statements.

      (b) Reports on Form 8-K
         -None

                        WEST COAST REALTY INVESTORS,INC.


                              S I G N A T U R E S

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WEST COAST REALTY INVESTORS,INC.
                                  (Registrant)





August 13, 1998                         By:  WEST COAST REALTY INVESTORS, INC.
                                                 A Delaware Corporation



                                          W. Thomas Maudlin, Jr.
                                                President





August 13, 1998
                                              John R. Lindsey
                                        Vice President / Treasurer