Form 10-Q
period 1998-09-30
WEST COAST REALTY INVESTORS INC
filed 1998-11-12
CIK 858346

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  SEPTEMBER 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X          No _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,932,762 SHARES OUTSTANDING AS OF NOVEMBER 11, 1998.

ITEM 1.  FINANCIAL STATEMENTS

     In the opinion of the Management of West Coast Realty Investors, Inc. (the "Company"), all adjustments necessary for a fair presentation of the Company's results for the three and nine months ended September 30, 1998 and 1997, have been made in the following financial statements which are normal and recurring in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                       WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                        SEPTEMBER 30, 1998  December 31, 1997
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                     $33,538,636        $27,322,612
Cash and cash equivalents                      6,619,637          2,099,857
Deferred rent                                    388,857            288,411
Loan origination fees, net of accumulated
amortization of $64,428 and $51,603              192,066             89,260
Other assets (Note 3)                            202,943             38,951

TOTAL ASSETS                                 $40,942,139        $29,839,091

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                          $    24,531           $130,076
   Due to related party (Note 5(e))              266,635            187,267
   Dividends payable (Note 8)                    439,914                ---
   Security deposits and prepaid rent            330,510            366,921
   Other liabilities                             122,337            107,032
   Notes payable (Note 6)                     15,370,342         11,194,832

TOTAL LIABILITIES                             16,554,269         11,986,128
COMMITMENTS
STOCKHOLDERS' EQUITY
 Common stock, $.01 par-shares authorized,
 5,000,000 shares issued, 2,932,762 and
 2,163,561 outstanding in 1998 and 1997           29,328             21,635
 Additional paid-in capital                   26,651,976         19,313,678
 Deficit                                     (2,293,434)        (1,482,350)

TOTAL STOCKHOLDERS' EQUITY                    24,387,870         17,852,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $40,942,139        $29,839,091

[FN]
                See accompanying notes to financial statements.


                        WEST COAST REALTY INVESTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)
                                     COMMON STOCK     ADDITIONAL PAID-IN
                                   SHARES    AMOUNT        CAPITAL     DEFICIT
BALANCE AT DECEMBER 31, 1997      2,163,561   $21,635    $19,313,678 $(1,482,350)

Treasury stock                       16,678       167            ---          ---

Issuance of stock, net              752,523     7,526      7,156,623          ---

Equity contribution by Affiliates
through expense reimbursements          ---       ---        181,675          ---

Net income                              ---       ---            ---      521,038

Dividends declared (Note 8)             ---       ---            ---  (1,332,122)

BALANCE AT SEPTEMBER 30, 1998     2,932,762   $29,328    $26,651,976 $(2,293,434)


                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)
                                     COMMON STOCK     ADDITIONAL PAID-IN
                                   SHARES    AMOUNT        CAPITAL        DEFICIT
BALANCE AT DECEMBER 31, 1996      1,550,607   $15,506    $13,861,763   $(972,378)

Issuance of stock, net              417,537     4,175      3,659,200          ---

Equity contribution by Affiliates
through expense reimbursements          ---       ---         88,742          ---

Net income                              ---       ---            ---      567,017

Dividends declared (Note 8)             ---       ---            ---  (1,071,820)

BALANCE AT SEPTEMBER 30, 1997     1,968,144   $19,681    $17,609,705 $(1,477,181)

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                              STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                          THREE MONTHS  THREE MONTHS NINE MONTHS  NINE MONTHS
                              ENDED        ENDED        ENDED        ENDED
                          SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER    SEPTEMBER
                               1998         1997       30, 1998     30, 1997
REVENUES:
  Rental                     $920,421     $735,057   $2,583,683   $2,182,869
  Interest                     67,371       37,605      129,445       70,558

                              987,792      772,662    2,713,128    2,253,427

COSTS AND EXPENSES:
Operating                      45,968       43,076      113,728      110,772
Property taxes                 28,201       27,722       79,827       83,167
Property management fees
-related party (Note 5 (d))    32,627       27,581       91,911       83,384
Interest                      312,311      282,835      783,082      802,547
General and administrative    146,575       86,767      583,395      247,656
Depreciation and amortization 188,414      119,954      540,147      358,884

                              754,096      587,935    2,192,090    1,686,410

NET INCOME                   $233,696     $184,727     $521,038     $567,017

NET INCOME PER SHARE (NOTE 8)    $.08         $.10         $.20         $.32

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                       NINE MONTHS NINE MONTHS
                                                           ENDED      ENDED
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         SEPTEMBER  SEPTEMBER
                                                          30, 1998    30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $521,038   $567,017
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                              527,322    349,260
Interest expense on amortization of loan origination fees   12,825      9,624
Increase (decrease) from changes in:
    Accounts receivable                                  (100,446)  (156,255)
    Other assets                                         (163,992)     41,002
    Accounts payable                                     (105,545)    (2,600)
    Due to related party                                    79,368     34,272
    Security deposits and prepaid rents                   (36,411)     12,658
    Other liabilities                                       15,305     37,031

NET CASH PROVIDED BY OPERATING ACTIVITIES                  749,464    892,009

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to rental real estate                    (6,743,346)(4,907,441)
NET CASH (USED IN) INVESTING ACTIVITIES                (6,743,346)(4,907,441)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock, net             7,164,296  3,544,372
 Equity contribution by Affiliates through expense
 reimbursements                                            181,675     88,742
   Dividends declared and paid                           (892,208)  (931,344)
   Proceeds from notes payable                           4,375,000  2,312,500
   Payments on notes payable                             (199,470)  (163,154)
   Increase in loan origination fees                     (115,631)     29,337
NET CASH PROVIDED BY FINANCING ACTIVITIES               10,513,662  4,880,453

NET INCREASE IN CASH AND CASH EQUIVALENTS                4,519,780    865,021

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           2,099,857  2,017,194

CASH AND CASH EQUIVALENTS,  END OF PERIOD               $6,619,637 $2,882,215

[FN]
                See accompanying notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.

                         SUMMARY OF ACCOUNTING POLICIES
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                              AND DECEMBER 31, 1997

BASIS OF PRESENTATION
The accompanying balance sheet as of September 30, 1998, the income statements and statements of cash flow for the nine months periods ended September 30, 1998, and 1997 are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the nine month period ended September 30, 1998, are not necessarily indicative of results to be expected for the year ended December 31, 1998.


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

                       WEST COAST REALTY INVESTORS, INC.

                         SUMMARY OF ACCOUNTING POLICIES
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                        AND DECEMBER 31, 1997 (CONTINUED)

LEASE COMMISSIONS
Lease commissions which are paid to real estate brokers for locating tenants are capitalized and amortized over the life of the lease.

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

                       WEST COAST REALTY INVESTORS, INC.

                         SUMMARY OF ACCOUNTING POLICIES
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                        AND DECEMBER 31, 1997 (CONTINUED)

NEW ACCOUNTING PRONOUCEMENTS (CONT.)
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

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

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                              AND DECEMBER 31, 1997

NOTE 1 - GENERAL

On October 30, 1989, West Coast Realty Advisors, Inc. (the "Advisor"), purchased 1,000 shares of the Company's common stock for $10,000. On August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. As of September 30, 1998 the Company has raised $29,270,486 in capital.

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

NOTE 2 - RENTAL PROPERTIES

The Company owns the following income-producing properties

                                                         ORIGINAL
LOCATION (PROPERTY NAME)         DATE PURCHASED      ACQUISITION COST

Huntington Beach, California
(Blockbuster)                  February 26, 1991             $ 1,676,210
Fresno, California                May 14, 1993                 1,414,893
Huntington Beach, California   September 15, 1993              2,500,001
Riverside, California          November 29, 1994               3,655,500
Tustin, California (Safeguard)    May 22, 1995                 4,862,094
Fremont, California
(Technology Drive)              October 31, 1995               3,747,611
Sacramento, California           August 2, 1996                1,828,500
(Java City)
Irvine, California (Tycom)      January 17, 1997               4,907,441
Roseville, California           October 31, 1997               1,976,484
Corona, California             December 31, 1997               1,904,452
Sacramento, California          January 15, 1998               2,141,200
(Laufen Tile International)
Chino, California                April 9, 1998                 1,859,338
Vacaville, California             May 20, 1998                 2,735,307

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS

      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                       AND DECEMBER 31, 1997 (Continued)

NOTE 2 - RENTAL PROPERTIES (CONTINUED)

The major categories of property are:

                               SEPTEMBER 30, 1998      DECEMBER 31, 1997

Land                                $  11,564,090           $  9,449,150
Buildings and improvements             23,644,941             19,016,532

                                       35,209,031             28,465,682
Less accumulated depreciation           1,670,395              1,143,070

Net rental properties               $  33,538,636          $  27,322,612


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

NOTE 3 - OTHER ASSETS

     Other assets consists of the following:

                                     SEPTEMBER 30, 1998    DECEMBER 31, 1997

Deposits and prepaid expenses            $202,943            $38,951
Organization costs                         14,330             14,330
                                          217,273             53,281
Less accumulated amortization              14,330             14,330
Net other assets                         $202,943            $38,951

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                        AND DECEMBER 31, 1997 (Continued)

NOTE 4 - FUTURE MINIMUM RENTAL INCOME

As of September 30, 1998 and December 31, 1997, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                 SEPTEMBER 30, 1998    DECEMBER 31,1997

     1998 ........................... $1,037,596            $2,822,600
     1999 ...........................  3,379,171             2,864,178
     2000 ...........................  3,391,476             2,906,830
     2001 ...........................  3,288,737             2,834,342
     2002 ...........................  3,159,822             2,704,149
     Thereafter ..................... 13,213,555            11,772,647

     Total                           $27,470,357           $25,904,746


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

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997 (UNAUDITED)
                        AND DECEMBER 31, 1997 (Continued)

During the periods presented, the Company had the following related party transactions:

     (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                    NINE MONTHS ENDED   FOR THE YEAR ENDED
                                   SEPTEMBER 30, 1998    DECEMBER 31, 1997

Syndication fees                             $658,001          $262,833
Acquisition fees and financing fees           501,157           384,719
Overhead expenses                              18,000            24,000
                                           $1,177,158          $671,552

     (b) At September 30, 1998 and December 31, 1997, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

     (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $422,510 for the nine months ended September 30, 1998 and $310,421 for the nine months ended September 30, 1997.

     (d) Property management fees earned by WCRM totaled $32,627 and $27,581 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, WCRM earned $91,911 and $83,384, respectively in property management fees.

     (e) The Corporation had related party accounts payable as follows:

                                    SEPTEMBER 30, 1998     DECEMBER 31, 1997

 Associated Securities Corp.                 $  11,019           $     6,152
 West Coast Realty Management                   32,627                23,192
 West Coast Realty Advisors                    222,989               157,923
                                              $266,635              $187,267

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997 (UNAUDITED)
                        AND DECEMBER 31, 1997 (Continued)


NOTE 6 - NOTES PAYABLE

Notes payable is made up of the following:

                                              SEPTEMBER 30,     DECEMBER 31,
                                                   1998             1997

8.25% promissory note secured by a Deed of
Trust on the Fresno Property, monthly
principal and interest payments are $5,244 due
August 1, 2003 _____                               $606,789         $616,219

Variable rate promissory note secured by a
Deed of Trust on the Huntington Beach
property, interest rate adjustments are
monthly and are based on the 11th District
cost of funds rate plus 3% (7.911% at
September 30, 1998), and may never go below
6.5% or above 11.0%, monthly principal and
interest payments are $12,723 due October 1,
2003 ______                                       1,673,820        1,688,870

8.25% promissory note secured by a Deed of
Trust on the Blockbuster property, interest
rate adjusts to the 5-year Treasury rate plus
350 basis points on February 1, 1999, monthly
principal and interest payments are $4,934,
due February 1, 2004 _________                      546,146          556,403

9.25% promissory note secured by a Deed of
Trust on the Riverside property, monthly
principal and interest payments are $9,988 due
November 8, 2004 ____                             1,159,154        1,167,149

9.625% promissory note secured by a Deed of
Trust on the Safeguard property, monthly
principal and interest payments are $24,191,
due February 1, 2005 ____                         1,998,407        2,069,004

8.24% promissory note secured by a Deed of
Trust on the Fremont property, interest rate
equaled the 20-year Treasury rate plus 1.65%
at loan closing, monthly principal and
interest payments are currently $18,898 due
August 1, 2015 _____________                      2,050,358        2,090,456

10% promissory note secured by a Deed of Trust
on the Java City property, monthly principal
and interest payments are $3,413, due November
1, 2001____                                         323,210          329,083

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997 (UNAUDITED)
                       AND DECEMBER 31, 1997 (Continued)


NOTE 6 - NOTES PAYABLE (CONT.)

Notes payable is made up of the following: (cont.)


                                                SEPTEMBER 30,    DECEMBER 31,
                                                    1998             1997

8% promissory note secured by a Deed of Trust
on the Java City property, monthly principal
and interest payments are $3,126 due June 1,
2018 ______                                        $369,460         $375,540

Variable rate promissory note secured by a
Deed of Trust on the Tycom property, interest
rate margin is 1.9% over the 3 month LIBOR
with right of conversion after the first year
(7.23% at September 30, 1998), monthly
principal and interest payments are $17,469
due June 30, 2007_____________                    2,276,465        2,302,108

7.375% promissory note secured by a Deed of
Trust on the Sacramento (Laufen Tile)
property, monthly principal and interest
payments are $7,309, due June 1, 2011 _____         996,489              ---

7.375% promissory note secured by a Deed of
Trust on the Corona property, monthly
principal and interest payments are $7,309,
due June 1, 2011 ______                             996,489              ---

8.33% promissory note secured by a Deed of
Trust on the Roseville property, monthly
principal and interest payments are $11,510,
due July 1, 2008 _____                            1,448,555              ---

Variable rate promissory note secured by a
Deed of Trust on the Chino property, interest
rate may be adjusted as of the 4th and 8th
anniversary dates to the weekly average of the
5-year Treasury Note for the seventh week
prior to the anniversary date. Interest rate
is 7.50% as of September 30, 1998 and current
monthly principal and interest payments are
$6,836, due October 1, 2010 ______________          925,000              ---

Total Notes Payable                             $15,370,342      $11,194,832

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997 (UNAUDITED)
                       AND DECEMBER 31, 1997 (Continued)

NOTE 6 - NOTES PAYABLE (CONT.)

The fair value of the notes are approximately $15,400,000 and $11,128,000 at September 30, 1998 and December 31, 1997 respectively, calculated by discounting the expected future cash outflows on the notes to the present based on current lending rates which are the approximate industry lending rates on these type of properties and these locations.

The aggregate annual future maturities at September 30, 1998 and December 31, 1997 are as follows:

YEAR ENDING                     SEPTEMBER 30, 1998          DECEMBER 31, 1997
1998 _________                  $       82,321              $     257,341
1999 _________                         339,375                    277,629
2000 _________                         367,509                    300,845
2001 _________                         400,120                    328,143
2002 _________                         727,064                    649,352
Thereafter _______                  13,453,953                  9,381,522
Total                              $15,370,342                $11,194,832

NOTE 7 - DIVIDEND REINVESTMENT PLAN

The Company had a Dividend Reinvestment Plan (the "Plan") whereby cash dividends would, upon election of the shareholders, be used to purchase additional shares of the Company. The shareholders' participation in the Plan was terminable at any time. The Company eliminated the Dividend Reinvestment Plan effective April 22, 1998.

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE

Net Income Per Share for the nine months ended September 30, 1998 and 1997 was computed using the weighted average number of outstanding shares of 2,561,114 and 1,764,404, respectively.

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997 (UNAUDITED)
                        AND DECEMBER 31, 1997 (Continued)

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE (CONT.)

Dividends declared during the first nine months 1998 and 1997 were as follows:

                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES           PER SHARE           DIVIDEND

January 1, 1998        2,149,404           $ 0.0666          $143,150
February 1, 1998       2,345,825             0.0666           156,232
March 1, 1998          2,345,825             0.0666           156,232
April 1, 1998          2,345,825             0.0558           130,897
May 1, 1998            2,590,131             0.0558           144,529
June 1, 1998           2,888,319             0.0558           161,168
September 30, 1998     2,932,762             0.1500           439,914

TOTAL                                                      $1,332,122


                      OUTSTANDING           AMOUNT             TOTAL
RECORD DATE              SHARES            PER UNIT           DIVIDEND

January 1, 1997        1,550,607           $ 0.0666          $103,270
February 1, 1997       1,671,442             0.0666           111,318
March 1, 1997          1,671,442             0.0666           111,318
April 1, 1997          1,810,916             0.0666           120,607
May 1, 1997            1,815,579             0.0666           120,917
June 1, 1997           1,815,579             0.0666           120,917
July 1, 1997           1,815,579             0.0666           120,917
August 1, 1997         1,974,144             0.0666           131,478
September 1, 1997      1,968,144             0.0666           131,078

TOTAL                                                      $1,071,820

NOTE 9 - SUBSEQUENT EVENTS

(a) In October 1998, the Company paid dividends totaling $439,914 ($0.150 per share per period), payable to shareholders of record on September 30, 1998 (Note 8).

(b) On October 2, 1998, the Company received proceeds of $1,410,093 in connection with financing secured by the Vacaville, California property.

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

INTRODUCTION

West Coast Realty Investors, Inc. is a Delaware corporation, formed on October 26, 1989. The Company began offering for sale shares of Common Stock on April 20, 1990. On August 30, 1990, the Company reached its minimum initial offering funding level of $1,000,000. A secondary offering of shares was begun on May 14, 1992. On November 30, 1992 the Company reached its minimum secondary offering funding level of $250,000. A third offering of shares was begun on June 3, 1994. On July 25, 1994, the Company reached its minimum third offering funding level of $250,000. A fourth offering of shares began on May 6, 1996. As of September 30, 1998, the Company had raised $29,270,486 in gross proceeds from all four offerings.

The Company was organized for the purpose of investing in, improving, holding, and managing equity interests in a diversified portfolio of commercial properties located in California and the West Coast, while qualifying as a Real Estate Investment Trust. Properties will be acquired for cash or on a moderately leveraged basis, with aggregate indebtedness not to exceed 50% of the purchase price of all properties on a combined basis. The Company intends to hold each property for approximately seven to ten years.

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

INTRODUCTION (CONT.)

The Company has engaged West Coast Realty Advisors, Inc. ("WCRA") to act as the Company's advisor. Pursuant to the terms of the advisory agreement, WCRA provides investment and financial advice and conducts the day-to-day operations of the Company. The Company, itself, has no employees.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998 the Company declared dividends totaling $1,332,122, compared to the nine months ended September 30, 1997, when the Company declared dividends totaling $1,071,820. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

During the nine months ended September 30, 1998 the Company raised an additional $7,164,296 in net proceeds as the result of the sale of shares from its fourth public offering. The Company used the net proceeds from offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company as is prudent given the amount of property now under ownership.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

The first point refers to the risk of the Company's investments. At September 30, 1998, the Company's excess funds were invested in short-term money market funds. The purchase of rental properties had been made either entirely with cash or the use of moderate leverage. During the nine months ended September 30, 1998, notes payable pertaining to property acquisitions by the Company increased $4,375,000 due to the refinancing of purchased income-producing properties, while cash used in principal repayments of notes totaled $181,675. Although most of the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2002 through 2011. The Company is aware that prior to the time that these large payments come due, refinancing of the loans or the sale of the property(ies) will be necessary in order to protect the interests of the Company's shareholders. Furthermore, most of the properties' tenants are nationally known retailers or well-established business under long-term leases, which makes the properties easier to sell or refinance.

As to the second point, the Company's properties are in good condition without significant deferred maintenance obligations and are leased through "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

As to the third point, the Company was liquid at September 30, 1998. Virtually all funds raised during the nine months ended September 30, 1998 were invested in short-term money market funds. As of September 30, 1998, the Company has allocated approximately $880,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $439,914 of cash held pending distribution to investors, $150,000 of cash to be used for current mortgage and accounts payable commitments, $330,000 in tenant security deposits and prepaid rents, and the balance--$4,820,000-- expected to be invested in future property acquisitions. The Company's operations generated $1,061,185 in net operating cash flow in the nine months ending September 30, 1998 (net income plus depreciation and amortization expense). Thus, the Company is generating significant amounts of cash flow currently and could choose to withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

RESULTS OF OPERATIONS - 9 MONTHS ENDED SEPTEMBER 30, 1998 VS. 9 MONTHS ENDED SEPTEMBER 30, 1997

Operations for the nine months ended September 30, 1998 represented a full nine months of rental operations for all properties except Sacramento property which was acquired on January 15, 1998, the Chino property which was acquired on April 9, 1998 and the Vacaville property which was acquired on May 20, 1998.

Rental revenue increased $400,814 (18.4%) due to a full nine months ownership of the Irvine property and partial ownership of the Sacramento, Chino and Vacaville properties (as compared to no ownership of these properties during
the nine months ended September 30, 1997).   Interest income increased $58,887
(83.5%) due to higher cash balances maintained in money market accounts during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

Operating expenses increased $2,956 (2.7%). This increase resulted primarily due to increases in legal and property insurance expenses, offset by decreases in utilities and miscellaneous office expenses. Interest expense decreased $19,465 (2.4%) as a reflection of the Company acquiring the Sacramento, Chino and Vacaville properties for cash during 1998. However, on June 1, 1998 the Corona and Sacramento properties were refinanced and additional debt was taken on in connection with these property acquisitions. Additionally, on July 10, 1998 and on September 17, 1998, the Roseville and Chino properties, respectively, were refinanced and additional debt was taken on in connection with these property acquisitions. Despite the large debt amounts, the Company is still below the maximum 50% aggregate debt to equity ratio that is allowed by the Company's by-laws (debt was 44% of property cost (as defined in the by-laws) at September 30, 1998). General and administrative costs increased $335,739 (136%) due primarily to acquisition and refinancing fees of $298,605 expended in connection with additional property acquisitions, which were previously capitalized as part of the cost of the property. The Company was required to begin expensing acquisition fees in accordance with the Emerging Issues Task Force 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions". Depreciation and amortization expense increased $181,263 (50.5%) as the result of the ownership of additional properties during 1998 as compared to 1997. Net income of $521,038 for the nine months ended September 30, 1998 was $45,979 (8.1%) lower than the nine months ended September 30, 1997. This decrease in net income is primarily attributable to the $298,605 of acquisition and refinancing fees expensed in connection with the additional property acquisitions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 9 MONTHS ENDED SEPTEMBER 30, 1998 VS. 9 MONTHS ENDED SEPTEMBER 30, 1997 (CONT.)

The average number of shares outstanding during 1998 was 2,561,114 vs. 1,764,404 in 1997. Partly because of the greater number of shares outstanding, the net income per share decreased from $.32 in 1997 to $.20 in 1998. If this figure is analyzed using flow of funds - that is net income plus depreciation expense, plus adding acquisition and refinancing fees which were incurred in 1998 and not 1997 - then the amount in 1998 was $.53 per share vs. $.60 per share in 1997.

During the nine months ended September 30, 1998, the Company declared dividends totaling $1,332,122 compared to dividends of $1,071,820 declared for the nine months ended September 30, 1997. Cash basis income for the nine months ended September 30, 1998 was $1,061,185. This was derived by adding depreciation and amortization expense to net income. Thus, dividends declared during the nine months ended September 30, 1998 were $270,937 greater than cash basis net income. In comparison, dividends declared in the first nine months of 1997 were $145,919 greater than cash basis income of $925,901. In either event, the Company continued to qualify as a REIT in 1998, and liquidity of the Company continues to be strong.

RESULTS OF OPERATIONS - 3 MONTHS ENDED SEPTEMBER 30, 1998 VS. 3 MONTHS ENDED SEPTEMBER 30, 1997

Operations for the three months ended September 30, 1998 represented a full quarter of rental operations for all properties.

Rental revenue increased $185,364 (25.2%) due to a full quarter ownership of the Roseville, Corona, Sacramento, Chino and Vacaville (as compared to no ownership of these properties during the quarter ended September 30, 1997). Interest income increased $29,766 (79.2%) due to higher cash balances maintained in money market accounts during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 3 MONTHS ENDED SEPTEMBER 30, 1998 VS. 3 MONTHS ENDED SEPTEMBER 30, 1997 (CONT.)

Operating expenses increased $2,892 (6.7%). This increase was primarily the result of additional legal and property insurance expenses, offset by decreases in utilities and miscellaneous office expenses during the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. Interest expense increased $29,476 (10.4%) as a reflection of the Company refinancing the Roseville and Chino properties during the quarter ending September 30, 1998, compared to no additional financing of properties during the quarter ending September 30, 1997. Despite the large debt amounts, the Company is still below the maximum 50% aggregate debt to equity ratio that is allowed by the Company's by-laws (debt was 44% of property cost (as defined in the by-laws) at September 30, 1998). General and administrative costs increased $59,808 (69%) from the quarter ended September 30, 1997 to September 30, 1998, due primarily to $43,750 of refinancing fees expended in connection with additional debt on property acquisitions, which were previously capitalized as part of the cost of the property. The Company was required to begin expensing acquisition and refinancing fees in accordance with the Emerging Issues Task Force 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions". Depreciation and amortization expense increased $68,460 (57.1%) from the quarter ending September 30, 1997 to September 30, 1998 as the result of the ownership of additional properties.

Net income of $233,696 for the quarter ended September 30, 1998 was $48,969 (26.7%) higher than the quarter ended September 30, 1997. This increase in net income is attributable to increased revenue in connection with the acquisition of additional properties and a significant increase in interest income, offset by increased overall expenses relating to the operation of the Company.

The average number of shares outstanding during the quarter ending
September 30, 1998 was 2,921,651 vs. 1,893,361 for the quarter ending September 30, 1997. Partly because of the greater number of shares outstanding, the net income per share decreased from $.10 for the quarter ended September 30, 1997 to $.08 for the quarter ended September 30, 1998. If this figure is analyzed using flow of funds - that is net income plus depreciation expense, plus adding acquisition and refinancing fees which was incurred in 1998 and not 1997 - then the amount for the quarter ended September 30, 1998 would be $.16 per share vs. $.16 per share for the quarter ended September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 3 MONTHS ENDED SEPTEMBER 30, 1998 VS. 3 MONTHS ENDED SEPTEMBER 30, 1997 (CONT.)

During the quarter ended September 30, 1998, the Company declared dividends totaling $439,914, compared to dividends of $383,473 declared for the quarter ended September 30, 1997. Cash basis income for the quarter ended
September 30, 1998 was $422,110. This was derived by adding depreciation and amortization expense to net income. Thus, dividends declared during the quarter ended September 30, 1998 were $17,804 greater than cash basis net income. In comparison, dividends declared for the quarter ended
September 30, 1997 were $78,792 greater than cash basis income of $304,681. In either event, the Company continued to qualify as a REIT in 1998, and liquidity of the Company continues to be strong.

CASH FLOWS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Cash resources increased $4,519,780 during the nine months ended September 30, 1998 compared to a $865,021 increase in cash resources for the nine months ended September 30, 1997. Cash provided by operating activities increased by $749,464 with the largest contributor being $1,061,185 in cash basis net income for the nine months ended September 30, 1998. Cash basis net income was offset by a $163,992 increase in other assets, due to increases in deposits for property acquisitions and leasing commissions. In contrast, the nine months ended September 30, 1997 provided $892,009 in cash from operating activities due primarily to $925,901 in cash basis net income. The sole use of cash in investing activities for the nine months ended
September 30, 1998 was $6,743,346 expended for the acquisition of three additional properties located in Sacramento (Laufen Tile International), Corona and Vacaville, California. In contrast, cash used in investing activities totaled $4,907,441 for the nine months ended September 30, 1997, resulting from the acquisition of the Irvine, California property in January 1997. For the nine months ended September 30, 1998, financing activities provided an additional $10,513,662 via the sale of additional shares in the Company ($7,164,296 in net proceeds), and $4,375,000 in financing obtained in connection with the acquisition of additional properties, less dividends paid of $892,208 and repayments on notes payable of $199,470. In contrast, the nine months ended September 30, 1997, financing activities provided an additional $4,880,453 via the sale of additional shares in the Company ($3,544,372 in net proceeds), and $2,312,500 in financing obtained in connection with the acquisition of additional properties, less dividends paid and payable of $931,344 and repayments of notes payable of $163,154.

In summary then, the operating performance of the Company continued to improve as additional properties are acquired, and all properties were operated profitably.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PENDING PROPERTY REFINANCING TRANSACTIONS

VACAVILLE PROPERTY

The Company negotiated the financing of the Vacaville property on October 2, 1998. This property was purchased for cash on May 20, 1998. The terms of the Note and the first deed of trust are as follows:

Lender:   Standard Mortgage Investors, LLC
Loan Amount:   $1,400,000
Interest Rate: 7.5% annum and may be adjusted as of the 4th and 8th anniversary dates to the weekly average of the five-year Treasury Note plus 200 basis points, but in no event less than 7.50%.
Loan Term:  Twelve year term
Current Monthly Debt Service:  $10,346

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

                        WEST COAST REALTY INVESTORS, INC.
                                  (Registrant)





November 11, 1998                      By:  WEST COAST REALTY INVESTORS, INC.
                                                A California Corporation




                                          W. Thomas Maudlin, Jr.
                                                President





November 11, 1998
                                            John R. Lindsey
                                        Vice President / Treasurer