Form 10-K
period 1998-12-31
WEST COAST REALTY INVESTORS INC
filed 1999-03-31
CIK 858346

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

                             Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,932,762 shares outstanding, as of March 22, 1999.

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

                                     PART I

ITEM 1.    BUSINESS

West Coast Realty Investors, Inc. (the "Company"), was organized in October 1989 under the laws of the State of Delaware. The Company qualifies as a Real Estate Investment Trust ("REIT") for federal and state income tax purposes. The Company is advised by West Coast Realty Advisors, Inc. (the "Advisor"), a wholly-owned subsidiary of Associated Financial Group, Inc. The Advisor oversees the investments of the Company, subject to the direction of the Company's Board of Directors.

The Company is organized for the purpose of investing in, holding, and managing income-producing retail or commercial properties located primarily in California and on the west coast of the United States. Properties have been and will be acquired for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually.

The Company's principal goals are to:

        1.  Invest in properties which will preserve and protect capital;

        2. Provide shareholders with cash dividends, a portion of which will not constitute taxable income and;

        3.  Provide capital gains through potential appreciation of properties.

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

The Company is operated by the Advisor, subject to the terms of the Amended Advisory Agreement dated January 1, 1992, which was renewed until June 30, 1999 by a majority vote of the shareholders, and will thereafter be renewable annually with the approval of a majority of the shareholders. The Company has no employees, and all administrative services are provided by the Advisor.

ITEM 2.    PROPERTIES

BLOCKBUSTER VIDEO BUILDING

On February 26, 1991, the Company purchased a commercial building, located in Huntington Beach, California.

Constructed in 1991, the building is one-story, has a total of 5,200 rentable square feet and is located on an 18,225 square foot parcel of land. The building is located in Orange County, California, which has maintained one of the lowest unemployment rates in California, based on its stable base of employers ranging from big businesses to smaller retailers. Management is aware that closures of military bases and aerospace firms could soften the business environment in the Orange County area.

The Building was originally acquired for cash in 1991 for a total acquisition cost of $1,676,210. In February 1994, the Company financed the Building by incurring mortgage debt secured by the Building for $600,000. The loan is amortized over a twenty-five year period and is due February 1, 2004. The monthly payment is currently $4,934 per month with the interest rate set to be adjusted at the end of the fifth year of the loan to 350 basis points above the five-year Treasury Bond yield. The current rate is 8.25%.

The building and improvements are depreciated over 31.5 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Company.

The building is 100% occupied by one tenant, Blockbuster Video, through 2001, on a triple net lease. The tenant's lease calls for rental payments of $11,180 per month for years one through five (1991-1995) and $13,416 per month for years six through ten (1996-2000). This is equivalent to $2.15 and $2.58 per rentable square foot, respectively. This lease requires the tenant to pay insurance, taxes, maintenance, and all other operating costs. The Advisor believes the tenant has the ability to meet its lease obligation.

FRESNO VILLAGE SHOPPING CENTER BUILDING

On May 14, 1993, the Company purchased a free standing commercial building located in a shopping center in Fresno, California.

The Fresno Property is a retail building (the "Fresno Building") with construction completed in April 1993. The Fresno Building is located close to the center of Fresno, California on the northeast corner of Blackstone and McKinley. Fresno is located in Central California. The Fresno Building is located on a lot size of 23,855 square feet, with a building size of 8,915 square feet. The exterior of the Fresno Building consists of stucco and glass construction.

Total consideration paid for the property was $1,414,893. Long-term financing used to acquire the property was $665,000 and matures on August 1, 2003. Monthly payments $5,244 are made at the rate of 8.25% with a twenty-five year amortization schedule. In July 1998, the interest rate on the loan was adjusted to 3.00% above the five-year Treasury Bond yield at that time.

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

As part of a larger neighborhood shopping center anchored by a major department store, all of the tenants are dependent upon the vitality of the consumer market in the general area. Although there are other shopping centers in the area, being located in a densely populated area north of downtown Fresno, and near a large community college, the high daily traffic count provides a large customer base for all the retail and service businesses in the general area. Although all areas of Central California have been affected by the economic slowdown, it has not significantly impacted the occupancy of the Center.

The Wherehouse entered into a ten year lease which commenced April 1, 1993 and was to continue through March 31, 2003. The Wherehouse occupies approximately 6,000 square feet of the Fresno Building.

As possible additional rent, The Wherehouse was scheduled to pay the Company 3% of gross sales after applying a formula that involves recapture of rent and expenses that The Wherehouse would pay as a triple net lease tenant. There were no amounts due on this additional rent through December 31, 1998.

On August 2, 1995, The Wherehouse filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Wherehouse continued to pay its rent under the terms of the original lease through January 1997. In November 1996, the Company and The Wherehouse agreed to the terms of a new lease, subject to the approval of the Bankruptcy Court. Under the terms of the First Amendment to Lease (the "Amendment") dated November 30, 1996, commencing February 1, 1997, The Wherehouse's lease was converted from a "net" lease to a "gross" lease and the minimum rent was reduced.

The Company currently receives $82,800 ($6,900 per month) in rental income or $1.15 per square foot per month, plus percentage rent of 8.2% of gross sales per quarter, less certain allowances, minus the rent paid for such period. The Company received $942 in percentage rent for the year ended December 31, 1998.

As a result of the Amendment, the Company absorbed $21,318 in operating expenses in 1998 that were previously allocated to The Wherehouse. The total decrease in income as a result of the Amendment is therefore estimated to be $44,358 per year. Based on approximately 2.9 million shares of the Company outstanding as of December 31, 1998, the Amendment will decrease distributable income by approximately $.015 per share per year, and thus is not material to the operating results of the Company.

OPTO-22 BUILDING

On September 15, 1993, the Company acquired the OPTO-22 Property.

The OPTO-22 Property is located within the master-planned Huntington Beach Industrial Park at 15461 Springdale (at the intersection of Springdale Street and McFadden Avenue), Huntington Beach, California. The Building was built in 1977, and was occupied by a company named OPTO-22 from 1979 through 1992. In August 1992, OPTO-22 subleased the Building to Claremont High School, whose sublease expired in April 1997.

Situated on approximately 3.34 acres of fee land, the Building is concrete tilt-up construction. The Building has approximately 25,866 square feet of fully improved office area, 24 foot high clearance, is fully sprinklered, and has two overhead truck doors as well as one exterior, two-bay truck loading well. In addition, the site contains approximately 201 parking spaces, and has three separate driveway entrances for ingress and egress.

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

Total consideration for the OPTO-22 Building paid by the Company was approximately $2,500,000. The purchase price was arrived at through arms-length negotiations with the Seller. The total acquisition cost included $2,350,000 paid to the Seller, approximately $7,000 in legal, appraisal, audit and closing costs, and a $143,000 Acquisition Fee paid to Descolin, Incorporated, an affiliate of the Advisor. Financing of $1,750,000 was obtained from the Seller, with the remainder of the acquisition costs, approximately $779,000, paid in cash. The $1,750,000 financing was in the form of a ten year note, that is being amortized over a thirty year period. The note has an adjustable interest rate that began at approximately 7.0%, and will adjust to three hundred basis points (3.00%) above the Federal Home Loan Bank Board, Eleventh District Cost of Funds Rate every year. Payments on the note are currently $12,794 per month.

The OPTO-22 Building is managed by West Coast Realty Management, Inc. ("WCRM") (the "Property Manager"), an affiliate of the Company. WCRM charges the Company 3% of the gross rents collected as a management fee for managing the Property, as allowed by the Property Management Agreement. In the opinion of the Advisor, the OPTO-22 Building is adequately insured.

In August 1998, the Company leased the property to TYR Sports, Inc. an international distributor of swimwear. TYR's headquarters are located adjacent to the property. The Company receives $25,000 per month of rental income and the tenant pays all taxes, insurance and operating expenses. The rent increases to $28,800 per month on August 15, 1999. The lease expires on August 14, 2001 and the tenant has an option to purchase the property for $2,675,000 in the first 4 1/2 months of the year 2000. The tenant also has the right of first refusal to purchase the property through February 15, 2000 and an option to extend the lease for a five year period through August 14, 2006.

In connection with the lease, the tenant was permitted to remove approximately 9,603 square feet of office improvements thereby reducing the total rentable square footage of the building from 63,483 to 53,880 square feet. The reduction decreased the office improvements from 25,866 to 16,263 square feet. The reduction also resulted from the fact that the building was over-improved in the area.

The computation of depreciation is based on the cost of the OPTO-22 Property, including Acquisition Fees and Acquisition Expenses. The allocation of the cost of the OPTO-22 Property to the various asset categories is estimated, based on allocations in the appraisal report. Depreciation will be computed on a straight-line basis over 39 years using a straight-line method for both financial and income tax purposes.

RIVERSIDE MARKETPLACE

On November 29, 1994, the Company purchased a six-plex cinema located in the Riverside Marketplace in Riverside, California. Construction of the property was completed June 15, 1994, and it is located in a developed retail area containing various restaurants and retailers. The six screen theater has seating for 1,586 and contains 30,493 square feet. There is parking available for 483 cars in an adjacent parking lot.

The property was acquired for $3,655,500. Long term financing of $1,200,000 in the form of a first trust deed and note was used to facilitate the purchase. The note is amortized over a fifteen year period at the rate of 8.25% and is fully due and payable November 8, 2004. Payments of interest and principal are currently $9,988 per month.

The building and improvements are depreciated over 39 years using a straight-line method for both financial and income tax reporting purposes. The financial and tax basis for the property are the same. In the opinion of the Advisor, the property is adequately insured. The property is managed by WCRM.

The sole tenant is Sanborn Theaters, Inc. which does business under the name of SoCal Cinemas. The tenant's lease is for twenty years, and is scheduled to expire on December 31, 2014. The lease is a triple-net lease, in which the tenant pays all property taxes, insurance and operating expenses of the property. The lease also has some provisions for the sharing of a certain percentage of gross sales, including concessions.

The Company is a defendant in a lawsuit entitled JOHN LONBERG; RUTHEE GOLDKORN
V. SANBORN THEATERS, INC.; SALTS, TROUTMAN AND KANESHIRO, INC.; WEST COAST REALTY INVESTORS, INC., in the U.S. District Court for the Central District of California. (Case #CV-97-6598AHM(JGx)

The Company was added as a defendant in the plaintiff's First Amended Complaint filed May 7, 1998, apparently due to the Company's status as landlord for a movie theater known as the Riverside Market Place Cinema.

The plaintiffs alleged violations of the federal Americans with Disabilities Act and the California Unruh Civil Rights Act with respect to their movie-going experiences, including inadequate physical accommodations for wheelchair-bound guests and insensitive theater personnel. Sanborn is the tenant and theater operator. Troutman is the architect who designed the theater and its interiors.

The plaintiffs seek actual damages of $1,000 for each violation of law; three times actual damages; and attorneys fees, expenses and costs. The plaintiffs also seek mandatory injunctive relief requiring the defendants to make the theater accessible to and useable by disabled individuals.

The plaintiffs have agreed to dismiss their claims under the Unruh Civil Rights Act.

The U.S. Department of Justice, Civil Rights Division ("DOJ") filed a Motion to Intervene in the case on March 1, 1999. DOJ has sued Sanborn Theaters only and preliminary discussions have been held between the DOJ and Sanborn. Sanborn intends to vigorously defend against the DOJ.

The Company believes it has complied with all applicable provisions of law and intends to vigorously defend the allegations contained in the lawsuit. The Company believes that the lawsuit will have no material impact on the Company's continuing operations or overall financial condition.

SAFEGUARD BUSINESS SYSTEMS

On May 22, 1995, the Company acquired the Safeguard Business Systems Property, a two story office building located in Tustin, California. The property has approximately 40,000 rentable square feet, and was built to suit the current tenant.

Total consideration paid for the property was $4,862,094. Long-term financing of $2,300,000, in the form of a first trust deed and note, was used to facilitate the purchase. The note is amortized over a fifteen year period at a fixed rate of 9.625%, and is fully due and payable February 1, 2005. Payments of interest and principal are currently $24,191 per month.

The building and improvements are depreciated over 39 years using a straight-line method for both financial and income tax reporting purposes. The financial and tax basis for the property are the same. In the opinion of the Advisor, the property is adequately insured. The property is managed by WCRM.

The sole tenant of the property is Safeguard Business Systems, which occupies 100% of the property. The tenant is involved in the providing office supply and data services to small businesses. The tenant current lease commenced October 1, 1994 and is scheduled to terminate eleven years from that date (September 30, 2005). The lease has provisions for annual rental increases. The average monthly rent over the life of the lease is $50,914.

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

The primary tenant of the property is CMS Welding & Machining. The tenant is a manufacturer of welded vacuum chambers used in the processing of semi-conductors. Its lease runs from November 2, 1993 to February 28, 2005, with various levels of rent scheduled to be paid. As of December 31, 1998, the scheduled rent is $34,642 per month. The average rent scheduled on the lease, beginning with the first day of the Company's ownership (October 31, 1995) is $32,191 per month. The lease in a "triple net" lease, requiring CMS Welding & Machining to pay insurance, property taxes, maintenance and all other operating costs.

The tenant had subleased 20,000 square feet of its space to Macrotron Systems. This sublease is a month-to-month tenancy. Macrotron pays its rent directly to the Company, and CMS Welding & Machining's rent obligation is reduced accordingly.

JAVA CITY PROPERTY

On August 2, 1996, the Company acquired the Java City Property.

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

There is financing on each building of the Property that is being assumed by the Company. The financing on the 717 West Del Paso Road building is as follows:

        Lender:  U.S. Bank, Sacramento, CA
        Original Loan Amount:  $350,000                Payment:  $3,413.32/month
        Interest Rate:  10% fixed rate                 Amortization:  25 years
        Due Date:  November, 2001                      Assumption Fee: $3,814

The financing on the 721 West Del Road building is as follows:

        Lender: Heller First Capital Corp., Chicago, IL
        Original Loan Amount:  $405,000                Payment:  $3,126/month
        Interest Rate:  8% fixed rate                  Amortization:  25 years
        Due Date:  June, 2018                          Assumption Fee:  None

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

The primary tenant of the Property is Cucina Holdings, Inc. The tenant owns and operates forty-one Java City Bakery Cafes and five La Petite Boulangerie cafes. The tenant is popularly known as "Java City". Java City outlets are located in various areas of California and Arizona, and are generally in high-visibility, high-traffic locations. These outlets sell high quality, specialty coffees in a pleasant retail environment setting. In addition, these outlets sell a selection of sandwiches and baked goods that complement the sale of coffee. Java City also operates a wholesale operation that serves approximately seven hundred customer accounts located primarily in Northern California. The tenant's wholesale customers include supermarkets, gourmet shops, convenience stores, restaurants, universities, airports, and offices, some of which resell the coffee in whole bean form for home consumption, while others brew and sell coffee beverages. Approximately 86% of the tenant's sales are from its retail cafe operations and 14% from its wholesale operations.

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

TYCOM PROPERTY

On January 17, 1997, the Company acquired the Tycom Property--a two story building, with underground parking, located at 17862 Fitch Street, Irvine, California. Total building square footage is approximately 63,225 square feet (both floors). The property has 164 striped parking spaces. The building is approximately thirteen years old. There are significant tenant improvements that were substantially complete at time of acquisition which enhance the building for office usage. These improvements include improved air conditioning, Americans with Disabilities Act compliance, a complete fire sprinkler system, new electrical, new restrooms, and new carpet.

Total consideration paid by the Company for the Tycom Property was $4,907,441. Financing was utilized in connection with the acquisition of the Tycom Property. Long-term financing of $2,312,500, in the form of a variable rate promissory note secured by a first deed of trust was provided by a bank in June 1997. The note is amortized over 25 years and matures on August 1, 2007. The current interest rate is 7.65% per annum and current interest and principal payments of $16,693 are due monthly.

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

The sole tenant of the Property is Tycom Corporation ("Tycom" or "the Tenant"). Tycom, a privately held company, is a manufacturer of drill bits and assorted items used by the semi-conductor and dental industries, and has been in business for approximately ten years. The Tenant initially purchased this building and has invested approximately $1.4 million in improvements and renovations. Tycom sold the building to Brutten/Reynolds/Shidler Investment Corp. (the property's seller) on December 19, 1996 for an unknown amount. The Tenant began occupying the building on December 19, 1996, at which time the provisions of the lease became effective. The term of the lease is eleven years, and is intended to be a "triple-net" lease with the Tenant paying virtually all taxes, insurance, utilities, and other operating costs of the Property. The base rent is currently $39,574 per month.

ROSEVILLE PROPERTY

On November 26, 1997, the Company acquired the Roseville Property in a Section 1031 tax free exchange. No debt financing was used in connection with the Roseville acquisition.

The Property is located on a lot size of .87 acres (approximately 37,900 square feet). This site is part of a larger shopping center which includes well-known retailers such as Costco, Toys `R Us, Shell Gasoline, Ross Dress For Less, and McDonald's Restaurants. The total lot size is approximately 8.66 acres (378,000 square feet). There are 61 parking spaces assigned to this site, with the Property also enjoying the use of hundreds of other parking spaces located within the larger shopping center. The building size totals 5,133 square feet.

Total consideration paid by the Company for the Roseville property is $1,976,484. This cost includes the $1,950,000 sales price paid to the Seller/Operator, $12,500 in estimated legal, appraisal, and closing costs, and a $16,000 Acquisition Fee payable to the Advisor. In addition, $14,333 was received from the Seller/Operator as a security deposit. The purchase price was determined through arms-length negotiations with the Seller/Operator. On July 7, 1998 the Company financed the property with a mortgage debt, secured by the building, for $1,450,000. The loan is due July of 2008 and calls for monthly payments of $11,510. The current interest rate is 8.33%.

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

The lease of the Property commenced after the issuance of the Certificate of Occupancy in September 1997. The lease is a 20 year triple net lease, including provisions for collection of common area charges that are assessed by the shopping center owner. Lease payments are $14,333.33 per month ($172,000 per year) with rental increases scheduled every five years at the rate of 12 1/2%. The lease commenced on December 1, 1997.

CORONA PROPERTY

On December 31, 1997, the Company acquired the Corona Property. The Corona Property is located at 363 American Circle, Corona in the Riverside County section of Southern California. The Property is located near the 91 Freeway and the Maple Street exit. There is easy access to the freeway and surrounding areas. The Property is in the middle of an industrial and warehouse/development area. There is a mixture of light industrial manufacturing, office, industrial, and research/development space in the immediate area.

The Property is located on a lot size of 77,101 square feet. The Property is a two-story warehouse/industrial building containing approximately 37,330 square feet. The construction involves concrete footings, foundation and slab, with a flat tar/gravel roof. Parking is adequate and within applicable building codes, with some parking available in the Building's basement. The Building is eight years old.

Total consideration paid by the Company for the Corona Property was $1,896,949. This cost includes the $1,800,000 sales price payable to the Seller, approximately $20,000 in legal, appraisal, and closing costs, and an $94,000 acquisition fee paid to the Advisor. In addition, $92,000 was received from the Seller in the transfer of prepaid rents. The purchase price was determined through an arms-length negotiation with the Seller. The Property was acquired from an unrelated third party, American Circle Limited, A California Limited Partnership (the "Seller"). On May 8, 1998, the Company financed the property with a mortgage debt, secured by the building, for $1,000,000. The loan is due July of 2011 and calls for monthly payments of $7,309. The current interest rate is 7.375%, which is adjustable, on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the adjustment date, plus 195 basis points.

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

The sole tenant of the Property is American National Manufacturing, Inc, (the "Tenant"). The tenant entered into a triple net lease on June 1, 1997. The tenant manufactures foundations and convertible beds, and contract manufacturing of beds of all types. This triple net lease requires average monthly payments of $16,622 and expires May 31, 2002, with a five year option to renew.

LAUFEN TILE DISTRIBUTION CENTER

On January 15, 1998, the Company acquired the Laufen Property. The Laufen Property is located at 9970 and 9980 Horn Road, Sacramento in the Rancho Cordova section of Sacramento, which is located in Northern California. The Property is located near the U.S. 50 (El Dorado) and Interstate 80 Freeways. There is easy access to freeways and surrounding areas. The Property is located in an industrial area which has recently been under strong demand by local businesses.

The property is located on a lot size of 151,153 square feet, which consists of two adjacent parcels. The Property contains two separate, one-story 24,000 square foot buildings, with a total of 48,000 square feet.

The construction involves concrete footings, foundation and slab, with a flat tar/gravel roof. There are 38 parking spaces on the site. The Buildings were originally constructed in 1976.

Total consideration paid by the Company for the Laufen Property was $2,141,200. This cost includes the $2,020,000 sales price paid to the Seller, approximately $20,000 in legal, appraisal, and closing costs, and approximately $108,000 in acquisition fees paid to the Advisor. The Property was acquired from an unrelated third party, the Huarte Family Trust (the "Seller"). The purchase price was determined through an arms-length negotiation with the Seller. On May 8, 1998 the Company financed the property with a mortgage debt, secured by the building, for $1,000,000. The loan is due June of 2011 and calls for monthly payments of $7,309. The current interest rate is 7.375%, which is adjustable, on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the adjustment date, plus 195 basis points.

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

The sole tenant of the property is Laufen International, Inc. The Company is a floor tile manufacturer with North American headquarters located in Tulsa, Oklahoma. Laufen is owned by a parent company located in Germany. Laufen has been occupying the property since 1987.

The lease is a triple-net lease requiring average monthly payments of $19,718 expiring July 31, 2003, with the tenant responsible for reimbursing the Company for 91.67% of the property taxes, insurance and common area costs that are incurred in connection with the Property.

DAEDO AMERICA CORPORATION PROPERTY

On April 19, 1998, the Company purchased a light industrial facility located in Chino, California.

Constructed in 1989, the building has two stories, has a total rental area of 38,554 square feet and is situated on 82,764 square feet of land. The building (located at 3625 Placentia Court in Chino, California) is in a area with strong tenant demand for existing industrial and warehouse space, as well as being in close proximity to major transportation routes. Chino is located in southern California.

The property was acquired for $1,859,338 in cash. This cost includes $1,850,000 in sales price paid to the Seller and approximately $5,500 in legal and appraisal fees. The purchase price was determined through an arms-length negotiation with the Seller. On September 2, 1998, the Company financed the property with a mortgage debt, secured by the building, for $925,000. The loan is due October 2010, with monthly payments of $6,836. Current interest rate is 7.5%, which is adjustable, on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the adjustment date, plus 200 basis points.

The computation of depreciation for the property is based on the cost of the property, including acquisition expenses. The allocation of the cost of the property to various asset categories is estimated, based on allocations in the appraisal report. The property is managed be West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Company. WCRM charges the Company 3% of the gross rental revenue collected as a management fee, as allowed by the property management agreement. According to property management, the property is adequately insured.

The building is 100% occupied by the Daedo America Corporation, through April 4, 2003, on a triple net lease. The tenant's lease calls for average monthly rental payments of $15,366 expiring on April 8, 2003. All property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

VACAVILLE PROPERTY

On May 20, 1998 the Company acquired a two tenant, light industrial building at 4941 Allison Parkway in Vacaville, California ("Vacaville Property"). The building was built in 1996 and has a two rentable suites, one consisting of 53,850 square feet and the other of 12,150 square feet. The entire building is situated on approximately 71,600 square feet of land. The property is located in the Golden Hills Commerce Park, an industrial park, which consist of 100 acres of industrial/warehouse facilities. The park is situated in a growing area of Vacaville, which caters to high technolgy, office and R&D users. Vacaville is located in the northern portion of Solono County, which is northeast of San Francisco.

The property was acquired for $2,737,500 in cash. This cost includes $2,725,000 paid to the Seller and $8,000 in legal fees. The purchase price was determined through an arms-length negotiation with the Seller. On September 2, 1998 the Company financed the property with a mortgage debt, secured by the building, for $1,400,000. The loan is due in October of 2010, with monthly payments of $10,346. The current interest rate is 7.5%, which is adjustable, on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the adjustment date, plus 200 basis points.

The computation of depreciation for the property is based on the cost of the property, including acquisition expenses. The allocation of the cost of the property to various asset categories is estimated, based on allocations in the appraisal report. The property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Company. WCRM charges the Company 3% of the gross rental revenue collected as a management fee, as allowed by the property management agreement. According to property management, the property is adequately insured.

The larger of the two suites is occupied by Mindscape, Inc., which has been the only tenant of the suite. The lease term began in August of 1996 and expires in September 2006. The lease requires for monthly rental payments of $19,321 for the first three years, $21,253 for the 4th through 6th year, $23,378 for the 7th through 9th year and $25,716 for the final year. All real property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

The smaller suite is occupied by Nor-Cal Beverage Company, Inc., which has been the only tenant of the suite. The lease term began in October of 1996 and extends through December of 1999. The lease calls for monthly rental payments of $4,617. All real property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

CERRITOS PROPERTY

On December 23, 1998 the Company acquired a light industrial property at 17719 Valley View Avenue in Cerritos, California.

The building was built in 1980 and has 47,656 square feet of rental area. Situated on 100,619 square feet of land, the property is within close proximity to major transportation routes, as well as being in an area with stability and growth of current rental rates. Cerritos is centrally located in Southern California and currently is growing from a strong demand for research and development buildings in the area.

The property was acquired for $2,314,569 in cash. This cost includes $2,300,000 paid to the Seller and $8,800 in legal and appraisal fees. The purchase price was determined through an arms-length negotiation with the Seller. Subsequent to year end the property was financed with a first deed of trust secured by the property for $1,250,000. The current interest rate is 7.50% per annum, which is adjustable, on the fourth and eight anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the anniversary date, plus 275 points. The loan is due March 2011, with $9,238 monthly payments of principal and interest.

The computation of depreciation for the property is based on the cost of the property, including acquisition expenses. The allocation of the cost of the property to various asset categories is estimated, based on allocations in the appraisal report. The property is managed be West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Company. WCRM charges the Company 3% of the gross rental revenue collected as a management fee, as allowed by the property management agreement. According to property management, the property is adequately insured.

The property is currently 100% occupied by California Aquatium Supply Corporation, which has occupied the building since May of 1991. The lease expires on June of 2001, and calls for monthly payments of $17,084. All real property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

ONTARIO PROPERTY

On January 12, 1999 the Company acquired a light industrial facility at 12160 South Dupont Avenue in Ontario, California ("Ontario Property").

The building was built in 1997, is two stories and has 40,000 square feet of rentable area. Situated on 4.63 acres of land, the property is located in a developing industrial area of the San Bernardino area. Attractions include, close proximaty to major transportation routes, declining vacancy rate and a strengthening economy in the area.

The property was acquired for $4,614,964 in cash. This cost includes $4,600,000 paid to the Seller and $10,900 in legal and appraisal fees. The purchase price was determined through an arms-length negotiation with the Seller. Subsequent to the acquisition, the company financed the property with a mortgage debt, secured by the building for $3,000,000. The loan is due in March of 2004 and calls for monthly payments of $22,390. The initial interest rate on the loan is fixed at 7.5% per annum.

The computation of depreciation for the property is based on the cost of the property, including acquisition expenses. The allocation of the cost of the property to various asset categories is estimated, based on allocations in the appraisal report. The property is managed be West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Company. WCRM charges the Company 3% of the gross rental revenue collected as a management fee, as allowed by the property management agreement. According to property management, the property is adequately insured.

The property is currently 100% occupied by Comcast Holdings, Inc. and Comcast Cablevision of Inland Valley, Inc., which has been the only tenant of the building. The lease term commenced August 15, 1998 and expires in August 2013. The lease requires monthly payments of $22,244 in base rent and $10,547 in tenant improvements (West Coast Realty "Lessor" paid $1,040,000 in tenant improvements which is amortized over 15 years, in equal monthly payments, at 9% per annum) for a total monthly rent of $32,791. All real property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

SUMMARY

Tenants representing 10% or more of the Company's total rental revenue are as follows:

        Safeguard accounted for 20% of the total rental revenue of the Company. Tycom accounted for 16% of the total rental revenue of the Company. Riverside Marketplace Theaters accounted for 16% of the total rental revenue of the Company. CMS Welding & Machinery (Fremont property) accounted for 15% of the total rental revenue of the Company.

The acquisition costs and dates of acquisition were as follows:

                                                           ACQUISITION
                                                             COST AND         ACQUISITION
DESCRIPTION                                                IMPROVEMENTS           DATE
-----------------------------------------------------------------------------------------
Blockbuster Video Building                                 $ 1,676,210         02/26/91
Fresno Village Shopping Center                               1,414,893         05/14/93
OPTO-22 Building                                             2,628,985         09/15/93
Riverside Marketplace Theaters                               3,655,500         11/29/94
Safeguard Building                                           4,862,094         05/22/95
Technology Drive                                             3,747,610         10/31/95
Java City Properties                                         1,828,500         08/02/96
Tycom                                                        4,907,440         01/17/97
Roseville Property                                           1,976,484         10/31/97
Corona Property                                              1,904,452         12/31/97
Laufen Tile Property                                         2,141,200         01/15/98
Chino Property                                               1,859,338         04/19/98
Vacaville Property                                           2,735,308         05/20/98
Cerritos Property                                            2,314,569         12/23/98
                                                           -----------

Subtotal                                                    37,652,583
Subsequent to year end (12/31/98)
Ontario Property                                             4,614,964         01/12/99
                                                           -----------

Total acquisition cost and improvements                    $42,267,547
                                                           ===========

All properties were 100% occupied by their respective tenants (or in the case of Technology Drive, tenant and sub-tenant).

ITEM 3.    LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit entitled JOHN LONBERG; RUTHEE GOLDKORN
V. SANBORN THEATERS, INC.; SALTS, TROUTMAN AND KANESHIRO, INC.; WEST COAST REALTY INVESTORS, INC., in the U.S. District Court for the Central District of California. (Case #CV-97-6598AHM(JGx)

The Company was added as a defendant in the plaintiff's First Amended Complaint filed May 7, 1998, apparently due to the Company's status as landlord for a movie theater known as the Riverside Market Place Cinema.

The plaintiffs alleged violations of the federal Americans with Disabilities Act and the California Unruh Civil Rights Act with respect to their movie-going experiences, including inadequate physical accommodations for wheelchair-bound guests and insensitive theater personnel. Sanborn is the tenant and theater operator. Troutman is the architect who designed the theater and its interiors.

The plaintiffs seek actual damages of $1,000 for each violation of law; three times actual damages; and attorneys fees, expenses and costs. The plaintiffs also seek mandatory injunctive relief requiring the defendants to make the theater accessible to and useable by disabled individuals.

The plaintiffs have agreed to dismiss their claims under the Unruh Civil Rights Act.

The U.S. Department of Justice, Civil Rights Division ("DOJ") filed a Motion to Intervene in the case on March 1, 1999. DOJ has sued Sanborn Theaters only and preliminary discussions have been held between the DOJ and Sanborn. Sanborn intends to vigorously defend against the DOJ.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The Company has completed four offerings of shares. The first offering of 1,500,000 shares commenced on April 20, 1990 and was completed on November 18, 1991 with 268,791 shares sold for $2,672,586 in gross proceeds. The second offering of 2,000,000 shares commenced on May 14, 1992 and was completed on May 14, 1994 with 368,524 shares sold for $3,681,147 in gross proceeds. The third offering of 2,000,000 shares commenced on June 3, 1994 and was completed in May 1996 with 813,841 shares sold for $8,132,169 in gross proceeds. The fourth offering of 1,500,000 shares commenced in May 1996, was completed April 1998 with 1,504,544 shares sold for $15,013,960 in gross proceeds.

At December 31, 1998, there were 2,932,762 shares of Common Stock outstanding and 1,270 stockholders of record. There is no present trading market for the shares and none is expected to develop.

The Company had established a dividend reinvestment plan (the "Plan") for its Shareholders. Shares acquired under the Plan during the offering were purchased at the $10.00 offering price. After the completion of the offering period, the Plan will acquire existing shares through the Crossing Agency at a maximum price of $10.00 per share, if a sufficient number of shares are available at such price. The Dividend Reinvestment Plan was terminated in April 1998.

Dividends totaling $1,772,037, $1,488,950 and $1,128,597 in 1998, 1997 and 1996
were declared for Shareholders of record, who owned shares on the first day of each month, and paid in the quarter following the record date. The 1998, 1997 and 1996 dividend distributions are summarized below:

Dividends declared during 1998 were as follows:

                                    OUTSTANDING            AMOUNT              TOTAL
RECORD DATE                            SHARES             PER SHARE          DIVIDEND
--------------------------------------------------------------------------------------
January 1, 1998                      2,149,404            $ .0666           $  143,150
February 1, 1998                     2,345,825              .0666              156,232
March 1, 1998                        2,345,825              .0666              156,232
April 1, 1998                        2,345,825              .0558              130,898
May 1, 1998                          2,590,131              .0558              144,529
June 1, 1998                         2,888,319              .0558              161,168
September 30, 1998                   2,932,762              .1500              439,914
December 15, 1998                    2,932,762              .1500              439,914
                                                                            ----------

Total                                                                       $1,772,037
                                                                            ==========

Dividends declared during 1997 were as follows:

                                         OUTSTANDING                  AMOUNT               TOTAL
RECORD DATE                                SHARES                   PER SHARE             DIVIDEND
--------------------------------------------------------------------------------------------------
January 1, 1997                           1,550,607                  $0.0666            $  103,270
February 1, 1997                          1,671,442                   0.0666               111,318
March 1, 1997                             1,671,442                   0.0666               111,318
April 1, 1997                             1,810,916                   0.0666               120,606
May 1, 1997                               1,815,579                   0.0666               120,918
June 1, 1997                              1,815,579                   0.0666               120,918
July 1, 1997                              1,815,579                   0.0666               120,918
August 1, 1997                            1,974,143                   0.0666               131,478
September 1, 1997                         1,968,143                   0.0666               131,078
October 1, 1997                           1,968,143                   0.0666               131,078
November 1, 1997                          2,147,524                   0.0666               143,025
December 1, 1997                          2,147,524                   0.0666               143,025
                                                                                        ----------

Total                                                                                   $1,488,950
                                                                                        ==========

Dividends declared during 1996 were as follows:

                                         OUTSTANDING                  AMOUNT              TOTAL
RECORD DATE                                 SHARES                   PER SHARE           DIVIDEND
--------------------------------------------------------------------------------------------------
January 1, 1996                           1,325,404                  $0.0600            $   79,524
February 1, 1996                          1,371,794                   0.0600                82,308
March 1, 1996                             1,401,664                   0.0600                84,100
April 1, 1996                             1,413,736                   0.0666                94,155
May 1, 1996                               1,445,236                   0.0666                96,253
June 1, 1996                              1,448,836                   0.0666                96,492
July 1, 1996                              1,448,836                   0.0666                96,492
August 1, 1996                            1,448,836                   0.0666                96,492
September 1, 1996                         1,498,246                   0.0666                99,784
October 1, 1996                           1,498,246                   0.0666                99,784
November 1, 1996                          1,500,651                   0.0666                99,943
December 1, 1996                          1,550,607                   0.0666               103,270
                                                                                        ----------

Total                                                                                   $1,128,597
                                                                                        ==========

Dividends are based on income from operations before depreciation and amortization, with appropriate allowances made for repayment of note principal. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare quarterly dividends subject to the maintenance of reasonable reserves.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the financial statements and related notes and ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS appearing elsewhere in this report.

                                                     1998             1997             1996             1995             1994
--------------------------------------------------------------------------------------------------------------------------------
Operations for the years ended December 31:
   Revenues                                      $ 3,803,884      $ 3,217,492      $ 2,474,627      $ 1,813,126      $   903,167
   Net income                                        763,608          978,978          705,636          649,605          247,068
   Net income per share*                                 .29              .53              .49              .58              .35
   Dividends per share*                                  .67             .799             .779              .72              .74

Financial position at December 31,
   Total assets                                  $41,255,672      $29,839,091      $23,571,838      $21,392,898      $13,228,888
   Long-term debt                                 16,686,668       11,194,832       10,078,793        9,539,180        5,161,355
   Stockholders' equity                           24,034,280       17,852,963       12,904,891       11,234,837        7,756,140

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

RESULTS OF OPERATIONS - 1998 VS. 1997

Operations for the year ended December 31, 1998 represented a full year of rental operations for all properties except the Sacramento property which was acquired on January 15, 1998, the Chino Property which was acquired on April 9, 1998, the Vacaville property which was acquired May 20,1998, and the Cerritos property which was acquired on December 23, 1998. The Ontario property was acquired in January 1999 and accordingly is excluded form the 1998 results of operations.

The net income for the year ended December 31, 1998, $763,608 was lower than the year ended December 31, 1997, $978,978.

Rental revenue increased $754,718 (27%) due to a full eleven months ownership of the Sacramento property, eight and seven months ownership of the Chino and Vacaville property, respectively as compared to no ownership of these properties during the year ended December 31, 1997. Interest income increased $93,842 (71%) due to higher cash balances maintained in money market accounts during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Operating expenses increased $53,770 (14%) primarily due to increase in property management fees, property taxes, and property insurance expenses due to the ownership of additional properties. Interest expense increased $73,727 (7%) due to the additional debt incurred in connection with property acquisitions and refinancing activities. Despite the amount of debt financing, the Company remains below the 50% debt maximum allowed by the Company's by-laws (debt was 44% of property cost (as defined in the by-laws) as December 31, 1998). General and administrative costs increased $491,125 (106%) due to acquisition and refinancing for $444,000 expended in connection with property acquisitions. General and administrative costs as a percentage of revenue increased from 10.7% in 1997 to 23% in 1998. Much of this increase is due to $444,000 of acquisition and refinancing fees expensed in connection with the property acquisitions. Depreciation and amortization expense increased $183,140 (39%) as the result of the ownership of additional properties during 1998 as compared to 1997.

The weighted average number of shares outstanding during 1998 was 2,640,041 versus 1,839,018 in 1997. The net income per share decreased from $.53 in 1997 to $.29 in 1998.

During the year ended December 31, 1998, the Company declared dividends totaling $1,772,037 compared to dividends of $1,488,950 declared for the year ended December 31, 1997. Cash basis net income for the year ended December 31, 1998 was $1,421,616. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this year were greater ($350,421) than cash basis net income. In contrast, distributions in 1997 were greater ($35,104) than cash basis net income. The Company continues to qualify as a REIT.

RESULTS OF OPERATIONS - 1997 VS. 1996

Operations for the year ended December 31, 1997 represented a full year of rental operations for all properties expect Tycom Property which was owned for eleven months, the Roseville Property which was owned for one month and the Corona Property which was purchased on December 31, 1997. Certain properties were acquired subsequent to December 31, 1997.

The net income for the year ended December 31, 1997, $978,978 was higher than the year ended December 31, 1996, $705,636 due to the raising of additional funds and investment of such funds in additional income producing properties. The Company did not have any adverse events that significantly impacted net income during the year ended December 31, 1997, except the OPTO-22 property which has been unleased since October 15, 1997. The Company is attempting to locate a tenant to enter into a long-term lease for the property. All tenants were current on their lease obligations.

Rental revenue increased $484,868 (21%) due to a full year's ownership of the Java City property, eleven months ownership of the Tycom property and one month ownership of the Roseville property during 1997 less two month's fewer ownership of the Brea property, as compared to a five month ownership for the Java City Property and no ownership for both the Tycom and Roseville properties in 1996. Interest income increased $35,829 (37%) due to higher cash balances maintained during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

On October 31, 1997, the Company ("Seller") sold the North Palm Street Property to an unrelated buyer. The total sales price was $2,515,860 in cash. The Seller paid the existing first deed of trust, which as of October 31, 1997 totaled $971,305. The Company recognized a $262,168 gain on the sale of the North Palm Street property in Brea, California.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

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

During the year ended December 31, 1997, the Company declared dividends totaling $1,488,950, compared to dividends of $1,128,597 declared for the year ended December 31, 1996. Cash basis net income for the year ended December 31, 1997 was $1,453,846. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this year were greater ($35,104) than cash basis net income. In contrast, distributions in 1996 were greater ($62,060) than cash basis net income.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1998, the Company declared dividends totaling $1,772,037. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

During the year ended December 31, 1998, the Company raised an additional $6,920,212 in net proceeds as the result of the sale of shares from its fourth public offering. In 1997, the Company raised $5,331,605 in net proceeds as the result of the sale of shares from its fourth offering. The Company used the net proceeds from these offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

The first factor refers to the risk of the Company's investments. At December 31, 1998, the Company's excess funds were invested in a short-term money market fund. The Company acquires rental property either entirely for cash or with moderate financing. During the year ended December 31, 1998, notes payable pertaining to property acquisitions by the Company increased by $5,775,000, while cash used in principal repayments of notes totaled $283,164. Although the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2003 through 2011. The Company is aware that the balloon payments must be avoided through refinancing of the loans or the sale of the property(ies) in order to protect the interests of the Company's shareholders. (Please refer to "Properties" information in Item 2 for more detail as to leverage). Furthermore, most of the properties' tenants are nationally known retailers or well-established businesses under long-term leases.

The second factor refers to the condition of the Company's properties. The Company's properties are in good condition without significant deferred maintenance obligations and are leased under "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

The third factor refers to operating cycle. The Company was liquid at year-end since the Company is still in the "operating" stage. Virtually all funds raised were invested in a short-term money market fund. At year-end, the Company has allocated approximately $450,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $150,000 of cash to be paid for current mortgage and accounts payable commitments, $290,000 in tenant security deposits and prepaid rents, and the balance-approximately $3,700,000-expected to be invested in future property acquisitions. The Company's operations generated $1,421,616 in net operating cash flow in 1998 (net income plus depreciation and amortization expense). Thus, the Company is generating significant amounts of cash flow and could withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

On January 12, 1999, the Company acquired an industrial building located in Ontario, California for $4,614,964 in cash. The acquisition was accomplished with the use of the proceeds from the Company's fourth public offering. On March 4, 1999, the Company refinanced this property for $3,000,000 at an interest rate of 7.5%.

CASH FLOWS 1998 VS. 1997

Cash resources increased $2,494,730 during 1998 compared to the $82,663 increase in 1997. Cash provided by operating activities increased by $919,623 with the largest contributor being $1,421,616 in cash basis income. In contrast, 1997 saw $1,706,404 in cash being provided by operating activities due primarily to $1,453,846 in cash basis income. Cash used in investing activities for 1998 totaled $9,186,901 for the acquisition of four additional properties located in Sacramento (Laufen Tile International), Corona, Vacaville, and Cerritos. In contrast, during 1997 the use of cash for investing activities was $6,405,754 due to $8,780,874 used to the purchase the Tycom, Roseville and Corona properties, offset by $2,375,120 from the sale of the Brea property. During 1998, $10,762,008 was provided by financing activities. The result of $6,920,212 in net proceeds from the sale of additional shares in the Company, and $5,775,000 in financing obtained in connection with the acquisition of additional properties. These cash resources were offset by dividends declared and paid of $1,772,037 and payments on notes payable of $283,164. In contrast, 1997's cash provided by financing activities was $4,782,373 due to the sale of additional shares in the Company and $2,312,500 increase in notes payable in connection with the purchase of the Tycom property.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CASH FLOWS 1997 VS. 1996

Cash resources increased $82,663 during 1997 compared to the $567,172 increase in 1996. Cash provided by operating activities increased by $1,706,044 with the largest contributor being $1,453,846 in cash basis income. In contrast, 1996 saw $819,783 in cash being provided by operating activities due primarily to $1,066,537 in cash basis income. Cash used in investing activities for 1997 totaled $6,405,754 due to $8,780,874 used to the purchase the Tycom, Roseville and Corona properties, offset by $2,375,120 due to the sale of the Brea property. In contrast, during 1996 the sole use of cash for investing activities was $1,828,500 expended for the purchase of the Java City property. During 1997, $4,782,373 was provided by financing activities. This increase was the result of $5,331,605 in net proceeds from the sale of additional shares in the Company and $2,312,500 increase in notes payable in connection with the purchase of the Tycom property. These cash resources were offset by dividends declared and paid of $1,791,710 and payments on notes payable of $1,196,461. This continues the Company's trend of paying virtually all the cash basis income out to investors in the form of quarterly dividends. In contrast, 1996's cash provided by financing activities was $1,575,889 due to $2,048,954 in net proceeds from the sale of additional shares, and a $755,000 gross increase in notes payable, offset by dividends paid and declared of $1,052,925 and payments on notes payable of $215,387.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption to have any effect on its financial position, results of operations and cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                                        PAGE
Report of Independent Certified Public Accountants .......................................................................23

Balance Sheets - December 31, 1998 and 1997 ..............................................................................24

           Statements of Income for the years ended
                     December 31, 1998, 1997 and 1996 ....................................................................25

           Statements of Stockholders' Equity for the years ended
                     December 31, 1998, 1997 and 1996.....................................................................26

           Statements of Cash Flows for the years ended
                     December 31, 1998, 1997 and 1996 ....................................................................27

           Summary of Accounting Policies .............................................................................28-29

           Notes to Financial Statements ..............................................................................30-38

           Financial Statement Schedules
                     Schedule III - Real Estate and Accumulated Depreciation ..........................................44-46

                     Schedule IV - Mortgage Loans and Real Estate......................................................47-49

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


West Coast Realty Investors, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of West Coast Realty Investors, Inc., as of December 31, 1998 and 1997 and the related statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1998. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Realty Investors, Inc., at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                              BDO SEIDMAN, LLP

Los Angeles, California
March 22, 1999

                        WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS


December 31,                                                                 1998                 1997
----------------------------------------------------------------------------------------------------------

ASSETS

Rental real estate, less accumulated depreciation (Notes 1, 2,           $ 35,870,984         $ 27,322,612
   5, and 11)
Cash and cash equivalents                                                   4,594,587            2,099,857
Deferred rent                                                                 426,878              288,411
Loan origination fees, net of accumulated amortization of $71,084 and $51,603
                                                                              217,316               89,260
Other assets                                                                  145,907               38,951
----------------------------------------------------------------------------------------------------------
Total assets                                                             $ 41,255,672         $ 29,839,091
==========================================================================================================

LIABILITIES AND PARTNERS' EQUITY

 LIABILITIES
   Accounts payable                                                      $     34,542         $    130,076
   Due to related party (Note 4g)                                              56,349              187,267
   Security deposits and prepaid rent                                         324,041              366,921
   Other liabilities                                                          119,792              107,032
   Notes payable (Notes 5 and 11)                                          16,686,668           11,194,832
----------------------------------------------------------------------------------------------------------
Total liabilities                                                          17,221,392           11,986,128
----------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY
   Common stock $.01 par value; 5,000,000 shares authorized;
     2,932,762 and 2,163,561 shares issued and outstanding                     29,328               21,635
   Additional paid-in capital                                              26,495,731           19,313,678
   Dividends in excess of retained earnings (Note 7)                       (2,490,779)          (1,482,350)
----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 24,034,280           17,852,963
----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                               $ 41,255,672         $ 29,839,091
==========================================================================================================


     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                              STATEMENTS OF INCOME


Years ended December 31,                   1998              1997              1996
--------------------------------------------------------------------------------------
REVENUES
   Rental (Notes 1 and 2)               $3,577,116        $2,822,398        $2,337,530
   Gain on sale of property                   --             262,168              --
   Interest                                226,768           132,926            97,097
--------------------------------------------------------------------------------------

                                         3,803,884         3,217,492         2,474,627
--------------------------------------------------------------------------------------

COST AND EXPENSES
   Interest expense (Note 9)             1,122,501         1,048,774           880,978
   General and administrative (Note 4)     827,679           336,554           224,254
   Depreciation and amortization           658,008           474,868           360,901
   Operating (Note 4)                      432,088           378,318           302,858
--------------------------------------------------------------------------------------

                                         3,040,276         2,238,514         1,768,991
--------------------------------------------------------------------------------------

NET INCOME                              $  763,608        $  978,978        $  705,636
======================================================================================

NET INCOME PER SHARE (Note 7)           $      .29        $      .53        $      .49
======================================================================================


     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                                   Dividends
                                                           Common Stock           Additional      in Excess of
                                                     -----------------------        Paid-In         Retained
                                                       Shares        Amount         Capital         Earnings          Total
------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1996                             1,322,404     $  13,224     $ 11,771,030     $  (549,417)    $ 11,234,837

   Issuance of stock for cash, net of costs and
      sales commissions of $246,599                    228,203         2,282        2,046,672            --          2,048,954
   Net income for the year                                --            --               --           705,636          705,636
   Equity contribution by Affiliates through
      expense reimbursements (Note 4(f))                  --            --             44,061            --             44,061
   Dividends declared ($.779 per share) (Note 7)          --            --               --        (1,128,597)      (1,128,597)
------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                           1,550,607        15,506       13,861,763        (972,378)      12,904,891

   Issuance of stock for cash, net of costs and
      sales commissions of $691,928                    612,954         6,129        5,325,476            --          5,331,605
   Net income for the year                                --            --               --           978,978          978,978
   Equity contribution by Affiliates through
      expense reimbursements (Note 4(f))                  --            --            126,439            --            126,439
   Dividends declared ($.779 per share) (Note 7)          --            --               --        (1,488,950)      (1,488,950)
------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                           2,163,561        21,635       19,313,678      (1,482,350)      17,852,963

   Issuance of stock for cash, net of costs and
      sales commissions of $683,323                    784,879         7,850        6,912,362            --          6,920,212
   Treasury stock                                      (15,678)         (157)            --              --               (157)
   Net income for the year                                --            --               --           763,608          763,608
   Equity contribution by Affiliates through
      expense reimbursements (Note 4(f))                  --            --            269,691            --            269,691
   Dividends declared ($.667 per share) (Note 7)          --            --               --        (1,772,037)      (1,772,037)
------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                           2,932,762     $  29,328     $ 26,495,731     $(2,490,779)    $ 24,034,280
==============================================================================================================================


     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,                                                           1998            1997            1996
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $    763,608     $   978,978     $   705,636
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense                                                          638,529         474,868         360,901
      Interest expense due to amortization of loan origination fees                  19,479           2,007          21,161
      Gain on sale of property                                                         --          (262,168)           --
      Increase (decrease) from changes in operating assets and liabilities:
        Accounts receivable                                                        (138,467)        (40,463)       (115,800)
        Other assets                                                               (106,956)         46,920         (45,277)
        Accounts payable                                                            (95,534)        116,154         (11,497)
        Due to related party                                                       (130,919)        140,982        (121,029)
        Security deposits and prepaid rent                                          (42,880)        242,187          15,666
        Other liabilities                                                            12,763           6,579          10,022
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                           919,623       1,706,044         819,783
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of rental real estate                                               (9,186,901)     (8,780,874)     (1,828,500)
   Proceeds from sale of rental real estate                                            --         2,375,120            --
---------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (9,186,901)     (6,405,754)     (1,828,500)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net                                    6,920,212       5,331,605       2,048,954
   Repurchase of treasury stock                                                        (157)           --              --
   Equity contribution by Affiliates through expense reimbursements                 269,691         126,439          44,061
   Dividends                                                                     (1,772,037)     (1,791,710)     (1,052,925)
   Proceeds from notes payable                                                    5,775,000       2,312,500         755,000
   Payments on notes payable                                                       (283,164)     (1,196,461)       (215,387)
   Increase in loan origination fees                                               (147,537)           --            (3,814)
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                        10,762,008       4,782,373       1,575,889
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,494,730          82,663         567,172

CASH AND CASH EQUIVALENTS, beginning of year                                      2,099,857       2,017,194       1,450,022
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                         $  4,594,587     $ 2,099,857     $ 2,017,194
===========================================================================================================================


     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES


BUSINESS

West Coast Realty Investors, Inc. (the "Company"), is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Service Code. The Company has complied with all requirements imposed on REIT's for the 1998, 1997 and 1996 tax years; however qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail or commercial properties located primarily in California and the west coast of the United States. The Company intends to acquire property for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually and intends to own and operate such properties for investment over an anticipated holding period of five to ten years.

RENTAL REAL ESTATE AND DEPRECIATION

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

ACQUISITION COSTS

The Company began expensing internal acquisition costs in accordance with Emerging Issues Task Force 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which was issued in March 1998. Acquisition costs are paid to an affiliate, West Coast Realty Advisors, "WCRA" who incurs such internal acquisition costs. Prior to this, the Company capitalized internal acquisition costs and included it as part of the cost of the property.

LOAN ORIGINATION FEES

Loan origination fees are capitalized and amortized over the life of the loan.

CASH AND CASH EQUIVALENTS

The Company considers cash in the bank, liquid money market funds, and all highly liquid certificates of deposit, with original maturities of three months of less, to be cash and cash equivalents.

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

NET INCOME PER SHARE

Net income per share is calculated by dividing the net income by the weighted average number of shares outstanding for the period.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption to have any effect on its financial position, results of operations and cash flows.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1--RENTAL PROPERTIES

The Company owns the following income-producing properties:

                                                                                            Original
                                                                                          Acquisition
Location (Property Name)                                      Date Purchased                  Cost
-----------------------------------------------------------------------------------------------------
Huntington Beach, California (Blockbuster)                    February 26, 1991            $1,676,210
Fresno, California                                            May 14, 1993                  1,414,893
Huntington Beach, California (OPTO-22)                        September 15, 1993            2,628,985
Riverside, California                                         November 29, 1994             3,655,500
Tustin, California (Safeguard)                                May 22, 1995                  4,862,094
Fremont, California (Technology Drive)                        October 31, 1995              3,747,610
Sacramento, California (Java City)                            August 2, 1996                1,828,500
Irvine, California (Tycom)                                    January 17, 1997              4,907,440
Roseville, California (Applebee's)                            October 31, 1997              1,976,484
Corona, California                                            December 31, 1997             1,904,452
Sacramento, California (Horn Road)                            January 15, 1998              2,141,200
Chino, California                                             April 19, 1998                1,859,338
Vacaville, California                                         May 20, 1998                  2,735,308
Cerritos, California                                          December 23, 1998             2,314,569


The major categories of property are:

December 31,                            1998               1997
-------------------------------------------------------------------
Land                                 $12,576,130        $ 9,449,150
Buildings and improvements            25,076,453         19,016,532
-------------------------------------------------------------------

                                      37,652,583         28,465,682
Less accumulated depreciation          1,781,599          1,143,070
-------------------------------------------------------------------

Net rental properties                $35,870,984        $27,322,612
===================================================================

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1--RENTAL PROPERTIES (CONTINUED)

On October 31, 1997, the Company ("Seller") sold the North Palm Street Property to an unrelated buyer. The total sales price was $2,515,860. The Seller paid the existing first deed of trust, which as of October 31, 1997 totaled $971,305. The Company recognized a $262,168 gain on the sale of the North Palm Street property in Brea, California.

A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

        Three tenants accounted for 18%, 14% and 12%, respectively, in 1998; Four tenants accounted for 20%, 16%, 16% and 15%, respectively, in 1997;
        Five tenants accounted for 23%, 19%, 18% , 12% and 10%, respectively, in 1996.

NOTE 2--UNAUDITED PROFORMA INFORMATION

The following unaudited pro forma information is presented to illustrate the effect of the four properties acquired in during 1998 and 1997, as discussed above, and the property acquired in 1999, as discussed in Note 10, as if the acquisitions occurred on January 1st of each year presented.


Pro formas for the years ended
December 31,                                        1998              1997
------------------------------------------------------------------------------
Revenues:
   Rental income                                  $4,323,855        $4,089,982
   Gain on sale of property                             --             262,168
------------------------------------------------------------------------------

                                                   4,323,855         4,352,150
------------------------------------------------------------------------------
Costs and expenses:
   Operating                                       1,183,728         1,140,857
   Interest                                        1,263,334         1,296,899
   Depreciation and amortization                     778,714           543,030
------------------------------------------------------------------------------

                                                   3,225,776         2,980,786
------------------------------------------------------------------------------

Net income                                         1,098,079        $1,371,364
==============================================================================

Net income per share                              $      .37        $      .48
==============================================================================

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3--FUTURE MINIMUM RENTAL INCOME

As of December 31, 1998, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

Years ending December 31,                                       Amount
------------------------------------------------------------------------
         1999                                                $ 4,331,729
         2000                                                  4,359,497
         2001                                                  4,080,478
         2002                                                  3,625,884
         2003                                                  3,007,277
         Thereafter                                           14,537,356
------------------------------------------------------------------------

         Total                                               $33,942,221
------------------------------------------------------------------------

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 4--RELATED PARTY TRANSACTIONS

Sales commissions and wholesaling fees, representing 7% of the gross proceeds from the sale of common shares, were paid to Associated Securities Corp. ("ASC"), a member of the National Association of Securities Dealers, Inc. ("NASD") and an affiliate of the Advisor.

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At December 31, 1998, the Advisor owned 22,556 shares of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

The following related party transactions are included in the Company financial statements.

        (a) In accordance with the advisory agreement, syndication fees earned by the Advisor totaled $225,176, $262,833 and $82,864 in 1998, 1997 and
        1996.

        (b) Overhead expenses reimbursed to the Advisor totaled $24,000, $24,000 and $12,000 in 1998, 1997 and 1996.

        (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $458,147 $429,095 and $163,735 for 1998, 1997 and 1996.

        (d) Fees related to the purchase, sale or refinancing of real estate totaled $639,398, $384,719 and $78,177 in 1998, 1997 and 1996 (Note 1).
        These fees are split, in accordance with the advisory agreement, between the Advisor and an affiliate.

        (e) Property management fees earned by WCRM totaled $125,563, $106,576 and $103,052 in 1998, 1997 and 1996.

           (f) Advisory fees earned by WCRA totaled $269,691, $186,439 and $74,361 in 1998, 1997 and 1996. WCRA waived collection of $269,691,
           $126,439 and $44,061 in 1998, 1997 and 1996, respectively, of these fees which are included in additional paid-in capital.

           (g) The Corporation had related party accounts payable as follows:

December 31,                                                         1998          1997
----------------------------------------------------------------------------------------
Associated Securities Corp.                                        $16,697      $  6,152
West Coast Realty Management                                        33,652        23,192
West Coast Realty Advisors                                           6,000       157,923
----------------------------------------------------------------------------------------

                                                                   $56,349      $187,267
----------------------------------------------------------------------------------------

NOTE 5--NOTES PAYABLE

Notes payable are made up of the following:

December 31,                                                                                 1998             1997
---------------------------------------------------------------------------------------------------------------------
8.25% promissory note secured by a Deed of Trust on the Fresno Property,
   monthly principal and interest payments are $5,244 due August 1, 2003                  $  603,662       $  616,219

Variable rate promissory note secured by a Deed of Trust on the OPTO-22 property, interest rate adjustments are monthly and are based on the 11th
   District cost of funds rate plus 3% (7.963% at December 31, 1998), and may never go below 6.5% or above 11.0%, monthly principal and interest payments
   are $12,794, due October 1, 2003                                                        1,668,449        1,688,870

8.25% promissory note secured by a Deed of Trust on the Blockbuster property, interest rate adjusts to the 5-year Treasury rate plus 350 basis points on
   February 1, 1999, monthly principal and interest payments are $4,934, due
   February 1, 2004                                                                          542,584          556,403

8.25% promissory note secured by a Deed of Trust on the Riverside property,
   monthly principal and interest payments are $9,988, due November 8, 2004                1,156,264        1,167,149


9.625% promissory note secured by a Deed of Trust on the Safeguard property,
   monthly principal and interest payments are $24,190, due February 1, 2005               1,973,724        2,069,004

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5--NOTES PAYABLE (CONTINUED)


December 31,                                                                                 1998             1997
---------------------------------------------------------------------------------------------------------------------
8.24% promissory note secured by a Deed of Trust on the Fremont property, interest rate equaled the 20-year Treasury rate plus 1.65% at loan closing, monthly principal and interest payments are currently $18,898, due August 1,
   2015                                                                                    2,036,273        2,090,456

10%promissory note secured by a Deed of Trust on the Java City property,
   monthly principal and interest payments are $3,413, due November 1, 2001                  321,124          329,083

8% promissory note secured by a Deed of Trust on the Java City property,
   monthly principal and interest payments are $3,126, due June 1, 2018                      367,440          375,540

Variable rate promissory note secured by a Deed of Trust on the Tycom property, interest rate margin is 1.9% over the 3 month LIBOR with right of conversion after the first year (7.65% at December 31, 1998), monthly payments of
   principal and interest are $16,693, due June 30, 2007                                   2,267,479        2,302,108

7.5% promissory note secured by a Deed of Trust on the Chino property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the
   existing rate)                                                                            922,884                -

7.5% promissory note secured by a Deed of Trust on the Vacaville property, monthly principal and interest payments are $10,346, due October 1, 2010
   (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than
   the existing rate)                                                                      1,396,798                -

7.375% promissory note secured by a Deed of Trust on the Horn Road property, monthly principal and interest payments are $7,309, due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the
   existing rate)                                                                            992,913                -

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5--NOTES PAYABLE (CONTINUED)

December 31,                                                                                    1998            1997
---------------------------------------------------------------------------------------------------------------------
8.33% promissory note secured by a Deed of Trust on the Roseville property,
   monthly principal and interest payments are $11,510 due July 1, 2008                    1,444,161                -

7.375% promissory note secured by a Deed of Trust on the Corona property, monthly principal and interest payments are $7,309 due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the
   existing rate)                                                                            992,913                -
---------------------------------------------------------------------------------------------------------------------

                                                                                         $16,686,668      $11,194,832
=====================================================================================================================

The aggregate fair value of the notes is approximately $17,367,000 calculated by discounting the expected future cash outflows on the notes to the present based on current lending rates which are the approximate industry lending rates on these type of properties and these locations.

The aggregate annual future maturities at December 31, 1998 are as follows:

Years ending December 31,                                            Amount
------------------------------------------------------------------------------
         1999                                                      $   357,041
         2000                                                          393,630
         2001                                                          435,147
         2002                                                          764,545
         2003                                                        2,526,325
         Thereafter                                                 12,209,980
------------------------------------------------------------------------------

         Total                                                     $16,686,668
-------------------------------------------------------------------------------

NOTE 6--DIVIDEND REINVESTMENT PLAN

The Company had a Dividend Reinvestment Plan (the "Plan") where cash dividends were at the election of the shareholders, used to purchase additional shares of the Company. The dividend reinvestment plan was terminated in April 1998.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7--NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared and accrued based approximately upon the previous quarter's income from operations before depreciation and amortization.

Net Income Per Share was computed using the weighted average number of outstanding shares of 2,640,041, 1,839,018 and 1,447,366 for 1998, 1997 and
1996.

Dividends declared during 1998 were as follows:


                                                  OUTSTANDING               AMOUNT                   TOTAL
RECORD DATE                                          SHARES               PER SHARE                DIVIDEND
------------------------------------------------------------------------------------------------------------
January 1, 1998                                    2,149,404               $0.0666                $  143,150
February 1, 1998                                   2,345,825                0.0666                   156,232
March 1, 1998                                      2,345,825                0.0666                   156,232
April 1, 1998                                      2,345,825                0.0558                   130,898
May 1, 1998                                        2,590,131                0.0558                   144,529
June 1, 1998                                       2,888,319                0.0558                   161,168
September 30, 1998                                 2,932,762                0.1500                   439,914
December 15, 1998                                  2,932,762                0.1500                   439,914
                                                                                                  ----------

Total                                                                                             $1,772,037
                                                                                                  ==========

Dividends declared during 1997 were as follows:

                                                  OUTSTANDING               AMOUNT                  TOTAL
RECORD DATE                                         SHARES                PER SHARE                DIVIDEND
------------------------------------------------------------------------------------------------------------
January 1, 1997                                    1,550,607               $0.0666                $  103,270
February 1, 1997                                   1,671,442                0.0666                   111,318
March 1, 1997                                      1,671,442                0.0666                   111,318
April 1, 1997                                      1,810,916                0.0666                   120,606
May 1, 1997                                        1,815,579                0.0666                   120,918
June 1, 1997                                       1,815,579                0.0666                   120,918
July 1, 1997                                       1,815,579                0.0666                   120,918
August 1, 1997                                     1,974,143                0.0666                   131,478
September 1, 1997                                  1,968,143                0.0666                   131,078
October 1, 1997                                    1,968,143                0.0666                   131,078
November 1, 1997                                   2,147,524                0.0666                   143,025
December 1, 1997                                   2,147,524                0.0666                   143,025
                                                                                                  ----------

Total                                                                                             $1,488,950
                                                                                                  ==========

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7--NET INCOME AND DIVIDENDS PER SHARE (CONTINUED)

Dividends declared during 1996 were as follows:

                                   OUTSTANDING                  AMOUNT                TOTAL
RECORD DATE                           SHARES                   PER SHARE             DIVIDEND
----------------------------------------------------------------------------------------------
January 1, 1996                     1,325,404                  $0.0600              $   79,524
February 1, 1996                    1,371,794                   0.0600                  82,308
March 1, 1996                       1,401,664                   0.0600                  84,100
April 1, 1996                       1,413,736                   0.0666                  94,155
May 1, 1996                         1,445,236                   0.0666                  96,253
June 1, 1996                        1,448,836                   0.0666                  96,492
July 1, 1996                        1,448,836                   0.0666                  96,492
August 1, 1996                      1,448,836                   0.0666                  96,492
September 1, 1996                   1,498,246                   0.0666                  99,784
October 1, 1996                     1,498,246                   0.0666                  99,784
November 1, 1996                    1,500,651                   0.0666                  99,943
December 1, 1996                    1,550,607                   0.0666                 103,270
                                                                                    ----------

Total                                                                               $1,128,597
                                                                                    ==========

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

December 31,                                                                      1998          1997        1996
-----------------------------------------------------------------------------------------------------------------
Taxable ordinary income                                                         $ 0.289       $ 0.385     $ 0.487
Nontaxable return of capital                                                      0.382         0.414       0.292
-----------------------------------------------------------------------------------------------------------------

                                                                                $ 0.671       $ 0.799     $ 0.779
=================================================================================================================

NOTE 8--TAXES ON INCOME

For the taxable years 1998 and 1997, the Company elected to be treated as a REIT on the filings of the 1998 and 1997 tax returns, and intends to elect the same for 1999.

NOTE 9--STATEMENT OF CASH FLOWS

Cash paid for interest during the year ended December 31, 1998, 1997 and 1996 was $1,088,909, $1,043,192 and $857,042.

The Company had a noncash financing activity related to unpaid dividends declared of $-0-, $-0- and $302,996 for 1998, 1997 and 1996.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10--COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claim and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

NOTE 11--SUBSEQUENT EVENTS

(a) On January 12, 1999, the Company acquired an industrial building located in Ontario, California for $4,614,964 in cash. The acquisition was accomplished with the use of the proceeds from the Company's fourth public offering. On March 4, 1999, the Company refinanced this property for $3,000,000 at an interest rate of 7.5%.

(b) On March 5, 1999, the Company refinanced the Cerritos property (which was originally acquired on December 23, 1998) for $1,250,000 at an interest rate of 7.5%.

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

WEST COAST REALTY ADVISORS, INC.

West Coast Realty Advisors, Inc. ("WCRA") is a California corporation formed on May 10, 1983 for the purpose of structuring real estate programs and to act as general partner or Advisor for such programs. WCRA is a subsidiary of Associated Financial Group, Inc.

The officers and directors of the Company and the Advisor are as follows:

          NAME                                COMPANY                                 ADVISOR
----------------------------------------------------------------------------------------------------------
 Philip N. Gainsborough           Chairman of the Board/Director          Chairman of the Board/Director
 W. Thomas Maudlin, Jr.                 President/Director                      President/Director
    Neal E. Nakagiri            Executive Vice President/Secretary      Executive Vice President/Secretary
    John R. Lindsey                  Vice President/Treasurer                        Treasurer
      George Young                           Director                                   N/A
     Steve Bridges                           Director                                   N/A
    James W. Coulter                         Director                                   N/A

The biographies for the above individuals are noted below:

PHILIP N. GAINSBOROUGH (Born 1938) is Chairman and a Director of West Coast Realty Advisors, Inc. Mr. Gainsborough is also currently the President of Associated Financial Group, Inc., Associated Securities Corp., and Associated Planners Investment Advisory, Inc. In addition, from January 1981 to the present, he has served as President of Gainsborough Financial Consultants, Inc., a financial planning firm located in Los Angeles, California. From January 1981 to December 1982, Mr. Gainsborough served as a Registered Principal of Private Ledger Financial Services, Inc. From January 1977 to December 1980, he was employed by E.F. Hutton & Co. as a Registered Representative.

        W. THOMAS MAUDLIN JR. (Born 1936) is a Director and President of West Coast Realty Advisors, Inc. ("WCRA"). Mr. Maudlin has been active in the real estate area for over 30 years, serving as co-developer of high-rise office buildings and condominiums. He has structured transactions for syndicators in apartment housing, including sale leasebacks, all-inclusive trust deeds, buying and restructuring transactions to suit a particular buyer, and as a buyer acting as a principal. Mr. Maudlin was co-developer of the Gateway Los Angeles office building, a 165,000 square foot, fourteen-story office building located in West Los Angeles. From 1980 to 1985, in partnership with the Muller Company, he developed eleven acres in San Bernardino which included a 42,000 square-foot office building, a six-plex movie theater and two restaurants. From 1980 to 1985, Mr. Maudlin was involved in building a 134-unit condominium development in San Bernardino, California, a shopping center, and a restaurant in Ventura. He is a graduate of the University of Southern California.

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

        JOHN R. LINDSEY (Born 1946) is Senior Vice President/Treasurer, is responsible for all facets of financial management of the Associated Financial Group. Previously, Mr. Lindsey was a consultant specializing in financial services, worked for a large financial institution and performed audits and consulting assignments for Price Waterhouse. He is a Certified Public Accountant and a member of the California Society of CPAs and the American Institute of CPAs. He received a BS in Business Administration and Accounting from the University of Southern California in 1968.

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

        Gainsborough, Maudlin, Coulter, Young and Bridges have served in their positions with the Company since inception. Nakagiri was named Secretary of the Company in June 1996, replacing Mr. William T. Haas, who retired from the Company.

ITEM 11.   EXECUTIVE COMPENSATION

        During 1998, the Registrant paid no direct or indirect compensation to the Company's officers.

        The Registrant has no annuity, pension or retirement plans, or existing plan or arrangement pursuant to which compensatory payments are proposed to be made in the future to directors or officers.

        The Company's Independent Directors are entitled to receive up to $500 for each meeting they attend or $100 per meeting via telephone. During 1998, a total of $3,600 was paid to the Company's Independent Directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As disclosed in the Prospectus, the Advisor made a commitment to the Company to purchase an amount of Shares, at the public offering price of $10 per share, which in aggregate is equal to the lesser of 10% of the adjusted net worth of the Company, upon completion of the initial offering, or $200,000. As of December 31, 1998, the Advisor had purchased $22,556 worth of shares, or approximately .8% of the adjusted net worth. The Registrant has no shareholders representing more than 5% of the outstanding common stock of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Registrant was organized in October 1989 as a Delaware corporation. Its Advisor is West Coast Realty Advisors, Inc. Certain officers and directors of the Registrant are officers and directors of the Advisor as well (See Item 10 -- "Directors and Executive Officers of the Registrant"). The Advisor purchased 1,075 shares of common stock for a net amount of $10,000 in August 1990 upon formation of the Company and subsequently purchased an additional 21,481 shares of common stock for a net amount of $199,773.

        Other transactions involving the Registrant, the Advisor, and its affiliates are summarized below:

        1. As compensation for its services rendered in evaluation and selection of properties to the Company, the Advisor or Descolin Incorporated ("Descolin"), an affiliate of the Advisor, are entitled to an acquisition fee that shall not exceed 6% of gross proceeds allocated towards the purchase of any property. Descolin is wholly-owned by W. Thomas Maudlin, Jr., the Company's president. During the year ended December 31, 1998, the Company paid the Advisor and/or Descolin $639,398 related to the purchase of real estate.

        2. The majority of the common stock was sold by representatives of Associated Securities Corp. ("ASC"), an affiliate of the Advisor. During the year ended December 31, 1998, commissions paid to ASC for the sale of these shares totaled $458,147 and are included in additional paid-in capital on the Company's balance sheet.

        3. For property management services, the Advisor engaged West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor. During the year ended December 31, 1998, the Company incurred $125,563 of property management fees.

        4. Advisory fees earned by the Advisor totaled $269,691 for the year end December 31, 1998. The Advisor waived collection of these fees which are included in additional paid in capital.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.      FINANCIAL STATEMENTS

                The following financial statements of West Coast Realty Investors, Inc, are included in PART II, ITEM 8:

                                                                                                PAGE
                Report of Independent Certified Public Accountants ...............................23

                Balance Sheets - December 31, 1998 and 1997 ......................................24

                Statements of Income for the years ended
                        December 31, 1998, 1997 and 1996 .........................................25

                Statements of Partners' Equity for the years ended
                        December 31, 1998, 1997 and 1996..........................................27

                Statements of Cash Flows for the years ended
                        December 31, 1998, 1997 and 1996 .........................................27

                Summary of Accounting Policies ................................................28-29

                Notes to Financial Statements .................................................30-38

        2.      FINANCIAL STATEMENT SCHEDULES

                Schedule III--Real Estate and Accumulated Depreciation ........................44-46

                Schedule IV--Mortgage Loans and Real Estate....................................47-49

                All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)     REPORTS ON FORM 8-K

        NONE

(c)     EXHIBITS

        FINANCIAL DATA SCHEDULE

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION        DECEMBER 31, 1998

INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS


                                                                                         Cost            Gross Amount at which
                                                         Initial Cost                Capitalized       Carried at Close of Period
                                               ---------------------------------    Subsequent to   -------------------------------
                                                                    Building and     Acquisition                       Building and
Description                   Emcumbrances         Land             Improvements    Improvements       Land             Improvement
-----------------------------------------------------------------------------------------------------------------------------------
Retail Building,
   Huntington Beach, CA       $   542,584      $ 1,005,965          $   670,245       $     --      $ 1,005,965         $   670,245


Retail Bldg., Shopping
   Center, Fresno, CA             603,662          553,648              861,245             --          553,648             861,245

Industrial Building,
   Huntington Beach, CA         1,668,449        1,132,159            1,367,842        128,984        1,132,159           1,496,826

Entertainment Center,
   Riverside, CA                1,156,264          768,667            2,886,833             --          768,667           2,886,833

Office Building, Tustin,
   CA                           1,973,724        1,089,796            3,772,298             --        1,089,796           3,772,298

Light Industrial Bldg,
   Fremont, CA                  2,036,273        1,228,262            2,519,349             --        1,228,262           2,519,349

Light Industrial Bldg.,
   Sacramento, CA                 321,124          489,182              609,397             --          489,182             609,397

Light Industrial Bldg.,
   Sacramento, CA                 367,440          325,024              404,896             --          325,024             404,896

Light Industrial Bldg.,
   Irvine, CA                   2,267,479        1,570,000            3,337,440             --        1,570,000           3,337,440

Restaurant Facility,
   Roseville, CA                1,444,161          594,025            1,382,459             --          594,025           1,382,459


                                                                                         Life (Years)
                                                                                           on which
                                                                                         Depreciation
                                                                                         is Computed
                                                                     Year                ------------
                                 Total        Accumulated     Construction      Date     Building and
Description                       Cost       Depreciation      Completed      Acquired   Improvements
-----------------------------------------------------------------------------------------------------
Retail Building,
   Huntington Beach, CA       $ 1,676,210      $  167,575          1991          2/91          31.5


Retail Bldg., Shopping
   Center, Fresno, CA           1,414,893         124,220          1993          5/93          39.0

Industrial Building,
   Huntington Beach, CA         2,628,985         185,594          1976          9/93          39.0

Entertainment Center,
   Riverside, CA                3,655,500         302,252          1994          11/94         39.0

Office Building, Tustin,
   CA                           4,862,094         346,589          1986          5/95          39.0

Light Industrial Bldg,
   Fremont, CA                  3,747,611         201,875          1993          10/95         39.0

Light Industrial Bldg.,
   Sacramento, CA               1,098,579          37,118          1988          8/96          39.0

Light Industrial Bldg.,
   Sacramento, CA                 729,920          24,662          1988          8/96          39.0

Light Industrial Bldg.,
   Irvine, CA                   4,907,440         265,474          1978          1/97          39.0

Restaurant Facility,
   Roseville, CA                1,976,484          36,164          1997          10/97         39.0

                                                               DECEMBER 31, 1998

INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS (CONTINUED)




                                                                                         Cost            Gross Amount at which
                                                         Initial Cost                Capitalized       Carried at Close of Period
                                               ---------------------------------    Subsequent to   -------------------------------
                                                                    Building and     Acquisition                       Building and
Description                   Emcumbrances         Land             Improvements    Improvements       Land             Improvement
-----------------------------------------------------------------------------------------------------------------------------------
Light Industrial Bldg.,
   Corona, CA                     992,913          703,142            1,201,310             --          703,142           1,201,310

Light Industrial Bldg
Sacramento, CA                    992,913        1,068,000            1,073,200             --        1,068,000           1,073,200

Light Industrial Bldg
Chino, CA                         922,884          714,245            1,145,093             --          714,245           1,145,093

Light Industrial Bldg
Vacaville, CA                   1,396,798          330,000            2,405,308             --          330,000           2,405,308

Light Industrial Bldg
Cerritos, CA                           --        1,004,015            1,310,554             --        1,004,015           1,310,554
-----------------------------------------------------------------------------------------------------------------------------------
Total                         $16,686,668      $12,576,130          $24,947,469       $128,984      $12,576,130         $25,076,453
===================================================================================================================================


                                                                                         Life (Years)
                                                                                           on which
                                                                                         Depreciation
                                                                                         is Computed
                                                                     Year                ------------
                                 Total        Accumulated     Construction      Date     Building and
Description                       Cost       Depreciation      Completed      Acquired   Improvements
-----------------------------------------------------------------------------------------------------
Light Industrial Bldg.,
   Corona, CA                   1,904,452          30,802          1988          12/97         39.0

Light Industrial Bldg
Sacramento, CA                  2,141,200          13,758          1976          1/98          39.0

Light Industrial Bldg
Chino, CA                       1,859,338          14,680          1989          4/98          39.0

Light Industrial Bldg
Vacaville, CA                   2,735,308          30,836          1996           5.98         39.0

Light Industrial Bldg
Cerritos, CA                    2,314,569              --          1980          12/98         39.0
-----------------------------------------------------------------------------------------------------
Total                         $37,652,583      $1,781,599
=====================================================================================================

DECEMBER 31, 1998

A reconciliation of the total cost for the years ending December 31, 1996, 1997 and 1998 follows:


Balance at January 1, 1996                                                          $20,104,652
1996 Additions                                                                        1,828,500
                                                                                    -----------

Balance at December 31, 1996                                                         21,933,152
1997 Additions                                                                        8,780,873
1997 Disposition                                                                     (2,248,343)
                                                                                    -----------

Balance at December 31, 1997                                                         28,465,682
1998 Additions                                                                        9,186,901
                                                                                    -----------

Balance at December 31, 1998                                                        $37,652,583
                                                                                    ===========

A reconciliation of accumulated depreciation for the years ending December 31, 1996, 1997 and 1998 follows:

Balance at January 1, 1996                                                          $   454,487
1996 Depreciation                                                                       360,461
                                                                                    -----------

Balance at December 31, 1996                                                            814,948
1997 Depreciation                                                                       463,513
1997 Disposition                                                                       (135,391)
                                                                                    -----------

Balance at December 31, 1997                                                          1,143,070
1998 Depreciation                                                                       638,529
                                                                                    -----------

Balance at December 31, 1998                                                        $ 1,781,599
                                                                                    ===========

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE                    DECEMBER 31, 1998

INFORMATION REQUIRED BY RULE 12-29 IS AS FOLLOWS

                                          Final              Period                                                      Delinquent
                              Interest   Maturity            Payment               Prior         Face         Carrying   Principal/
Description                     Rate       Date               Terms                Liens        Amount         Amount     Interest
------------------------------------------------------------------------------------------------------------------------------------
Retail Building                   8.25%   8/1/2003    Equal Monthly Payments        None   $   665,000   $     603,662     None
Fresno, CA                                             to Maturity; Balloon
First Deed of Trust                                     Payment due 8/2003

Industrial Building,           Variable  10/1/2003    Equal Monthly Payments        None     1,700,000       1,668,449     None
Huntington Beach, CA                                   to Maturity; Balloon
First Deed of Trust                                    Payment due 10/2003

Retail Building,               Variable   2/1/2004       Variable Monthly           None       600,000         542,584     None
Huntington Beach,                                     Payments to Maturity;
California                                             25 yr Amortization;
First Deed of Trust                                    Balloon Payment due
                                                              2/2004

Entertainment Center,             9.25%  11/8/2004   Equal Monthly Payments;        None     1,200,000       1,156,264     None
Riverside, CA                                         Amortized over 28 yrs,
First Deed of Trust                                     3 months; Balloon
                                                       Payment due 11/2004

Office Building,                 9.625%   2/1/2005     Fixed Rate; 15 year          None     2,300,000       1,973,724     None
Tustin, CA                                            Amortization; Balloon
First Deed of Trust                                     Payment due 2/2005

Light Industrial Bldg.           8.240%   8/1/2015    Equal Monthly Payments        None     2,200,000       2,036,273     None
Fremont, CA                                           20 years Amortization
First Deed of Trust

Light Industrial Bldg.          10.000%  12/1/2001    Equal Monthly Payments        None       350,000         321,124     None
Sacramento, CA                                        25 years Amortization
First Deed of Trust

Light Industrial Bldg.           8.000%   6/1/2018    Equal Monthly Payments        None       405,000         367,440     None
Sacramento, CA                                        25 years Amortization
First Deed of Trust

Light Industrial Bldg.         Variable   8/1/2007       Variable Monthly           None     2,312,500       2,267,479     None
Irvine, CA                                            Payments to Maturity;
First Deed of Trust                                    25 year Amortization

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)        DECEMBER 31, 1998

                                          Final              Period                                                      Delinquent
                              Interest   Maturity            Payment               Prior         Face         Carrying   Principal/
Description                     Rate       Date               Terms                Liens        Amount         Amount     Interest
------------------------------------------------------------------------------------------------------------------------------------
Light Industrial               Variable  10/1/2010    Equal Monthly Payments        None       925,000         922,884     None
Chino, CA                                              to Maturity; Balloon
First Deed of Trust                                    Payment due 10/2010

Industrial Building               7.50%  10/1/2010    Equal Monthly Payments        None     1,400,000       1,396,798     None
Vacaville, CA                                          to Maturity; Balloon
First Deed of Trust                                    Payment due 10/2010

Light Industrial                 7.375%  6/01/2011    Equal Monthly Payments        None     1,000,000         992,913     None
Sacramento, CA                                         to Maturity; Balloon
First Deed of Trust                                     Payment due 6/2011

Restaurant Facility               8.33%   7/1/2008    Equal Monthly Payments        None     1,450,000       1,444,161     None
Roseville, CA                                              to Maturity;
First Deed of Trust                                    Amortization Over 25
                                                      Years Balloon Payment
                                                            due 7/2008

Light Industrial                 7.375%   6/1/2011    Final Monthly Payments        None     1,000,000         992,912     None
Corona, CA                                             to Maturity; Balloon
First Deed of Trust                                     Payment due 6/2011
----------------------------------------------------------------------------------------------------------------------------------

                                                                                           $17,507,500     $16,686,668
==================================================================================================================================

DECEMBER 31, 1998

A reconciliation of mortgage loans payable for the years ended December 31, 1996, 1997 and 1998 follows:

Balance at January 1, 1996                                 $ 9,539,180
1996 Additions                                                 755,000
1996 Paydowns                                                 (215,387)
                                                           -----------

Balance at December 31, 1996                                10,078,793
1997 Additions                                               2,312,500
1997 Paydowns                                               (1,196,461)
                                                           -----------

Balance at December 31, 1997                                11,194,832
1998 Additions                                               5,775,000
1998 Paydowns                                                 (283,164)
                                                           -----------

Balance at December 31, 1998                               $16,686,668
                                                           ===========

                                   SIGNATURES


        Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WEST COAST REALTY INVESTORS, INC.

                                      /s/  W. THOMAS MAUDLIN JR.
                           -----------------------------------------------------
                                           W. THOMAS MAUDLIN JR.
                           (Director, President and Principal Executive Officer)

                                      /s/ PHILIP N. GAINSBOROUGH
                           -----------------------------------------------------
                                          PHILIP N. GAINSBOROUGH
                                   (Chairman of the Board of Directors)

                                          /s/ JOHN R. LINDSEY
                           -----------------------------------------------------
                                              JOHN R. LINDSEY
                                        (Vice President/Treasurer,
                                     Principal Financial Officer, and
                                       Principal Accounting Officer)

                                           /s/ GEORGE YOUNG
                           -----------------------------------------------------
                                               GEORGE YOUNG
                                                (Director)


Date:  March 30, 1999