Form 10-Q
period 1999-03-31
WEST COAST REALTY INVESTORS INC
filed 1999-05-17
CIK 858346

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from to


                         Commission file number 0-24594


                        WEST COAST REALTY INVESTORS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                         95-4246740
       ---------------------------------        ---------------------
        (State or other Jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)


                        5933 W. CENTURY BLVD., 9TH, FLOOR
                          LOS ANGELES, CALIFORNIA 90045
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (310) 670-0800
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X     No
    -------     -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,927,967 SHARES OUTSTANDING AS OF MAY 14, 1999.

PART 1.  FINANCIAL INFORMATION


                        WEST COAST REALTY INVESTORS, INC.

                                 BALANCE SHEETS


==============================================================================================
                                                        MARCH 31, 1999      December 31, 1998
                                                          (UNAUDITED)           (Audited)
----------------------------------------------------------------------------------------------
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                                  $ 40,322,044         $ 35,870,984
Cash and cash equivalents                                    4,537,430            4,594,587
Deferred rent                                                  462,881              426,878
Loan origination fees, net of accumulated
     amortization of $78,601 and $71,084                       248,023              217,316
Other assets (Note 3)                                          138,115              145,907
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                              $ 45,708,493         $ 41,255,672
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                                       $     28,747         $     34,542
   Due to related party (Note 5(e))                             70,179               56,349
   Dividends payable (Note 8)                                  469,242                   --
   Security deposits and prepaid rent                          367,242              324,041
   Other liabilities                                           143,061              119,792
   Notes payable (Note 6)                                   20,846,593           16,686,668
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                           21,925,064           17,221,392
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares authorized,
   5,000,000 shares issued, 2,932,762 outstanding
   in 1999 and 1998                                             29,328               29,328
Additional paid-in capital                                  26,568,450           26,495,731
Dividend in excess of retained earnings                     (2,814,349)          (2,490,779)
----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                  23,783,429           24,034,280
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 45,708,493         $ 41,255,672
==============================================================================================


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)



                                                                                             DIVIDENDS IN
                                                                                               EXCESS OF
                                                  COMMON        STOCK     ADDITIONAL PAID      RETAINED
                                                  SHARES        AMOUNT         CAPITAL         EARNINGS
                                                 ---------     -------    ---------------    ------------
BALANCE AT DECEMBER 31, 1998                     2,932,762     $29,328       $26,495,731      $(2,490,779)

Equity  contribution  by Affiliates  through
expense reimbursements (Note 5 (f))                     --          --            72,719               --

Net income                                              --          --                --          145,672

Dividends declared (Note 8)                             --          --                --         (469,242)
                                                 ---------     -------       -----------      -----------

BALANCE AT MARCH 31, 1999                        2,932,762     $29,328       $26,568,450      $(2,814,349)
                                                ==========     =======       ===========      ===========


                        THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                                                                             DIVIDENDS IN
                                                                                               EXCESS OF
                                                  COMMON        STOCK     ADDITIONAL PAID      RETAINED
                                                  SHARES        AMOUNT         CAPITAL         EARNINGS
                                                 ---------     -------    ---------------    ------------
BALANCE AT DECEMBER 31, 1997                     2,163,561     $21,635       $19,313,678      $(1,482,350)

Issuance of stock, net                             188,264       1,883         1,589,906               --

Equity  contribution  by Affiliates  through
expense reimbursements (Note 5 (f))                     --          --            42,115               --

Net income                                              --          --                --          258,474

Dividends declared (Note 8)                             --          --                --         (455,614)
                                                 ---------     -------       -----------      -----------

BALANCE AT MARCH 31, 1998                        2,351,825     $23,518       $20,945,699      $(1,679,490)
                                                ==========     =======       ===========      ===========


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                              STATEMENTS OF INCOME


==================================================================================
                                                     THREE MONTHS   Three Months
                                                         ENDED          Ended
                                                    MARCH 31, 1999  March 31, 1998
                                                      (UNAUDITED)     (Unaudited)
-----------------------------------------------------------------------------------
Revenues
   Rental (Notes 2 and 4)                              $1,136,944       $794,557
   Interest                                                17,788         31,835
-----------------------------------------------------------------------------------

                                                        1,154,732        826,392
-----------------------------------------------------------------------------------
Costs and expenses
   Operating                                               53,755         28,850
   Property taxes                                          31,001         23,776
   Property management fees (Note 5 (e))                   41,930         29,094
   Interest expense                                       342,737        233,744
   General and administrative                             368,216         83,186
   Depreciation and amortization                          171,421        169,268
-----------------------------------------------------------------------------------

                                                        1,009,060        567,918
-----------------------------------------------------------------------------------

Net income                                             $  145,672       $258,474
==================================================================================

Net income per share (Note 8)                          $      .05       $    .12
==================================================================================


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                            STATEMENTS OF CASH FLOWS


==================================================================================================
                                                                   THREE MONTHS      Three Months
                                                                       ENDED             Ended
                                                                   MARCH 31,1999     March 31,1998
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (UNAUDITED)       (Unaudited)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $   145,672       $   258,474
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                      163,904           166,088
     Interest expense on amortization of loan origination fees            7,517             3,180
Increase (decrease) from changes in:                                    (36,003)          (28,676)
     Deferred rent                                                        7,792          (109,398)
     Other assets                                                        (5,795)          (58,959)
     Accounts payable                                                    13,830           142,873
     Due to related party                                                43,201          (119,104)
     Security deposits and prepaid rent                                  23,269           (44,692)
     Other liabilities
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               363,387           209,786
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate                                    (4,614,964)       (2,243,152)
--------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                              (4,614,964)       (2,243,152)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                                  --         2,141,854
Equity contribution by Affiliates through expense
  reimbursements                                                         72,719            42,115
Dividends declared and paid                                                  --          (455,614)
Increase in notes payable                                             4,250,000                --
Payments on notes payable                                               (90,075)          (63,247)
(Increase) in loan origination fees                                     (38,224)          (65,000)
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,194,420         1,600,108
--------------------------------------------------------------------------------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (57,157)         (433,258)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        4,594,587         2,099,857

--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                           $ 4,537,430       $ 1,666,599
==================================================================================================


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES



BUSINESS

West Coast Realty Investors, Inc. (the "Company"), is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Code. The Company has complied with all requirements imposed on REIT's for the 1998, 1997 and 1996 tax years; however qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail or commercial properties located primarily in California and the west coast of the United States. The Company intends to acquire property for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually and intends to own and operate such properties for investment purposes, over an anticipated holding period of five to ten years.


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

                        WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES



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

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED) AND DECEMBER 31, 1998



NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the Advisor of West Coast Realty Investors, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1998.


NOTE 2 - RENTAL PROPERTIES

The Company owns the following income-producing properties:

                                                                                    Original
                                                                                  Acquisition
 Location (Property Name)                              Date Purchased                   Cost
==============================================================================================
 Huntington Beach, California (Blockbuster)           February 26, 1991          $ 1,676,210
 Fresno, California                                     May 14, 1993               1,414,893
 Huntington Beach, California (OPTO-22)              September 15, 1993            2,628,985
 Riverside, California                                November 29, 1994            3,655,500
 Tustin, California (Safeguard)                         May 22, 1995               4,862,094
 Fremont, California (Technology Drive)               October 31, 1995             3,747,610
 Sacramento, California (Java City)                    August 2, 1996              1,828,500
 Irvine, California (Tycom)                           January 17, 1997             4,907,440
 Roseville, California (Applebee's)                   October 31, 1997             1,976,484
 Corona, California                                   December 31, 1997            1,904,452
 Sacramento, California (Horn Road)                   January 15, 1998             2,141,200
 Chino, California                                     April 19, 1998              1,859,338
 Vacaville, California                                  May 20, 1998               2,735,308
 Cerritos, California                                 December 23, 1998            2,314,569
 Ontario, California                                  January 12, 1999             4,614,964

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED) AND DECEMBER 31, 1998



NOTE 2 - RENTAL PROPERTIES (CONTINUED)

The major categories of property are:

                                                   March 31,         December 31,
                                                     1999               1998
---------------------------------------------------------------------------------
Land                                             $15,212,859         $12,576,130
Buildings and improvements                        27,054,689          25,076,453
---------------------------------------------------------------------------------

                                                  42,267,548          37,652,583
Less accumulated depreciation                      1,945,504           1,781,599
---------------------------------------------------------------------------------

Net rental properties                            $40,322,044         $35,870,984
=================================================================================

A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

Three tenants accounted for 14%, 13% and 10%, respectively, for the three months ended March 31, 1999;

Four tenants accounted for 19%, 14%, 14% and 12%, respectively, for the three months ended March 31, 1998;

NOTE 3 - OTHER ASSETS

Other assets consists of the following:

                                                MARCH 31, 1999       DECEMBER 31, 1998
                                                --------------       -----------------
Deposits and prepaid expenses                      $138,115               $145,907
Organization costs                                   14,330                 14,330
                                                   --------               --------
                                                    152,445                160,237
Less accumulated amortization                        14,330                 14,330
                                                   --------               --------
Net other assets                                   $138,115               $145,907
                                                   ========               ========

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED) AND DECEMBER 31, 1998



NOTE 4 - FUTURE MINIMUM RENTAL INCOME

As of March 31, 1999 and December 31, 1998, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                               MARCH 31, 1999        DECEMBER 31,1998
                                               --------------        ----------------
        1999 .................................. $ 3,623,957            $ 4,331,729
        2000 ..................................   5,020,425              4,359,497
        2001 ..................................   4,755,052              4,080,478
        2002 ..................................   4,209,103              3,625,884
        2003 ..................................   3,591,498              3,007,277
        Thereafter ............................  16,287,487             14,537,356
                                                -----------            -----------
        Total                                   $37,487,522            $33,942,221
                                                ===========            ===========

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

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At March 31, 1999, the Advisor owned 22,556 shares of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED) AND DECEMBER 31, 1998



NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the periods presented, the Company had the following related party transactions:

        (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                         THREE MONTHS ENDED   FOR THE YEAR ENDED
                                           MARCH 31, 1999      DECEMBER 31, 1998
                                         ------------------   ------------------
Syndication fees                              $     --              $225,176
Acquisition fees and refinancing fees          285,508               639,398
Overhead expenses                                6,000                24,000
                                              --------              --------
                                              $291,508              $888,574
                                              ========              ========

        (b) At March 31, 1999 and December 31, 1998, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

        (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $0 for the three months ended March 31, 1999 and $185,903 for the three months ended March 31, 1998.

        (d) Property management fees earned by WCRM totaled $41,930 and $29,094 for the three months ended March 31, 1999 and 1998, respectively.

        (e) The Corporation had related party accounts payable as follows:

                                         THREE MONTHS ENDED   FOR THE YEAR ENDED
                                           MARCH 31, 1999      DECEMBER 31, 1998
                                         ------------------   ------------------
            Associated Securities Corp.        $22,249              $ 16,697
            West Coast Realty Management        41,930                33,652
            West Coast Realty Advisors           6,000                 6,000
                                               -------               -------
                                               $70,179               $56,349
                                               =======               =======

        (f) Advisory fees earned by WCRA totaled $72,719 and $57,115 for the three months ended March 31, 1999 and 1998, respectively. WCRA waived collection of $72,719, (or 100%) and $42,115, (or 74%) respectively, of these fees which are included in additional paid-in capital.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED) AND DECEMBER 31, 1998



NOTE 6 - NOTES PAYABLE


                                                                         MARCH 31,     December 31,
                                                                           1999            1998
---------------------------------------------------------------------------------------------------
8.25% promissory note secured by a Deed of Trust on the Fresno
  Property, monthly principal and interest payments are $5,244 due
  August 1, 2003                                                        $   600,191    $   603,662

Variable rate promissory note secured by a Deed of Trust on the
  OPTO-22 property, interest rate adjustments are monthly and are based on the 11th District cost of funds rate plus 3% (7.963% at
  December 31, 1998), and may never go below 6.5% or above
  11.0%, monthly principal and interest payments are $12,794, due
  October 1, 2003                                                         1,662,158      1,668,449

8.25% promissory note secured by a Deed of Trust on the
  Blockbuster property, interest rate adjusts to the 5-year Treasury rate plus 350 basis points on February 1, 1999, monthly principal
  and interest payments are $4,934, due February 1, 2004                    538,948        542,584

8.25% promissory note secured by a Deed of Trust on the Riverside property, monthly principal and interest payments are $9,988, due
  November 8, 2004                                                        1,153,015      1,156,264

9.625% promissory note secured by a Deed of Trust on the
  Safeguard property, monthly principal and interest payments are
  $24,190, due February 1, 2005                                           1,948,442      1,973,724

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED) AND DECEMBER 31, 1998

NOTE 6 - NOTES PAYABLE (CONTINUED)

                                                                         MARCH 31,     December 31,
                                                                           1999            1998
---------------------------------------------------------------------------------------------------
8.24% promissory note secured by a Deed of Trust on the
  Fremont property, interest rate equaled the 20-year Treasury rate plus 1.65% at loan closing, monthly principal and interest
  payments are currently $18,898, due August 1, 2015                      2,021,438      2,036,273

10% promissory note secured by a Deed of Trust on the Java City property, monthly principal and interest payments are $3,413,
  due November 1, 2001                                                      318,897        321,124

8%promissory note secured by a Deed of Trust on the Java City property, monthly principal and interest payments are $3,126,
  due June 1, 2018                                                          365,380        367,440

Variable rate promissory note secured by a Deed of Trust on the
  Tycom property, interest rate margin is 1.9% over the 3 month
  LIBOR with right of conversion after the first year (7.65% at
  December 31, 1998), monthly payments of principal and
  interest are $16,693, due June 30, 2007                                 2,258,330      2,267,479

7.5% promissory note secured by a Deed of Trust on the Chino property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-
  year Treasury Note yield for the seventh week prior to the
  Adjustment Date plus 200 basis points, but no less than the
  existing rate)                                                            919,660        922,884

7.5% promissory note secured by a Deed of Trust on the
  Vacaville property, monthly principal and interest payments are
  $10,346, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than
  the existing rate)                                                      1,391,920      1,396,798

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED) AND DECEMBER 31, 1998

NOTE 6 - NOTES PAYABLE (CONTINUED)

                                                                             1998            1997
---------------------------------------------------------------------------------------------------
7.375% promissory note secured by a Deed of Trust on the Horn
  Road property, monthly principal and interest payments are
  $7,309, due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than
  the existing rate)                                                        989,270        992,913

8.33% promissory note secured by a Deed of Trust on the
  Roseville property,  monthly principal and interest payments are
  $11,510 due July 1, 2008                                                1,439,674      1,444,161

7.375% promissory note secured by a Deed of Trust on the
  Corona property, monthly principal and interest payments are
  $7,309 due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the
  existing rate)                                                            989,270        992,913

7.50% promissory note secured by a Deed of Trust on the Ontario property, monthly principal and interest payments are $22,390
  due March 1, 2004                                                       3,000,000             --

7.50% promissory note secured by a Deed of Trust on the Cerritos property, monthly principal and interest payments are $9,238
  due April 1, 2011                                                       1,250,000             --
--------------------------------------------------------------------------------------------------
                                                                        $20,846,593    $16,686,668
==================================================================================================


                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED) AND DECEMBER 31, 1998



NOTE 6 - NOTES PAYABLE (CONTINUED)

The aggregate annual future maturities at March 31, 1999 and December 31, 1998 are as follows:

        YEAR ENDING                            MARCH 31, 1999        DECEMBER 31, 1998
        ------------------------------------------------------------------------------
        1999 .................................. $   309,010            $   357,041
        2000 ..................................     455,986                393,630
        2001 ..................................     503,047                435,147
        2002 ..................................     837,769                764,545
        2003 ..................................   2,605,291              2,526,325
        Thereafter ............................  16,135,490             12,209,980
                                                -----------            -----------
        Total                                   $20,846,593            $16,686,668
                                                ===========            ===========

NOTE 7 - DIVIDEND REINVESTMENT PLAN

The Company had a Dividend Reinvestment Plan (the "Plan") where cash dividends were at the election of the shareholders, used to purchase additional shares of the Company. The dividend reinvestment plan was terminated in April 1998.


NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared and accrued based approximately upon the previous quarter's income from operations before depreciation and amortization.

Net Income Per Share for the three months ended March 31, 1999 and 1998 was computed using the weighted average number of outstanding shares of 2,932,762 and 2,247,145, respectively.

Dividends declared during the first quarter 1999 and 1998 were as follows:

                       OUTSTANDING         AMOUNT            TOTAL
RECORD DATE               SHARES         PER SHARE          DIVIDEND
-----------            -----------       ---------         ----------
March 31, 1999          2,932,762         $ 0.1600         $  469,242
                                                           ----------
TOTAL                                                      $  469,242
                                                           ==========

January 1, 1998         2,149,404         $ 0.0666         $  143,150
February 1, 1998        2,345,825           0.0666            156,232
March 1, 1998           2,345,825           0.0666            156,232
                                                           ----------
TOTAL                                                      $  455,614
                                                           ==========

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED) AND DECEMBER 31, 1998



NOTE 9 - LITIGATION

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

NOTE 10 - SUBSEQUENT EVENTS

(a) On April 19, 1999, the Company paid dividends totaling $469,242 ($0.160 per share), payable to shareholders of record as of March 31, 1999 (Note 8).

(b) On April 30, 1999, the Company acquired an industrial building located in Folsom, California. The total consideration paid by the Company for the property was $6,000,000. Long-term financing of $4,125,870 in the form of a variable rate (6.73% per annum until May 11, 1999, thereafter may be adjusted to 1.75% per annum in excess of Bank's LIBOR Rate for a selected Interest Period) promissory note secured by a first deed of trust was provided by a bank in connection with the acquisition. The promissory note is due on September 1, 2001 and the first interest and principal payment due on June 1, 1999.

                        WEST COAST REALTY INVESTORS, INC.



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

                        WEST COAST REALTY INVESTORS, INC.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTRODUCTION (CONTINUED)

In addition, the Company is subject to the usual competitive factors that are common in real estate including new construction, changes in the economy, and vacancy factors at other rental real estate locations.

The Company is operated by the Advisor, subject to the terms of the Amended Advisory Agreement dated January 1, 1992, which was renewed until June 30, 1999 by a majority vote of the shareholders, and will thereafter be renewable annually with the approval of a majority of the shareholders. The Company has no employees, and all administrative services are provided by the Advisor.


RESULTS OF OPERATIONS - MARCH 31, 1999 VS. MARCH 31, 1998

Operations for the quarter ended March 31, 1999 represented a full quarter of rental operations for all properties except the Ontario property which was owned for two and one-half months.

The net income for the quarter ended March 31, 1999 of $145,672 decreased significantly from the quarter ending March 31, 1998 of $258,474.

Rental revenue increased $342,387 (43%) due to a full quarter ownership of the Chino, Vacaville, Cerritos and two and one-half months ownership for the Ontario property (as compared to no ownership of these properties during the quarter ended March 31, 1998). Interest income decreased $14,047 (44%) due to lower cash balances maintained during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

                       WEST COAST REALTY INVESTORS, INC.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - MARCH 31, 1999 VS. MARCH 31, 1998 (CONTINUED)

Operating expenses increased $24,905 (86%) primarily due to increases in common area maintenance, consulting services, advertising and legal expenses, offset by lower utilities and property insurance expenses during the quarter ended March 31, 1999 compared to March 31, 1998. Interest expense increased $108,993 (47%) due to the additional debt incurred in connection with property acquisitions and refinancing activities. Despite the large debt amounts, the Company is still below the maximum 50% debt a maximum that is allowed by the Company's by-laws (debt was approximately 49% of property cost (as defined in the by-laws) at March 31, 1999). General and administrative costs increased $285,030 (343%) due to acquisition fees of $261,036 expended in connection with property acquisitions. General and administrative costs as a percentage of revenue increased from 10.1% for the quarter ended March 31, 1998 to 31.9% for the quarter ended March 31, 1999. Much of this increase is due to $261,036 of acquisition fees expensed in connection with the property acquisitions. Depreciation and amortization expense increased $2,153 (1%) as a result of the ownership of additional properties during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, offset by a change in asset allocations relating to the Roseville property. Net income of $145,672 for the quarter ended March 31, 1999 was $112,802 (44%) lower than the three months ended March 31, 1998.

The average number of shares outstanding during 1999 was 2,932,762 vs. 2,247,145 in 1998. Net income per share decreased from $.12 in 1998 to $.05 in 1999.

During the quarter ended March 31, 1999, the Company declared dividends totaling $469,242, compared to dividends of $455,614 declared for the quarter ended March 31, 1998. Cash basis net income for the quarter ended March 31, 1999 was $317,093. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this quarter were $152,149 greater than cash basis net income. In comparison, distributions in the first quarter 1998 were $27,872 greater than cash basis income of $427,742. In either event, the Company continued to qualify as a REIT in 1999, and liquidity of the Company continues to be strong.

                        WEST COAST REALTY INVESTORS, INC.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - MARCH 31, 1998 VS. MARCH 31, 1997

Operations for the quarter ended March 31, 1998 represented a full quarter of rental operations for all properties except the Corona property which was owned for two and one-half months

The net income for the quarter ended March 31, 1998 ($258,474) was significantly larger than the quarter ending March 31, 1997 ($204,738) due to the raising of additional funds and investment of such funds in additional income producing properties. The Company did not have any adverse events that significantly impacted net income during the quarter ended March 31, 1998, except the OPTO-22 property which had been unleased since October 15, 1997. The Company was attempting to locate a tenant to enter into a long-term lease for the property. All tenants were current on their lease obligations.

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

                        WEST COAST REALTY INVESTORS, INC.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - MARCH 31, 1998 VS. MARCH 31, 1997 (CONTINUED)

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

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1999, the Company declared dividends totaling $469,242. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare quarterly dividends, subject to the maintenance of reasonable reserves.

The Company has used the net proceeds from its offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company. Since the fourth and latest offering expired on April 22, 1998, the Company did not raise additional net proceeds as the result of the sale of shares for the quarter ended March 31, 1999. In contrast, during the quarter ended March 31, 1998, the Company raised $2,141,854 in net proceeds as the result of the sale of shares from its fourth offering.

Management uses cash as its primary measure of the Company's liquidity. The amount of cash that represents adequate liquidity for a real estate investment company, is dependent on several factors. Among them are:

                        WEST COAST REALTY INVESTORS, INC.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

1.   Relative risk of the Company's operations;

2.   Condition of the Company's properties;

3. Stage in the Company's operating cycle (e.g., money-raising, acquisition, operating or disposition phase); and

4.   Shareholders dividends.

The Company is adequately liquid and management believes it has the ability to generate sufficient cash to meet both short-term and long-term liquidity needs, based upon the above four factors.

The first factor refers to the risk of the Company's investments. At March 31, 1999, the Company's excess funds were invested in a short-term money market funds. The Company acquires rental property either entirely for cash or with moderate financing. During the quarter ended March 31, 1999, notes payable pertaining to property acquisitions by the Company increased by $4,250,000, while cash used in principal repayments of notes totaled $90,075. Although the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2001 through 2011. The Company is aware that the balloon payments must be avoided through refinancing of the loans or the sale of the property(ies) in order to protect the interests of the Company's shareholders. Furthermore, most of the properties' tenants are nationally known retailers or well-established businesses under long-term leases.

The second factor refers to the condition of the Company's properties. The Company's properties are in good condition without significant deferred maintenance obligations and are leased under "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

                        WEST COAST REALTY INVESTORS, INC.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The third factor refers to operating cycle. The Company was liquid at March 31, 1999 since the Company is still in the "operating" stage. Virtually all funds raised were invested in short-term money market funds. At quarter-end, the Company has allocated approximately $450,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $469,000 of cash held pending dividend distribution to the investors, $242,000 of cash to be paid for current mortgage and accounts payable commitments, $367,000 in tenant security deposits and prepaid rents, and the balance - approximately $3,009,000 - expected to be invested in future property acquisitions. The Company's operations generated $309,576 in net operating cash flow during the quarter ended March 31, 1999 (net income plus depreciation and amortization expense). Thus, the Company is generating significant amounts of cash flow and could withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

The fourth factor refers to distribution of dividends to shareholders. Dividends to shareholders were made at a level consistent with the amount of net income available after application of expenses. The Advisor is careful not to make distributions in excess of the available income.

Inflation and changing prices have not had a material effect on the Company's operations. Operations in the near future may be materially affected as and when the Company acquires additional property.

On April 30, 1999, the Company acquired an industrial building located in Folsom, California. The total consideration paid by the Company for the property was $6,000,000. Long-term financing of $4,125,870 in the form of a variable rate promissory note secured by a first deed of trust was provided by a bank in connection with the acquisition. The promissory note is due on September 1, 2001 and the first interest and principal payment due on June 1, 1999.

                        WEST COAST REALTY INVESTORS, INC.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS - MARCH 31, 1999 VS. MARCH 31, 1998

Cash resources decreased $57,157 during the three months ended March 31, 1999 compared to a $433,258 decrease in cash resources for the three months ended March 31, 1998. Cash provided by operating activities increased by $363,387 with the largest contributor being $317,093 in cash basis net income for the three months ended March 31, 1999. In contrast, the three months ended March 31, 1998 provided $209,786 in cash from operating activities due primarily to $427,742 in cash basis net income. The sole use of cash in investing activities for the three months ended March 31, 1999 was $4,614,964 expended for the acquisition of an additional property located in Ontario, California. In contrast, the three months ended March 31, 1998 used $2,243,152 in cash for investing activities in connection with the acquisition of an additional property located in Corona, California. For the three months ended March 31, 1999, financing activities provided an additional $4,194,420 due to $4,250,000 in financing obtained in connection with the acquisition of the Cerritos and Ontario, California properties, offset by repayments on notes payable of $90,075 and increase in loan origination fees of $38,224. In contrast, for the three months ended March 31, 1998, financing activities provided an additional $1,600,108 via the sale of additional shares in the Company ($2,141,854 in net proceeds), less dividends paid and payable of $455,614, less an increase in loan origination fees of $65,000 and repayments of notes payable principal of $63,247.

                        WEST COAST REALTY INVESTORS, INC.



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

                        WEST COAST REALTY INVESTORS, INC.


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

The plaintiffs have agreed to dismiss their claim under the Unruh Civil Rights Act.

The U.S. Department of Justice, Civil Rights Division ("DOJ") filed a Motion to Invervene in the case on March 1, 1999. DOJ has sued Sanborn Theaters only and preliminary discussions have been held between the DOJ and Sanborn. Sanborn intends to vigorously defend the allegations contained in the lawsuit. The Company believes that the lawsuit will have no material impact on the Company's continuing operations or overall financial condition.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

                        WEST COAST REALTY INVESTORS, INC.

                                     PART II

                 O T H E R  I N F O R M A T I O N  (CONTINUED)



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




                                     WEST COAST REALTY INVESTORS, INC.
                                               (Registrant)


Date: May 17, 1999                     /s/ W. THOMAS MAUDLIN JR.
                           -----------------------------------------------------
                                           W. THOMAS MAUDLIN JR.
                           (Director, President and Principal Executive Officer)



Date: May 17, 1999                        /s/ JOHN R. LINDSEY
                                -------------------------------------------
                                              JOHN R. LINDSEY
                                        (Vice President/Treasurer,
                                     Principal Financial Officer, and
                                       Principal Accounting Officer)