Form 10-Q
period 1999-06-30
WEST COAST REALTY INVESTORS INC
filed 1999-08-11
CIK 858346

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,927,967 SHARES OUTSTANDING AS OF AUGUST 10, 1999.

PART 1.  FINANCIAL INFORMATION

                        WEST COAST REALTY INVESTORS, INC.

                                 BALANCE SHEETS

================================================================== ============================ ============================
                                                                          JUNE 30, 1999              December 31, 1998
                                                                           (UNAUDITED)                   (Audited)
------------------------------------------------------------------ ---------------------------- ----------------------------
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                                                           $46,153,373                  $35,870,984
Cash and cash equivalents                                                            2,209,173                    4,594,587
Deferred rent                                                                          507,326                      426,878
Loan origination fees, net of accumulated
amortization of $86,376 and $71,084                                                    246,021                      217,316
Other assets (Note 3)                                                                  268,597                      145,907
------------------------------------------------------------------ ---------------------------- ----------------------------
TOTAL ASSETS                                                                       $49,384,490                  $41,255,672
================================================================== ============================ ============================

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
  Accounts payable                                                                 $    12,284                  $    34,542
  Due to related party(Note 5(e))                                                       63,435                       56,349
  Dividends payable (Note 8)                                                           468,474                          --
  Security deposits and prepaid rent                                                   428,084                      324,041
  Other liabilities                                                                    177,662                      119,792
  Notes payable (Note 6)                                                            24,863,433                   16,686,668
------------------------------------------------------------------ ---------------------------- ----------------------------
TOTAL LIABILITIES                                                                   26,013,372                   17,221,392
COMMITMENTS
STOCKHOLDER'S EQUITY
Common stock, $.01 par-shares authorized, 5,000,000 shares
issued, 2,927,967 and 2,932,762 shares outstanding in 1999 and
1998, respectively                                                                      29,280                       29,328
Additional paid-in capital                                                          26,593,351                   26,495,731
Deficit                                                                            (3,251,513)                  (2,490,779)
------------------------------------------------------------------ ---------------------------- ----------------------------
TOTAL STOCKHOLDERS' EQUITY                                                          23,371,118                   24,034,280
------------------------------------------------------------------ ---------------------------- ----------------------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                             $49,384,490                  $41,255,672
================================================================== ============================ ============================

                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                          COMMON         STOCK             ADDITIONAL PAID
                                                          SHARES         AMOUNT                CAPITAL               DEFICIT
BALANCE AT DECEMBER 31, 1998                               2,932,762       $29,328            $26,495,731         $(2,490,779)

Treasury stock                                               (4,795)          (48)               (47,764)                  ---

Equity contribution by Affiliates through expense
reimbursements (Note 5(f))                                       ---           ---                145,384                  ---

Net income                                                       ---           ---                    ---              176,982

Dividends declared (Note 8)                                      ---           ---                    ---            (937,716)
                                                           ---------       -------            -----------         ------------

BALANCE AT JUNE 30, 1999                                   2,927,967       $29,280            $26,593,351         $(3,251,513)
                                                           =========       =======            ===========         ============


                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                            COMMON         STOCK            ADDITIONAL PAID
                                                            SHARES         AMOUNT              CAPITAL               DEFICIT
BALANCE AT DECEMBER 31, 1997                               2,163,561       $21,635            $19,313,678         $(1,482,350)

Treasury stock                                              (15,678)         (157)              (156,619)                  ---

Issuance of stock, net                                       740,436         7,405              6,543,484                  ---

Equity contribution by Affiliates through expense
reimbursements (Note 5(f))                                       ---           ---                109,116                  ---

Net income                                                       ---           ---                    ---              287,342

Dividends declared (Note 8)                                      ---           ---                    ---            (892,208)
                                                           ---------       -------            -----------         ------------

BALANCE AT JUNE 30, 1998                                   2,888,319       $28,883            $25,809,659         $(2,087,216)
                                                           =========       =======            ===========         ============


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                              STATEMENTS OF INCOME

========================================= ==================== =================== ================== =================
                                             THREE MONTHS         Three Months        SIX MONTHS         Six Months
                                                ENDED                Ended               ENDED             Ended
                                               JUNE 30,             June 30,         JUNE 30, 1999     June 30, 1998
                                                 1999                 1998            (UNAUDITED)       (Unaudited)
                                              (UNAUDITED)         (Unaudited)
----------------------------------------- -------------------- ------------------- ------------------ -----------------
REVENUES
  Rental                                          $1,376,631            $868,706         $2,513,574        $1,663,262
  Interest                                            28,823              30,238             46,612            62,074
----------------------------------------- -------------------- ------------------- ------------------ -----------------

                                                   1,405,454               898,944         2,560,186          1,725,336
----------------------------------------- -------------------- ------------------- ------------------ -----------------
COSTS AND EXPENSES
  Operating                                            44,987              38,910             83,510            67,760
  Property taxes                                       38,897              27,850             69,898            51,626
  Property management
    fees-related party (Note 5 (d))                    47,335              30,190             89,265            59,284
  Interest                                            482,803             237,026            825,540           470,770
  General and administrative                          572,722             353,635            956,170           436,821
  Depreciation and amortization                       187,400             182,465            358,821           351,733
----------------------------------------- -------------------- ------------------- ------------------ -----------------

                                                    1,374,144             870,076          2,383,204         1,437,994
----------------------------------------- -------------------- ------------------- ------------------ -----------------

NET INCOME                                            $31,310             $28,868           $176,982          $287,432
========================================= ==================== =================== ================== =================

NET INCOME PER SHARE (NOTE 8)                            $.01                $.01               $.06              $.12
========================================= ==================== =================== ================== =================

                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                            STATEMENTS OF CASH FLOWS

========================================================================= =================== ===================
                                                                              SIX MONTHS          Six Months
                                                                                ENDED               Ended
                                                                             JUNE 30,1999        June 30,1998
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (UNAUDITED)         (Unaudited)
------------------------------------------------------------------------- ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $176,982            $287,342
Adjustments to reconcile net income to net cash
Provided by operating activities:
    Depreciation and amortization                                                    343,529             344,778
    Interest expense due to amortization of loan origination fees                     15,292               6,955
Increase (decrease) from changes in:
     Deferred rent receivable                                                       (80,448)            (63,511)
     Other assets                                                                  (122,690)            (52,446)
     Accounts payable                                                               (22,258)           (118,039)
     Due to related party                                                              7,086             402,892
     Security deposits and prepaid rent                                              104,043            (53,284)
     Other liabilities                                                                57,870            (21,135)
------------------------------------------------------------------------- ------------------- -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            479,406             733,552
------------------------------------------------------------------------- ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of rental real estate                                               (10,625,919)         (6,743,346)
------------------------------------------------------------------------- ------------------- -------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (10,625,919)         (6,743,346)
------------------------------------------------------------------------- ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                                              ---           6,394,114
Repurchase of treasury stock                                                        (47,812)                 ---
Equity contribution by Affiliates through expense
reimbursements                                                                       145,384             109,116
Dividends paid                                                                     (469,242)           (455,614)
Proceeds from notes payable                                                        8,375,870           2,000,000
Payments on notes payable                                                          (199,105)           (126,531)
(Increase) in loan origination fees                                                 (43,996)            (59,737)
------------------------------------------------------------------------- ------------------- -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          7,761,099           7,861,348
------------------------------------------------------------------------- ------------------- -------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (2,385,414)           1,851,554

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     4,594,587           2,099,857
------------------------------------------------------------------------- ------------------- -------------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                         $2,209,173          $3,951,411
========================================================================= =================== ===================

                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS

West Coast Realty Investors, Inc. (the "Company"), is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Code. The Company has complied with all requirements imposed on REIT's for 1998, 1997, and 1996 tax years; however, qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail and commercial properties located primarily in California and the west coast of the United States. The Company intends to acquire property for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually and intends on owning and operating such properties for investment purposes, over an anticipated holding period of five to ten years.

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

RENTAL INCOME

Rental revenue is recognized on a straight-line basis to the extent that rental income is deemed collectible. Where there is uncertainty of collecting higher scheduled rental amounts, due to the tendency of tenants to renegotiate their leases for lower amounts, rental income is recognized as amounts are collected.

ACQUISITION COSTS

The Company began expensing internal acquisition costs in accordance with Emerging Issues Task Force 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquistions" which was issued in March 1998. Acquisition costs are paid to an affiliate, West Coast Realty Advisors, "WCRA" who incurs such internal acquisition costs. Prior to this, the Company capitalized internal acquisition costs and included it as part of the cost of the property.

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

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the Advisor of West Coast Realty Investors, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the three and six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1998.

NOTE 2 - RENTAL PROPERTIES
The Company owns the following income-producing properties:


                                                                                                    Original
                                                                                                 Acquisition
Location (Property Name)                                        Date Purchased                          Cost
---------------------------------------------------------- ------------------------- ------------------------
Huntington Beach, California (Blockbuster)                    February 26, 1991                  $ 1,676,210
Fresno, California                                               May 14, 1993                      1,414,893
Huntington Beach, California (OPTO-22)                         September15,1993                    2,628,985
Riverside, California                                         November 29, 1994                    3,655,500
Tustin, California (Safeguard)                                   May 22, 1995                      4,862,094
Fremont, California (Technology Drive)                         October 31, 1995                    3,747,610
Sacramento, California (Java City)                              August 2, 1996                     1,828,500
Irvine, California (Tycom)                                     January 17, 1997                    4,907,440
Roseville, California (Applebee's)                             October 31, 1997                    1,976,484
Corona, California                                            December 31, 1997                    1,904,452
Sacramento, California (Horn Road)                             January 15, 1998                    2,141,200
Chino, California                                               April 19, 1998                     1,859,338
Vacaville, California                                            May 20, 1998                      2,735,308
Cerritos, California                                          December 23, 1998                    2,314,569
Ontario, California                                            January 12, 1999                    4,614,964
Folsom, California                                               May 1, 1999                       6,010,955

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 2 - RENTAL PROPERTIES (CONTINUED)

The major categories of property are:

                                                      June 30,                        December 31,
                                                        1999                              1998
========================================= ================================= =================================
Land                                                           $16,318,836                       $12,576,130
Buildings and improvements                                      31,959,666                        25,076,453
----------------------------------------- --------------------------------- ---------------------------------

                                                                48,278,502                        37,652,583
Less accumulated depreciation                                  (2,125,129)                       (1,781,599)
----------------------------------------- --------------------------------- ---------------------------------

Net rental properties                                          $46,153,373                       $35,870,984
========================================= ================================= =================================


A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

Two tenants accounted for 12.20% and 11.70%, respectively, of total rental revenue for the six months ended June 30, 1999;

Four tenants accounted for 19%, 16%, 13% and 13%, respectively, of total rental revenue for the six months ended June 30, 1998;

NOTE 3 - OTHER ASSETS

Other assets consists of the following:

                                              JUNE 30, 1999      DECEMBER 31, 1998
                                              -------------      -----------------
Rent receivable                                  $167,752            $   --
Leasing commissions                                42,750                --
Deposits and prepaid expenses                      58,095             145,907
                                                 --------            --------
Total Other Assets                               $268,597            $145,907
                                                 ========            ========

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998(UNAUDITED)
                              AND DECEMBER 31, 1998


NOTE 4 - FUTURE MINIMUM RENTAL INCOME

As of June 30, 1999 and December 31, 1998, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                           JUNE 30, 1999          DECEMBER 31,1998
                                           -------------          ----------------
1999 .........................              $ 2,769,512              $ 4,331,729
2000 .........................                5,020,425                4,359,497
2001 .........................                4,755,052                4,080,478
2002 .........................                4,209,103                3,625,884
2003 .........................                3,591,498                3,007,277
Thereafter ...................               16,287,487               14,537,356
                                            -----------              -----------
Total ........................              $36,633,077              $33,942,221
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

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At June 30, 1999 the Advisor owned 22,556 shares of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the periods presented, the Company had the following related party transactions:

         (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                                              SIX MONTHS ENDED          FOR THE YEAR ENDED
                                                                 JUNE 30, 1999           DECEMBER 31, 1998
  Syndication fees                                                     $   ---                    $225,176
  Acquisition fees and financing fees                                  682,414                     639,398
  Overhead expenses                                                     12,000                      24,000
                                                                        ------                      ------
                                                                      $694,414                    $888,574
                                                                      ========                    ========


         (b) At June 30, 1999 and December 31, 1998, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

         (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $0 for the six months ended June 30, 1999 and $417,217 for the six months ended June 30, 1998.

         (d) Property management fees earned by WCRM totaled $47,335 and $30,190 for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, WCRM earned $89,265 and $59,284, respectively, in property management fees.

         (e) The Corporation had related party accounts payable as follows:

                                                    JUNE 30, 1999    DECEMBER 31, 1998
Associated Securities Corp.                               $10,100              $16,697
West Coast Realty Management                               47,335               33,652
West Coast Realty Advisors                                  6,000                6,000
                                                          -------              -------
                                                          $63,435              $56,349
                                                          =======              =======


(f) Advisory fees earned by WCRA totaled $145,384 and $109,116 for the six months ended June 30, 1999 and 1998, respectively. WCRA waived collection of $145,384, (or 100%) and $94,116, (or 86%)
              respectively, of these fees which are included in additional paid-in capital.

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 6 - NOTES PAYABLE

                                                                                       JUNE 30,         December
                                                                                         1999           31, 1998
------------------------------------------------------------------------------- --------------------- --------------
8.25% promissory note secured by a Deed of Trust on the Blockbuster property, interest rate adjusted to the 5-year Treasury rate plus 350 basis points on
February 1, 1999, monthly principal and interest payments are $4,934,
due February 1, 2004 ..........................................................      $  535,236      $  542,584

8.25% promissory note secured by a Deed of Trust on the Fresno
Property, monthly principal and interest payments are $5,244
due August 1, 2003 ............................................................         596,919         603,662

Variable rate promissory note secured by a Deed of Trust on the OPTO-22 property, interest rate adjustments are monthly and are based on the 11th
District cost of funds rate plus 3% (7.963% at June 30, 1999), and may never go below 6.5% or above 11.0%, monthly principal and interest payments are $12,794
due October 1, 2003............................................................       1,655,162       1,668,449

8.25% promissory note secured by a Deed of Trust on the
Riverside property, monthly principal and interest payments are
$9,988, due November 8, 2004  .................................................       1,150,042       1,156,264

9.625% promissory note secured by a Deed of Trust on the Safeguard property, monthly principal and interest payments are
$24,191, due February 1, 2005 .................................................       1,922,547       1,973,724

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 6 - NOTES PAYABLE (CONTINUED)

                                                                                      JUNE 30,        December 31,
                                                                                       1999              1998
------------------------------------------------------------------------------- --------------------- ------------
8.24% promissory note secured by a Deed of Trust on the Fremont property, interest rate equaled the 20- year Treasury rate plus 1.65% at loan closing, monthly principal and interest payments are currently $18,898, due August 1,
2015 ...........................................................................      2,007,212      2,036,273

10% promissory note secured by a Deed of Trust on the Java City property, monthly principal and interest payments are
$3,413, due November 1, 2001 ...................................................        316,788        321,124

8% promissory note secured by a Deed of Trust on the Java City property, monthly principal and interest payments are
$3,126, due June 1, 2018 .......................................................        362,954        367,440

Variable rate promissory note secured by a Deed of Trust on the Tycom property, interest rate margin is 1.9% over the 3 month LIBOR with right of conversion after the first year (7.23% at June 30, 1999), monthly payments of principal and
interest are $16,693, due June 30, 2007 ........................................      2,249,015      2,267,479

8.33% promissory note secured by a Deed of Trust on the
Roseville property, monthly principal and interest payments are
$11,510 due July 1, 2008 .......................................................      1,435,093      1,444,161

7.375% promissory note secured by a Deed of Trust on the Corona property, monthly principal and interest payments are $7,309 due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the
Adjustment Date plus 195 basis points, but no less than the existing rate) .....        985,561        992,913

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 6 - NOTES PAYABLE (CONTINUED)

                                                                                    JUNE 30,          December 31,
                                                                                     1999                1998
------------------------------------------------------------------------------- --------------------- ------------
7.375% promissory note secured by a Deed of Trust on the Horn Road property, monthly principal and interest are $7,309, due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment
Date plus 195 basis points, but no less than the existing rate) ................        985,561        992,913

7.5% promissory note secured by a Deed of Trust on the Chino property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the
Adjustment Date plus 200 basis points, but no less than the existing rate).....         916,375        922,884

7.5% promissory note secured by a Deed of Trust on the Vacaville property, monthly principal and interest payments are $10,346 due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the
Adjustment Date plus 200 basis points, but no less than the existing rate) .....      1,386,949      1,396,798

7.50% promissory note secured by a Deed of Trust on the
Cerritos property, monthly principal and interest payments are
$9,238 due April 1, 2011 .......................................................      1,247,140           --

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 6 - NOTES PAYABLE (CONTINUED)

                                                                             JUNE 30,         December 31,
                                                                              1999                1998
---------------------------------------------------------------------- -------------------- ---------------
7.50% promissory note secured by a Deed of Trust on the Ontario property, monthly principal and interest payments are $22,390
due March 1, 2004 ....................................................        2,990,269               --

Variable rate promissory note secured by a Deed of
  Trust on the Folsom property, interest rate margin is 1.75%
  over a selected LIBOR (6.75% at June 30,
  1999), monthly payments of principal and interest
  are approximately 28,500, due September 1, 2001 ....................        4,120,610               --
---------------------------------------------------------------------- -------------------- ---------------
                                                                            $24,863,433        $16,686,668
====================================================================== ==================== ===============

The aggregate annual future maturities at June 30, 1999 and December 31, 1998 are as follows:

YEAR ENDING                                 JUNE 30, 1999            DECEMBER 31, 1998
---------------------------------------------------------------------------------------
1999 .........................              $   236,800                 $   357,041
2000 .........................                  521,766                     393,630
2001 .........................                4,526,317                     435,147
2002 .........................                  837,769                     764,545
2003 .........................                2,605,291                   2,526,325
Thereafter ...................               16,135,490                  12,209,980
                                            -----------                 -----------
   Total .....................              $24,863,433                 $16,686,668
                                            ===========                 ===========

NOTE 7 - DIVIDEND REINVESTMENT PLAN

The Company had a Dividend Reinvestment Plan (the "Plan") whereby cash dividends were at the election of the shareholders, used to purchase additional shares of the Company. The dividend reinvestment plan was terminated in April 1998.

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 8 - NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared and accrued based approximately upon the previous quarter's income from operations before depreciation and amortization.

Net Income Per Share for the six months ended June 30, 1999 and 1998 was computed using the weighted average number of outstanding shares of 2,930,707 and 2,401,836, respectively.

Dividends declared during the first six months 1999 and 1998 were as follows:

                                      OUTSTANDING                    AMOUNT                      TOTAL
RECORD DATE                              SHARES                    PER SHARE                    DIVIDEND
March 31, 1999                         2,932,762                     $0.160                     $469,242
June 30, 1999                          2,927,967                     $0.160                      468,474
                                                                                                ---------

TOTAL                                                                                           $ 937,716
                                                                                                =========

                                       OUTSTANDING                    AMOUNT                      TOTAL
  RECORD DATE                             SHARES                    PER SHARE                    DIVIDEND
  -----------                             ------                    ---------                    --------
  January 1, 1998                       2,149,404                    $ 0.0666                    $143,150
  February 1,1998                       2,345,825                      0.0666                     156,232
  March 1, 1998                         2,345,825                      0.0666                     156,232
  April 1, 1998                         2,345,825                      0.0558                     130,897
  May 1, 1998                           2,590,131                      0.0558                     144,529
  June 1, 1998                          2,888,319                      0.0558                     161,168
                                                                                                ---------

  TOTAL                                                                                         $ 892,208
                                                                                                =========

NOTE 9 - LITIGATION

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claim and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 10 - SUBSEQUENT EVENTS

(a) On July 16, 1999, the Company paid dividends totaling $468,474 ($0.160 per share), payable to shareholders of record as of June 30, 1999 (Note 8).

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

The Company is organized for the purpose of investing in, holding, and managing income-producing retail or commercial properties located in California and on the west coast of the United States. Properties have been and will be acquired for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis or eighty percent individually. The Company intended on holding each property for approximately seven to ten years.

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

The Company is operated by the Advisor, subject to the terms of the Amended Advisory Agreement dated January 1, 1992, which was renewed until June 30, 2000 by a majority vote of the shareholders, and will thereafter be renewable annually with the approval of a majority of the shareholders. The Company has no employees, and all administrative services are provided by the Advisor.

RESULTS OF OPERATIONS - 6 MONTHS ENDED JUNE 30, 1999 VS. 6 MONTHS ENDED JUNE 30, 1998

Operations for the six months ended June 30, 1998 represented a full six months of rental operations for all properties except Ontario property which was acquired on January 12, 1999, the Folsom property which was acquired on May 1, 1999.

Rental revenue increased $850,312 (51.1%) due to a full six months ownership of the Sacramento (Horn Road), Chino, Vacaville and Cerritos, properties and partial ownership of the Ontario and Folsom properties (as compared to partial or no ownership of these properties during the six months ended June 30, 1998). Interest income decreased $15,462 (24.9%) due to lower cash balances maintained in money market accounts during the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 6 MONTHS ENDED JUNE 30, 1999 VS. 6 MONTHS ENDED JUNE 30, 1998 (CONTINUED)

Operating expenses increased $15,750 (23.2%) primarily due to increases in leasing commissions, common area maintenance and property insurance during the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Interest expense increased $354,770 (75.4%) due to the additional debt incurred in connection with property acquisitions and refinancing activities. Despite the debt amounts, the Company is still below the maximum 50% aggregate debt to appraised property value ratio that is allowed by the Company's by-laws. General and administrative costs increased $519,349 (118.9%) due primarily to acquisition and refinancing fees of $682,414 expended in connection with additional property refinancing and acquisitions. Acquisition costs were previously capitalized as part of the cost of the property. The Company was required to begin expensing acquisition fees in accordance with the Emerging Issues Task Force 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions". Depreciation and amortization expense increased $7,088 (2.0%) as the result of the ownership of additional properties during 1999 as compared to 1998. Net income of $176,982 for the six months ended June 30, 1999 was $110,450 (38.4%) lower than the six months ended June 30, 1998. This decrease in net income is primarily attributable to the $682,414 of acquisition and refinancing fees expensed in connection with the additional property acquisitions, which were previously part of the cost of the property.

The average number of shares outstanding during 1999 was 2,930,707 vs. 2,401,836 in 1998. Primarily due to the expensing of $682,414 in acquisition and refinancing fees and partly because of the greater number of shares outstanding, net income per share decreased from $.12 in 1998 to $.06 in 1999. If this figure is analyzed using flow of funds - that is net income plus depreciation expense, plus adding acquisition and refinancing fees which was incurred in 1999 and 1998
- then the amount in 1999 was $.42 per share vs.
$.37 per share in 1998.

During the six months ended June 30, 1999, the Company declared dividends totaling $937,719, compared to dividends of $892,208 declared for the six months ended June 30, 1998. Cash basis income for the six months ended June 30, 1999 was $535,803. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions declared during the six months ended June 30, 1999 were $401,916 greater than cash basis net income. In comparison, distributions in the first six months of 1998 were $253,043 greater than cash basis income of $639,165. In either event, the Company continued to qualify as a REIT in 1999, and liquidity of the Company continues to be strong.

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 3 MONTHS ENDED JUNE 30, 1999 VS. 3 MONTHS ENDED JUNE 30, 1998

Operations for the three months ended June 30, 1998 represented a full quarter of rental operations for all properties except for the Folsom property which was acquired on May 1, 1999.

Rental revenue increased $507,925 (58.5%) due to a full quarter ownership of the Chino, Vacaville, Cerritos and Ontario properties and partial ownership for the Folsom property (as compared to no or partial ownership of these properties during the quarter ended June 30, 1998). Interest income decreased $1,415 (4.7%) due to lower cash balances maintained in money market accounts during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998.

Operating expenses increased $6,077 (15.6%). This increase was primarily the result of additional property insurance and property leasing commissions, offset by lower common area maintenance charges during the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998. Interest expense increased $245,777 (103.7%) due to the additional debt incurred in connection with property acquisitions and refinancing activities. Despite the debt amounts, the Company is still below the maximum 50% aggregate debt to appraised property value ratio that is allowed by the Company's by-laws. General and administrative costs increased $219,087 (62.0%) from the quarter ended June 30, 1998 to June 30, 1999, due primarily to a $166,523 (65%) increase in acquisition and refinancing fees expended in connection with additional property acquisitions. Acquisition fees were previously capitalized as part of the cost of the property. The Company was required to begin expensing acquisition fees in accordance with the Emerging Issues Task Force 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions".

Depreciation and amortization expense increased $4,935 (2.7%) from the quarter ending June 30, 1998 to June 30, 1999 as the result of the ownership of additional properties. Net income of $31,310 for the quarter ended June 30, 1999 was $2,442 (8.5%) higher than the quarter ended June 30, 1998. This increase in net income is primarily attributable to a $507,925 increase in rental revenue in connection with the acquisition of additional properties. This increase was offset by a $166,523 increase in acquisition fees expensed in connection with the additional property acquisitions, which were previously part of the cost of the property and a $245,777 increase in interest expense due to the additional debt incurred in connection with property acquisitions and refinancing activities

                        WEST COAST REALTY INVESTORS, INC.

RESULTS OF OPERATIONS - 3 MONTHS ENDED JUNE 30, 1999 VS. 3 MONTHS ENDED JUNE 30, 1998 (CONTINUED)

The average number of shares outstanding during the quarter ending June 30, 1998 was 2,929,166 vs. 2,542,525 for the quarter ending June 30, 1998. Partly because of the greater number of shares outstanding, the net income per share remained unchanged from $.01 for the quarter ended June 30, 1998 to $.01 for the quarter ended June 30, 1999. If this figure is analyzed using flow of funds - that is net income plus depreciation expense, plus adding acquisition fee expense with was incurred in 1999 and 1998 - then the amount for the quarter ended June 30, 1999 would be $.22 per share vs. $.18 per share for the quarter ended June 30, 1998.

During the quarter ended June 30, 1999, the Company declared dividends totaling $468,474, compared to dividends of $436,594 declared for the quarter ended June 30, 1998. Cash basis income for the quarter ended June 30, 1999 was $218,710. This was derived by adding depreciation and amortization expense to net income. Thus, dividends declared during the quarter ended June 30, 1999 were $249,764 greater than cash basis net income. In comparison, dividends declared for the quarter ended June 30, 1998 were $225,261 greater than cash basis income of $211,333. In either event, the Company continued to qualify as a REIT in 1999, and liquidity of the Company continues to be strong.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, the Company declared dividends totaling $937,716, compared to the six months ended June 30, 1998, when the Company declared dividends totaling $892,208. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

The Company has used the net proceeds from its offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company. Since the fourth and latest offering expired on April 22, 1998, the Company did not raise additional net proceeds as the result of the sale of shares for the six months ended June 30, 1999. In contrast, during the six months ended June 30, 1998, the Company raised $6,394,114 in net proceeds as the result of the sale of shares from its fourth offering.

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

The first factor refers to the risk of the Company's investments. At June 30, 1999, the Company's excess funds were invested in a short-term money market fund. The Company acquires rental property either entirely for cash or with moderate financing. During the six months ended June 30, 1999, notes payable pertaining to property acquisitions by the Company increased by $8,375,870, while cash used in principal repayments of notes totaled $199,105. Although the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2001 through 2011. The Company is aware that the balloon payments must be avoided through refinancing of the loans or the sale of the property(ies) in order to protect the interests of the Company's shareholders. Furthermore, most of the properties' tenants are nationally known retailers or well-established businesses under long-term leases.

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

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The third factor refers to operating cycle. The Company was liquid at June 30, 1999 since the Company is still in the "operating" stage. Virtually all funds raised were invested in short-term money market funds. At June 30, 1999, the Company has allocated approximately $450,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $468,000 of cash held pending dividend distribution to the investors, $178,000 of cash to be paid for current mortgage and accounts payable commitments, $428,000 in tenant security deposits and prepaid rents, and the balance-approximately $685,000-expected to be invested in future property acquisitions. The Company's operations generated $535,803 in net operating cash flow during the six months ended June 30, 1999 (net income plus depreciation and amortization expense). Thus, the Company is generating significant amounts of cash flow and could withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

CASH FLOWS - JUNE 30, 1999 VS. JUNE 30, 1998

Cash resources decreased $2,385,414 during the six months ended June 30, 1999 compared to a $1,851,554 increase in cash resources for the six months ended June 30 1998. Cash provided by operating activities amounted to $479,406 with the largest contributor being $535,803 in cash basis net income for the six months ended June 30, 1999. In contrast, the six months ended June 30, 1998 provided $733,552 in cash from operating activities due primarily to $639,075 in cash basis net income.

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS - JUNE 30, 1999 VS. JUNE 30, 1998 (CONTINUED)

The sole use of cash in investing activities for the six months ended June 30, 1998 was $10,625,919 expended for the acquisition of two additional properties located in Ontario and Folsom, California. In contrast, the six months ended June 30, 1998 used $6,743,346 in cash for investing in connection with the acquisition of two additional properties located in Corona and Vacaville, California. For the six months ended June 30, 1999, financing activities provided an additional $7,761,099 due to $8,375,870 in financing obtained in connection with the acquisition of the Cerritos, Ontario and Folsom, California properties, offset by dividends paid of $469,242, repayments on notes payable of $199,105, repurchase of treasury stock of $47,812 and an increase in loan origination fees of $43,996. In contrast, for the six months ended June 30, 1998, financing activities provided an additional $7,861,348 via the sale of additional shares in the Company ($6,394,114 in net proceeds), plus $2,000,000 due to the refinancing of purchased income-producing properties located in Corona and Sacramento, California, less dividends paid of $455,614, less repayments on notes payable of $126,531 and less in increase in loan origination fees of $59,737.

CASH FLOWS - JUNE 30, 1998 VS. JUNE 30, 1997

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

                                OTHER INFORMATION


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

The U.S. Department of Justice, Civil Rights Division ("DOJ") filed a Motion to Invervene in the case on March 1, 1999. DOJ has sued Sanborn Theaters only and preliminary discussions have been held between the DOJ and Sanborn. Sanborn intends to vigorously defend the allegations contained in the lawsuit. On June 9, 1999, all parties stipulated to a stay of the present case until resolution of a similar case, entitled U.S.A v. AMC Entertainment, Inc. and American Multi-Cinema, Inc. CV-99-01034-MMM(SHx), also filed in the U.S. District Court for the Central District of California. The Company believes that the lawsuit will not have a material impact on the Company's continuing operations or overall financial condition.

ITEM 2.     CHANGES IN SECURITIES

             None

                        WEST COAST REALTY INVESTORS, INC.

                                     PART II

                          OTHER INFORMATION (CONTINUED)



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


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WEST COAST REALTY INVESTORS, INC.
                                                     (Registrant)


Date: August 10, 1999                      /s/ W. THOMAS MAUDLIN, JR.
                                    -------------------------------------------
                                               W. THOMAS MAUDLIN, JR.
                                        (Director, President and Principal
                                                 Executive Officer)



Date: August 10, 1999                         /s/ JOHN R. LINDSEY
                                    -------------------------------------------
                                                  JOHN R. LINDSEY
                                            (Vice President/Treasurer,
                                         Principal Financial Officer, and
                                           Principal Accounting Officer)