Form 10-Q
period 1999-09-30
WEST COAST REALTY INVESTORS INC
filed 1999-11-15
CIK 858346

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   (Mark One)
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999
                                               ------------------

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                         Commission file number 0-24594

                        WEST COAST REALTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               95-4246740
     (State or other Jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                        5933 W. CENTURY BLVD. 9TH, FLOOR
                          LOS ANGELES, CALIFORNIA 90045
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 670-0800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,927,967 SHARES OUTSTANDING AS OF NOVEMBER 15, 1999.

                        WEST COAST REALTY INVESTORS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                          PAGE NO.
                                                                          --------
Item 1. Consolidated Financial Statements

        Balance Sheets -
          September 30, 1999 and December 31, 1998                           3

        Statements of Stockholders' Equity -
          Nine Months Ended September 30, 1998 and 1999                      4

        Statements of Income -
          Three Months and Nine Months Ended
          September 30, 1998 and 1999                                        5

        Statements of Cash Flows -
          Nine Months Ended September 30, 1998 and 1999                      6

        Summary of Accounting Policies                                       7

        Notes to Financial Statements                                        9

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   27

Item 2. Changes in Securities                                               27

Item 3. Defaults Upon Senior Securities                                     27

Item 4. Submission of Matters to a Vote of Security Holders                 27

Item 5. Other Information                                                   27

Item 6. Exhibit and Reports on Form 8-K                                     27

                          PART I. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                        WEST COAST REALTY INVESTORS, INC.

                                 BALANCE SHEETS

                                                      SEPTEMBER 30, 1999    December 31, 1998
                                                      ------------------    -----------------
                                                         (UNAUDITED)
ASSETS
Rental real estate, less accumulated
   depreciation (Note 1)                                 $ 45,965,888         $ 35,870,984
Cash and cash equivalents                                   2,297,136            4,594,587
Deferred rent                                                 547,666              426,878
Loan origination fees, net of accumulated
amortization of $94,151 and $71,084                           237,246              217,316
Other assets (Note 2)                                         279,382              145,907
                                                         ------------         ------------
TOTAL ASSETS                                             $ 49,327,318         $ 41,255,672
                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable                                         $     37,958         $     34,542
Due to related party(Note 4(e))                                74,144               56,349
Dividends payable (Notes 7 and 9)                             468,474                   --
Security deposits and prepaid rent                            418,165              324,041
Other liabilities                                             192,954              119,792
Notes payable (Note 5)                                     24,742,509           16,686,668
                                                         ------------         ------------
TOTAL LIABILITIES                                          25,934,204           17,221,392
COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares authorized,
5,000,000 shares issued, 2,927,967 and 2,932,762
shares outstanding in 1999 and 1998, respectively              29,280               29,328
Additional paid-in capital                                 26,665,739           26,495,731
Dividends in excess of retained earnings (Note 7)          (3,301,905)          (2,490,779)
                                                         ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                 23,393,114           24,034,280
                                                         ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 49,327,318         $ 41,255,672
                                                         ============         ============

                See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

                                                                                                             DIVIDENDS IN
                                                                                          ADDITIONAL          EXCESS OF
                                                          COMMON           STOCK            PAID-IN            RETAINED
                                                          SHARES           AMOUNT           CAPITAL            EARNINGS
                                                        ----------        --------        ------------       ------------
BALANCE AT DECEMBER 31, 1998                             2,932,762        $ 29,328        $ 26,495,731        $(2,490,779)

Treasury stock                                              (4,795)            (48)            (47,764)                --

Equity contribution by Affiliates through expense
reimbursements (Note 4(f))                                      --              --             217,772                 --

Net income                                                      --              --                  --            595,065

Dividends declared (Note 7)                                     --              --                  --         (1,406,191)
                                                        ----------        --------        ------------        -----------
BALANCE AT SEPTEMBER 30, 1999                            2,297,967        $ 29,280        $ 26,665,739        $(3,301,905)
                                                        ==========        ========        ============        ===========

                NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

                                                                                                              DIVIDENDS IN
                                                                                           ADDITIONAL          EXCESS OF
                                                           COMMON           STOCK            PAID-IN            RETAINED
                                                           SHARES           AMOUNT           CAPITAL            EARNINGS
                                                         ----------        --------        ------------       ------------
BALANCE AT DECEMBER 31, 1997                              2,163,561        $ 21,635        $ 19,313,678        $(1,482,350)

Treasury stock                                              (15,678)           (157)           (156,619)                --

Issuance of stock, net                                      784,879           7,850           7,313,242                 --

Equity contribution by Affiliates through
expense reimbursements (Note 4(f))                               --              --             181,675                 --

Net income                                                       --              --                  --            521,038

Dividends declared (Note 7)                                      --              --                  --         (1,332,122)
                                                         ----------        --------        ------------        -----------
BALANCE AT SEPTEMBER 30, 1998                             2,932,762        $ 29,328        $ 26,651,976        $(2,293,434)
                                                         ==========        ========        ============        ===========

                See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                           THREE MONTHS       Three Months        NINE MONTHS       Nine Months
                                               ENDED             Ended              ENDED              Ended
                                           SEPTEMBER 30,      September 30,      SEPTEMBER 30,     September 30,
                                               1999               1998               1999               1998
                                           -------------      -------------      -------------     -------------
REVENUES
  Rental                                    $1,336,411         $  920,421         $3,769,539         $2,583,683
  Interest                                      24,392             67,371             71,003            129,445
                                            ----------         ----------         ----------         ----------
                                             1,360,803            987,792          3,840,542          2,713,128
                                            ----------         ----------         ----------         ----------
COSTS AND EXPENSES
  Operating                                     65,567             45,968            130,815            113,728
  Property taxes                                50,093             28,201            119,991             79,827
  Property management
    fees-related party (Note 4 (d))             52,994             32,627            142,259             91,911
  Interest                                     487,540            312,311          1,313,080            783,082
  General and administrative                    91,266            146,575            985,251            583,395
  Depreciation and amortization                195,260            188,414            554,081            540,147
                                            ----------         ----------         ----------         ----------
                                               942,720            754,096          3,245,477          2,192,090
                                            ----------         ----------         ----------         ----------
NET INCOME                                  $  418,083         $  233,696         $  595,065         $  521,038
                                            ==========         ==========         ==========         ==========
NET INCOME PER SHARE (NOTE 7)               $      .14         $      .08         $      .20         $      .20
                                            ==========         ==========         ==========         ==========

                See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS           Nine Months
                                                                            ENDED                  Ended
                                                                      SEPTEMBER 30, 1999    September 30, 1998
                                                                      ------------------    ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $    595,065          $    521,038
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization                                                 531,014               527,322
Interest expense due to amortization of loan origination fees                  23,067                12,825
Increase (decrease) from changes in:
Deferred rent receivable                                                     (120,788)             (100,446)
Other assets                                                                 (133,475)             (163,992)
Accounts payable                                                                3,416              (105,545)
Due to related party                                                           17,795                79,368
Security deposits and prepaid rent                                             94,124               (36,411)
Other liabilities                                                              73,162                15,305
                                                                         ------------          ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   1,083,380               749,464
                                                                         ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental real estate                                           (10,625,919)           (6,743,346)
                                                                         ------------          ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (10,625,919)           (6,743,346)
                                                                         ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                                        --             7,164,296
Repurchase of treasury stock                                                  (47,812)                   --
Equity contribution by Affiliates through expense reimbursements              217,772               181,675
Dividends paid                                                               (937,716)             (892,208)
Proceeds from notes payable                                                 8,375,870             4,375,000
Payments on notes payable                                                    (320,030)             (199,470)
Increase in loan origination fees                                             (42,996)             (115,631)
                                                                         ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   7,245,088            10,513,662
                                                                         ------------          ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (2,297,451)            4,519,780

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              4,594,587             2,099,857
                                                                         ------------          ------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                $  2,297,136          $  6,619,637
                                                                         ============          ============

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

PRESENTATION OF INTERIM INFORMATION

In the opinion of the Advisor of West Coast Realty Investors, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the three and nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1998.

                        WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES

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

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 1 - RENTAL PROPERTIES
The Company owns the following income-producing properties:

                                                                          Original
                                                                         Acquisition
Location (Property Name)                            Date Purchased          Cost
------------------------                          -----------------      -----------
Huntington Beach, California (Blockbuster)        February 26, 1991      $ 1,676,210
Fresno, California                                   May 14, 1993          1,414,893
Huntington Beach, California (OPTO-22)            September 15,1993        2,628,985
Riverside, California                             November 29, 1994        3,655,500
Tustin, California (Safeguard)                       May 22, 1995          4,862,094
Fremont, California (Technology Drive)             October 31, 1995        3,747,610
Sacramento, California (Java City)                  August 2, 1996         1,828,500
Irvine, California (Tycom)                         January 17, 1997        4,907,440
Roseville, California (Applebee's)                 October 31, 1997        1,976,484
Corona, California                                December 31, 1997        1,904,452
Sacramento, California (Horn Road)                 January 15, 1998        2,141,200
Chino, California                                   April 19, 1998         1,859,338
Vacaville, California                                May 20, 1998          2,735,308
Cerritos, California                              December 23, 1998        2,314,569
Ontario, California                                January 12, 1999        4,614,964
Folsom, California                                   May 1, 1999           6,010,955

The major categories of property are:


                                                  SEPTEMBER 30,    December 31,
                                                      1999             1998
                                                  ------------     ------------
Land                                              $ 16,318,836     $ 12,576,130
Buildings and improvements                          31,959,666       25,076,453
                                                  ------------     ------------
                                                    48,278,502       37,652,583
Less accumulated depreciation                       (2,312,614)      (1,781,599)
                                                  ------------     ------------
Net rental properties                             $ 45,965,888     $ 35,870,984
                                                  ============     ============

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 1 - RENTAL PROPERTIES (CONTINUED)

A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

Two tenants accounted for 11.7% and 11.2% of total rental revenue for the nine months ended September 30, 1999.

Four tenants accounted for 19%, 16%, 13%, and 13% of total rental revenue for the nine months ended September 30, 1998.

Four tenants accounted for 20%, 16%, 16%, and 15% of total rental revenue for the nine months ended September 30, 1997;

NOTE 2 - OTHER ASSETS

Other assets consists of the following:

                                           SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                           ------------------     -----------------
Rent receivable                                $203,977                 $     --
Leasing commissions                              35,282                       --
Deposits and prepaid expenses                    40,123                  145,907
                                               --------                 --------
Total Other Assets                             $279,382                 $145,907
                                               ========                 ========

NOTE 3 - FUTURE MINIMUM RENTAL INCOME

As of September 30, 1999 and December 31, 1998, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

                                                SEPTEMBER 30, 1999      DECEMBER 31,1998
                                                ------------------      ----------------
         1999 ................................      $ 1,433,101          $ 4,331,729
         2000 ................................        5,020,425            4,359,497
         2001 ................................        4,755,052            4,080,478
         2002 ................................        4,209,103            3,625,884
         2003 ................................        3,591,498            3,007,277
         Thereafter ..........................       16,287,487           14,537,356
                                                    -----------          -----------
         Total ...............................      $35,296,666          $33,942,221
                                                    ===========          ===========

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998(UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 4 - RELATED PARTY TRANSACTIONS

Sales commissions and wholesaling fees, representing 7% of the gross proceeds from the sale of common shares, were paid to Associated Securities Corp. ("ASC"), a member of the National Association of Securities Dealers, Inc. ("NASD") and an affiliate of the Advisor.

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At September 30, 1999 the Advisor owned 22,556 shares of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

During the periods presented, the Company had the following related party transactions:

         (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                          NINE MONTHS ENDED   FOR THE YEAR ENDED
                                          SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                          ------------------  ------------------
Syndication fees                               $     --            $225,176
Acquisition fees and financing fees             682,414             639,398
Overhead expenses                                18,000              24,000
                                               --------            --------
                                               $700,414            $888,574
                                               ========            ========

         (b) At September 30, 1999 and December 31, 1998, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

         (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $0 for the nine months ended September 30, 1999 and $422,510 for the nine months ended September 30, 1998.

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

         (d) Property management fees earned by WCRM totaled $52,994 and $32,627 for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, WCRM earned $142,259 and $91,911, respectively, in property management fees.

         (e) The Corporation had related party accounts payable as follows:

                                        SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                        ------------------    -----------------
Associated Securities Corp.                  $15,150              $16,697
West Coast Realty Management                  52,994               33,652
West Coast Realty Advisors                     6,000                6,000
                                             -------              -------
                                             $74,144              $56,349
                                             =======              =======

         (f) Advisory fees earned by WCRA totaled $217,772 and $196,675 for the nine months ended September 30, 1999 and 1998, respectively. WCRA waived collection of $217,772, (or 100%) and $181,675, (or 92%) respectively, of these fees which are included in additional paid-in capital.

                       WEST COAST REALTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                             AND DECEMBER 31, 1998


NOTE 5 - NOTES PAYABLE

                                                                                     SEPTEMBER 30,      December 31,
                                                                                         1999              1998
                                                                                     -------------      ------------
8.25% promissory note secured by a Deed of Trust on the Blockbuster property, interest rate adjusted to the 5-year Treasury rate plus 350 basis points on
  February 1, 1999, monthly principal and interest payments are $4,934, due
  February 1, 2004 ................................................................    $ 531,447         $ 542,584

8.25% promissory note secured by a Deed of Trust on the Fresno Property, monthly
  principal and interest payments are $5,244 due August 1, 2003 ...................      593,576           603,662

Variable rate promissory note secured by a Deed of Trust on the OPTO-22 property, interest rate adjustments are monthly and are based on the 11th
  District cost of funds rate plus 3% (7.963% at June 30, 1999), and may never go below 6.5% or above 11.0%, monthly principal and interest  payments are
  $12,794 due October 1, 2003 .....................................................    1,647,733         1,668,449

8.25% promissory note secured by a Deed of Trust on the Riverside property,
  monthly principal and interest payments are $9,988, due November 8, 2004 ........    1,146,910         1,156,264

9.625% promissory note secured by a Deed of Trust on the Safeguard property,
  monthly principal and interest payments are $24,191, due February 1, 2005 .......    1,896,024         1,973,724

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998


NOTE 5 - NOTES PAYABLE (CONTINUED)

                                                                                     SEPTEMBER 30,      December 31,
                                                                                         1999              1998
                                                                                     -------------      ------------
8.24% promissory note secured by a Deed of Trust on the Fremont property, interest rate equaled the 20-year Treasury rate plus 1.65% at loan closing, monthly principal and interest payments are currently $18,898, due
  August 1, 2015 ..................................................................    1,992,680         2,036,273

10% promissory note secured by a Deed of Trust on the Java City property,
  monthly principal and interest payments are $3,413, due November 1, 2001 ........      314,625           321,124

8% promissory note secured by a Deed of Trust on the Java City property, monthly
  principal and interest payments are $3,126, due June 1, 2018 ....................      361,200           367,440

Variable rate promissory note secured by a Deed of Trust on the Tycom property, interest rate margin is 1.9% over the 3 month LIBOR with right of conversion after the first year (7.23% at June 30, 1999), monthly payments of principal
  and interest are $16,693, due June 30, 2007 .....................................    2,239,530         2,267,479

8.33% promissory note secured by a Deed of Trust on the Roseville property,
  monthly principal and interest payments are $11,510 due July 1, 2008 ............    1,430,416         1,444,161

7.375% promissory note secured by a Deed of Trust on the Corona property, monthly principal and interest payments are $7,309 due June 1, 2011
  (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less
  than the existing rate) .........................................................      981,782           992,913

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 5 - NOTES PAYABLE (CONTINUED)

                                                                                     SEPTEMBER 30,      December 31,
                                                                                         1999              1998
                                                                                     -------------      ------------
7.375% promissory note secured by a Deed of Trust on the Horn Road property, monthly principal and interest are $7,309, due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the
  existing rate) ..................................................................      981,782           992,913

7.5% promissory note secured by a Deed of Trust on the Chino property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less
  than the existing rate) .........................................................      913,028           922,884

7.5% promissory note secured by a Deed of Trust on the Vacaville property, monthly principal and interest payments are $10,346 due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less
  than the existing rate) .........................................................    1,381,885         1,396,798

7.50% promissory note secured by a Deed of Trust on the Cerritos property,
  monthly principal and interest payments are $9,238 due April 1, 2011 ............    1,242,783                --

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 5 - NOTES PAYABLE (CONTINUED)

                                                                                     SEPTEMBER 30,    December 31,
                                                                                         1999             1998
                                                                                     -------------    ------------
7.50% promissory note secured by a Deed of Trust on the Ontario property,
  monthly principal and interest payments are $22,390 due March 1, 2004 ...........    2,982,278                --

Variable rate promissory note secured by a Deed of Trust on the Folsom property, interest rate margin is 1.75% over a selected LIBOR (6.75% at June 30, 1999), monthly payments of principal and interest are approximately 28,500, due
  September 1, 2001 ...............................................................    4,104,830                --
                                                                                     -----------       -----------
                                                                                     $24,742,509       $16,686,668
                                                                                     ===========       ===========

The aggregate annual future maturities at September 30, 1999 and December 31, 1998 are as follows:

         YEAR ENDING                           SEPTEMBER 30, 1999      DECEMBER 31, 1998
         -----------                           ------------------      -----------------
         1999 ...............................     $   115,876            $   357,041
         2000 ...............................         521,766                393,630
         2001 ...............................       4,526,317                435,147
         2002 ...............................         837,769                764,545
         2003 ...............................       2,605,291              2,526,325
         Thereafter .........................      16,135,490             12,209,980
                                                  -----------            -----------
            Total ...........................     $24,742,509            $16,686,668
                                                  ===========            ===========

NOTE 6 - DIVIDEND REINVESTMENT PLAN

The Company had a Dividend Reinvestment Plan (the "Plan") whereby cash dividends were at the election of the shareholders, used to purchase additional shares of the Company. The dividend reinvestment plan was terminated in April 1998.

                        WEST COAST REALTY INVESTORS, INC
 .
                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 7 - NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared and accrued based approximately upon the previous quarter's income from operations before depreciation and amortization.

Net Income Per Share for the nine months ended September 30, 1999 and 1998 was computed using the weighted average number of outstanding shares of 2,929,885 and 2,561,114, respectively.

Dividends declared during the first nine months 1999 and 1998 were as follows:

                                   OUTSTANDING          AMOUNT          TOTAL
  RECORD DATE                         SHARES          PER SHARE        DIVIDEND
  -----------                      -----------        ---------       ----------
  March 31, 1999                    2,932,762           $0.160        $  469,243
  June 30, 1999                     2,927,967           $0.160           468,474
  September 30, 1999                2,927,967           $0.160           468,474
                                                                      ----------
  TOTAL                                                               $1,406,191
                                                                      ==========

                                    OUTSTANDING         AMOUNT           TOTAL
  RECORD DATE                          SHARES          PER SHARE        DIVIDEND
  -----------                       -----------        ---------      -----------
  January 1, 1998                    2,149,404          $0.0666       $  143,150
  February 1, 1998                   2,345,825           0.0666          156,232
  March 1, 1998                      2,345,825           0.0666          156,232
  April 1, 1998                      2,345,825           0.0558          130,897
  May 1, 1998                        2,590,131           0.0558          144,529
  June 1, 1998                       2,888,319           0.0558          161,168
  September 30, 1998                 2,932,762           0.1500          439,914
                                                                      ----------
  TOTAL                                                               $1,332,122
                                                                      ==========

NOTE 8 - LITIGATION

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

                        WEST COAST REALTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                              AND DECEMBER 31, 1998

NOTE 9 - SUBSEQUENT EVENTS

(a) On October 22, 1999, the Company paid dividends totaling $468,474 ($0.160 per share), payable to shareholders of record as of September 30, 1999 (Note 7).

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

RESULTS OF OPERATIONS - 9 MONTHS ENDED SEPTEMBER 30, 1999 VS. 9 MONTHS ENDED SEPTEMBER 30, 1998

Operations for the nine months ended September 30, 1999 represented a full nine months of rental operations for all properties except Ontario property which was acquired on January 12, 1999 and the Folsom property which was acquired on May 1, 1999.

Rental revenue increased $1,185,856 (45.9%) due to a full nine months ownership of the Sacramento (Horn Road), Chino, Vacaville and Cerritos, properties and partial ownership of the Ontario and Folsom properties (as compared to partial or no ownership of these properties during the nine months ended September 30,
1998). Interest income decreased $58,442 (45.1%) due to lower cash balances maintained in money market accounts during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 9 MONTHS ENDED SEPTEMBER 30, 1999 VS. 9 MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

Operating expenses increased $17,087 (15.0%) primarily due to increases in leasing commissions, common area maintenance and property insurance during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Interest expense increased $529,998 (67.7%) due to the additional debt incurred in connection with property acquisitions and refinancing activities. Despite the debt amounts, the Company is still below the maximum 50% aggregate debt to appraised property value ratio that is allowed by the Company's by-laws. General and administrative costs increased $401,856 (68.9%) due primarily to acquisition and refinancing fees of $682,414 expended in connection with additional property refinancing and acquisitions. Acquisition costs were previously capitalized as part of the cost of the property. The Company was required to begin expensing acquisition fees in accordance with the Emerging Issues Task Force 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions". Depreciation and amortization expense increased $13,934 (2.6%) as the result of the ownership of additional properties during 1999 as compared to 1998. Net income of $595,065 for the nine months ended September 30, 1999 was $74,027 (14.2%) higher than the nine months ended September 30, 1998. This increase in net income is primarily attributable to the increased revenue in connection with the acquisition of additional properties, offset by $682,414 of acquisition and refinancing fees expensed in connection with the additional property acquisitions, which were previously part of the cost of the property.

The average number of shares outstanding during 1999 was 2,929,885 vs. 2,561,114 in 1998. Primarily due to the expensing of $682,414 in acquisition and refinancing fees and partly because of the greater number of shares outstanding, net income per share remained unchanged at $.20 for the nine months ended September 30, 1999 and 1998. If this figure is analyzed using flow of funds - that is net income plus depreciation expense, plus adding acquisition and refinancing fees which was incurred in 1999 and 1998 - then the amount in 1999 was $.63 per share vs. $.53 per share in 1998.

During the nine months ended September 30, 1999, the Company declared dividends totaling $1,406,191, compared to dividends of $1,332,122 declared for the nine months ended September 30, 1998. Cash basis income for the nine months ended September 30, 1999 was $1,149,146. This was derived by adding depreciation and amortization expense to net income. Thus, cash dividends declared during the nine months ended September 30, 1999 were $257,045 greater than cash basis net income. In comparison, cash dividends declared in the first nine months of 1998 were $270,937 greater than cash basis income of $1,061,185. In either event, the Company continued to qualify as a REIT in 1999, and liquidity of the Company continues to be strong.

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 3 MONTHS ENDED SEPTEMBER 30, 1999 VS. 3 MONTHS ENDED SEPTEMBER 30, 1998

Operations for the three months ended September 30, 1999 represented a full quarter of rental operations for all properties.

Rental revenue increased $415,990 (45.2%) due to a full quarter ownership of the Cerritos, Ontario and Folsom properties during the quarter ended September 30, 1999 (as compared to no or partial ownership of these properties during the quarter ended September 30, 1998). Interest income decreased $42,979 (63.8%) due to lower cash balances maintained in money market accounts during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.

Operating expenses increased $19,599 (42.6%). This increase was primarily the result of additional property insurance and property leasing commissions, offset by lower common area maintenance charges during the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. Interest expense increased $175,229 (56.1%) due to the additional debt incurred in connection with property acquisitions and refinancing activities. Despite the debt amounts, the Company is still below the maximum 50% aggregate debt to appraised property value ratio that is allowed by the Company's by-laws. General and administrative costs decreased $55,309 (37.7%) from the quarter ended September 30, 1998 to September 30, 1999, due primarily to a $43,750 decrease in acquisition and refinancing fees expended in connection with additional property acquisitions. Acquisition fees were previously capitalized as part of the cost of the property. The Company was required to begin expensing acquisition fees in accordance with the Emerging Issues Task Force 97-11 "Accounting for Internal Costs Relating to Real Estate Property Acquisitions".

Depreciation and amortization expense increased $6,846 (3.6%) from the quarter ended September 30, 1998, compared to the quarter ended September 30, 1999 due to the ownership of additional properties in 1999. Net income of $418,083 for the quarter ended September 30, 1999 was $184,387 (78.9%) higher than the quarter ended September 30, 1998. This increase in net income is primarily attributable to a $415,990 increase in rental revenue in connection with the acquisition of additional properties, offset by a $175,229 increase in interest expense due to the additional debt incurred in connection with property acquisitions and refinancing activities.

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 3 MONTHS ENDED SEPTEMBER 30, 1999 VS. 3 MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

The average number of shares outstanding during the quarter ending September 30, 1999 was 2,927,967 vs. 2,921,651 for the quarter ending September 30, 1998. Despite the greater number of shares outstanding, the net income per share increased from $.08 for the quarter ended September 30, 1998 to $.14 for the quarter ended September 30, 1999. If this figure is analyzed using flow of funds
- that is net income plus depreciation expense, plus adding acquisition fee expense which was incurred in the third quarter 1998 - then the amount for the quarter ended September 30, 1999 would be $.21 per share vs. $.16 per share for the quarter ended September 30, 1998.

During the quarter ended September 30, 1999, the Company declared dividends totaling $468,474, compared to dividends of $439,914 declared for the quarter ended September 30, 1998. Cash basis income for the quarter ended September 30, 1999 was $613,343. This was derived by adding depreciation and amortization expense to net income. Thus, dividends declared during the quarter ended September 30, 1999 were $144,868 less than cash basis net income. In comparison, dividends declared for the quarter ended September 30, 1998 were $17,804 greater than cash basis income of $422,110. In either event, the Company continued to qualify as a REIT in 1999, and liquidity of the Company continues to be strong.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, the Company declared dividends totaling $1,406,191, compared to the nine months ended September 30, 1998, when the Company declared dividends totaling $1,332,122. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

The Company has used the net proceeds from its offerings to purchase additional income-producing properties and to add to the cash reserve balances of the Company. Since the fourth and latest offering expired on April 22, 1998, the Company did not raise additional net proceeds as the result of the sale of shares for the nine months ended September 30, 1999. In contrast, during the nine months ended September 30, 1998, the Company raised $7,164,296 in net proceeds as the result of the sale of shares from its fourth offering.

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

The first factor refers to the risk of the Company's investments. At September 30, 1999, the Company's excess funds were invested in a short-term money market fund. The Company acquires rental property either entirely for cash or with moderate financing. During the nine months ended September 30, 1999, notes payable pertaining to property acquisitions by the Company increased by $8,375,870, while cash used in principal repayments of notes totaled $320,030. Although the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2001 through 2011. The Company is aware that the balloon payments must be avoided through refinancing of the loans or the sale of the property(ies) in order to protect the interests of the Company's shareholders. Furthermore, most of the properties' tenants are nationally known retailers or well-established businesses under long-term leases.

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

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The third factor refers to operating cycle. The Company was liquid at September 30, 1999 since the Company is still in the "operating" stage. Virtually all funds raised were invested in short-term money market funds. At September 30, 1999, the Company has allocated approximately $450,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $468,000 of cash held pending dividend distribution to the investors, $178,000 of cash to be paid for current mortgage and accounts payable commitments, $418,000 in tenant security deposits and prepaid rents, and the balance-approximately $783,000-expected to be invested in future property acquisitions. The Company's operations generated $1,149,146 in net operating cash flow during the nine months ended September 30, 1999 (net income plus depreciation and amortization expense). Thus, the Company is generating significant amounts of cash flow and could withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

CASH FLOWS - SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998

Cash resources decreased $2,297,451 during the nine months ended September 30, 1999 compared to a $4,519,780 increase in cash resources for the nine months ended September 30 1998. Cash provided by operating activities amounted to $1,083,380 with the largest contributor being $1,149,146 in cash basis net income for the nine months ended September 30, 1999. In contrast, the nine months ended September 30, 1998 provided $749,464 in cash from operating activities with the largest contributor being $1,061,185 in cash basis net income.

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS - SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998 (CONTINUED)

The sole use of cash in investing activities for the nine months ended September 30, 1999 was $10,625,919 expended for the acquisition of two additional properties located in Ontario and Folsom, California. In contrast, the nine months ended September 30, 1998 used $6,743,346 in cash for investing in connection with the acquisition of three additional properties located in Sacramento (Horn Rd.), Chino and Vacaville, California. For the nine months ended September 30, 1999, financing activities provided an additional $7,245,088 due to $8,375,870 in financing obtained in connection with the acquisition of the Cerritos, Ontario and Folsom, California properties, offset by dividends paid of $937,716, repayments on notes payable of $320,030, repurchase of treasury stock of $47,812 and an increase in loan origination fees of $42,996. In contrast, for the nine months ended September 30, 1998, financing activities provided an additional $10,513,662 via the sale of additional shares in the Company ($7,164,296 in net proceeds), plus $4,375,000 due to the refinancing of purchased income-producing properties located in Corona, Sacramento, Roseville and Chino, California, less dividends paid of $892,208, less repayments on notes payable of $199,470 and less in increase in loan origination fees of $115,631.

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

                           PART II - OTHER INFORMATION

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

              -  Exhibit 27 - Financial Data Schedule

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

                                           WEST COAST REALTY INVESTORS, INC.
                                                     (Registrant)


Date: November 15, 1999                        /s/ W. THOMAS MAUDLIN JR.
                                          ----------------------------------
                                                 W. THOMAS MAUDLIN JR.
                                               (Director, President and
                                             Principal Executive Officer)

Date: November 15, 1999                           /s/ JOHN R. LINDSEY
                                          ----------------------------------
                                                    JOHN R. LINDSEY
                                              (Vice President/Treasurer,
                                           Principal Financial Officer, and
                                             Principal Accounting Officer)