Form 10-K405
period 1999-12-31
WEST COAST REALTY INVESTORS INC
filed 2000-03-30
CIK 858346

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark One)

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         COMMISSION FILE NUMBER 0-24594

                        WEST COAST REALTY INVESTORS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  95-4246740
               --------                                  ----------
     State or other jurisdiction of                    (IRS Employer
     incorporation or organization                     Identification)

         5933  WEST CENTURY BLVD., 9TH FLOOR, LOS ANGELES, CA 90045-5454
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
        Registrant's telephone number, including area code (310) 670-0800

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
            NONE                                       NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      SHARES OF COMMON STOCK $.01 PAR VALUE
                      -------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,927,967 shares outstanding, as of March 17, 2000.

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

     The Company is organized for the purpose of investing in, holding, and managing income-producing retail, commercial and industrial properties located primarily in California and on the west coast of the United States. Properties have been and will be acquired for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually.

The Company's principal goals are to:

        1. Invest in properties which will preserve and protect capital;

        2. Provide shareholders with cash dividends, a portion of which will not constitute taxable income; and

        3. Provide capital gains through potential appreciation of properties;

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

     The Company is managed by the Advisor, subject to the terms of the Amended Advisory Agreement dated January 1, 1992, which was renewed until June 30, 2000 by a majority vote of the shareholders, and will thereafter be renewable annually with the approval of a majority of the shareholders. The Company has no employees, and administrative services are provided by the Advisor, subject to the terms of the Amended Advisory Agreement.

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

The Building was originally acquired for cash in 1991 for a total acquisition cost of $1,676,210. In February 1994, the Company financed the Building by incurring mortgage debt secured by the Building for $600,000. The loan is amortized over a twenty-five year period and is due February 1, 2004. The monthly payment is currently $4,934 per month with a current interest rate of 8.25%.

The building and improvements are depreciated over 31.5 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by West Coast Realty Management, Inc. ("WCRM" or "the Property Manager"), an affiliate of the Company.

The building is 100% occupied by one tenant, Blockbuster Video, through 2001, on a triple net lease. The tenant's lease calls for rental payments of $13,416 per month for the remaining years of the lease. This is equivalent to $2.58 per rentable square foot. This lease requires the tenant to pay insurance, taxes, maintenance, and all other operating costs. The Advisor believes the tenant has the ability to meet its lease obligation.

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

     The Fresno Building is 67% occupied by Wherehouse Entertainment, Inc. ("The Wherehouse" - a music and video retailer). The remaining 33% of the building is available for lease.

The Wherehouse is dependent upon the vitality of the consumer market in the general area. Although there are other shopping centers in the area, being located in a densely populated area north of downtown Fresno, and near a large community college, the high daily traffic count provides a large customer base for all the retail and service businesses in the general area.

The Wherehouse entered into a ten year lease which commenced April 1, 1993 and was to continue through March 31, 2003. The Wherehouse occupies approximately 6,000 square feet of the Fresno Building.

As possible additional rent, The Wherehouse was scheduled to pay the Company 3% of gross sales after applying a formula that involves recapture of rent and expenses that The Wherehouse would pay as a triple net lease tenant. There were no amounts due on this additional rent through December 31, 1999.

On August 2, 1995, The Wherehouse filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Wherehouse continued to pay its rent under the terms of the original lease through January 1997. In November 1996, the Company and The Wherehouse agreed to the terms of a new lease. Under the terms of the First Amendment to Lease (the "Amendment") dated November 30, 1996, commencing February 1, 1997, The Wherehouse's lease was converted from a "net" lease to a "gross" lease and the minimum rent was reduced.

The Company currently receives $82,800 ($6,900 per month) in rental income or $1.15 per square foot per month, plus percentage rent of 8.2% of gross sales per quarter, less certain allowances, minus the rent paid for such period. The Company received $181 in percentage rent for the year ended December 31, 1999.

As a result of the Amendment, the Company absorbed $13,272 in operating expenses in 1999 that were previously allocated to The Wherehouse.

     During July of 1999 the Rent-to-Own tenant ceased operations and vacated the building. As such the Company signed an agreement with the tenant in which they collected $92,187 which is for monthly rental and reimbursable expenses for the next 20 months ($4,609 per month). The portion of the building that was occupied the tenant is currently vacant and the Company is in the process of locating a new tenant.

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

Total consideration for the OPTO-22 Building paid by the Company was approximately $2,500,000. The total acquisition cost included $2,350,000 paid to the Seller, approximately $7,000 in legal, appraisal, audit and closing costs, and a $143,000 Acquisition Fee paid to Descolin, Incorporated, an affiliate of the Advisor. Financing of $1,700,000 was obtained from the Seller, with the remainder of the acquisition costs, approximately $779,000, paid in cash. The $1,700,000 financing was in the form of a ten year note, that is being amortized over a thirty year period. The note has an adjustable interest rate that began at approximately 7.0%, and will adjust to three hundred basis points (3.00%) above the Federal Home Loan Bank Board, Eleventh District Cost of Funds Rate every year. Payments on the note are currently $12,794 per month.

The OPTO-22 Building is managed by WCRM. WCRM charges the Company 3% of the gross rents collected as a management fee for managing the Property, as allowed by the Property Management Agreement. In the opinion of the Advisor, the OPTO-22 Building is adequately insured.

In August 1998, the Company leased the property to TYR Sports, Inc. an international distributor of swimwear. TYR's headquarters are located adjacent to the property. The Company received $25,000 per month of rental income and the tenant pays all taxes, insurance and operating expenses. The rent was increased to $28,800 per month on August 15, 1999. The lease expires on August 14, 2001 and the tenant has an option to purchase the property for $3,675,000.

In connection with the lease, the tenant was permitted to remove approximately 9,603 square feet of office improvements thereby reducing the total rentable square footage of the building from 63,483 to 53,880 square feet. The reduction decreased the office improvements from 25,866 to 16,263 square feet. The reduction also resulted from the fact that the building was over-improved in the area.

The computation of depreciation is based on the cost of the OPTO-22 Property, including Acquisition Fees and Acquisition Expenses. The allocation of the cost of the OPTO-22 Property to the various asset categories is estimated, based on allocations in the appraisal report. Depreciation will be computed on a straight -line basis over 39 years using a straight-line method for both financial and income tax purposes.

     Subsequent to year end the tenant of the Opto 22 property has executed its right to purchase the property. The property is in escrow, with an expected sales price of $3,675,000. The Company expects to realize a gain of approximately $1,100,000 from the sale. Proceeds from the sale will be used for working capital. There is no assurance that the sale will ultimately be consummated and if consummated it is reasonably possible that the gain may be significantly different.

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

In connection with the above litigation the Tenant of the Riverside property has been unable to meet a portion of their rent payments. At December 31, 1999 there is a receivable due from the Tenant of $296,010, which is comprised of back rent and late charges. As of December 1, 1999 the Company has agreed to collect $27,300, on a monthly basis, in rental and usage payments through November of 2000. The Company is also in the process of negotiating certain terms in which certain assets of the Tenant will be used as collateral against the rent receivable.

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

     The sole tenant of the property is Safeguard Business Systems ("Safeguard"). The tenant is involved in the providing office supply and data services to small businesses. The tenant current lease commenced October 1, 1994 and is scheduled to terminate eleven years from that date (September 30, 2005). The lease has provisions for annual rental increases. The average monthly rent over the life of the lease is $50,914. Safeguard has sub-leased 100% of the property to PairGain Technologies, Inc. ("PairGain") for use as their headquarters. PairGain pays its sub-lease rent to Safeguard, which pays its rent to the Company.

FREMONT PROPERTY

     On October 31, 1995, the Company acquired a single story light industrial/research & development facility located in Fremont, California. The property is a one story building that contains 58,727 divisible rentable square feet located on 3.47 acres.

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

The primary tenant of the property is CMS Welding & Machining. The tenant is a manufacturer of welded vacuum chambers used in the processing of semi-conductors. Its lease runs from November 2, 1993 to February 28, 2005, with various levels of rent scheduled to be paid. As of December 31, 1999, the scheduled rent is $36,687 per month. The lease is a "triple net" lease, requiring CMS Welding & Machining to pay insurance, property taxes, maintenance and all other operating costs.

The tenant had subleased 20,000 square feet of its space to Macrotron Systems. This sublease is a month-to-month tenancy. Macrotron pays its rent directly to the Company, and CMS Welding & Machining's rent obligation is reduced accordingly.

JAVA CITY PROPERTY

On August 2, 1996, the Company acquired the Java City Property, which consists of two single story light industrial buildings located in the Northgate Industrial Park in Sacramento, California. The addresses of the two properties are 717 and 721 West Del Paso Road. The building sites are in the northern part of Sacramento, with access to Interstate 80, Interstate 5, and other major freeways.

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

Each building was financed separately with a mortgage debt, secured by the building. The building at 717 West Del Paso Road was financed for $350,000, which has a fixed interest rate of 10%, is amortized over 25 years and is due November 2001. Monthly principal and interest payments are $3,413. The building at 721 West Del Road was financed for $405,000, which has a fixed interest rate of 8%, is amortized over 25 years and is due June 2018. Monthly principal and interest payments are $3,126.

The computation of depreciation for the Java City Property is based on the cost of the Property, including Acquisition Fees and Acquisition Expenses. The allocation of the cost of the Property to various asset categories is based on allocations in the appraisal report. Depreciation is computed on a straight-line basis over 39 years for both financial and income tax reporting purposes.

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

Total consideration paid by the Company for the Tycom Property was $4,907,441. Financing was utilized in connection with the acquisition of the Tycom Property. Long-term financing of $2,312,500, in the form of a variable rate promissory note secured by a first deed of trust was provided by a bank in June 1997. The note is amortized over 25 years and matures on August 1, 2007. The current interest rate is 7.23% per annum and current interest and principal payments of $16,693 are due monthly.

The computation of depreciation for the Tycom Property is based on the cost of the property, including Acquisition Fees and Expenses. The allocation of the cost of the Property to various asset categories was based on allocations in the appraisal report. Depreciation is computed on a straight-line basis over 39 years, the estimated component useful life of the assets. The financial and tax basis for the property are the same. In the opinion of the Advisor, the Property is adequately insured. The Property is managed by WCRM.

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

Total consideration paid by the Company for the Roseville property was $1,976,484. This cost includes the $1,950,000 sales price payable to the Seller/Operator, $12,500 in estimated legal, appraisal, and closing costs, and a $16,000 Acquisition Fee payable to the Advisor. In addition, $14,333 was received from the Seller/Operator as a security deposit. The purchase price was determined through arms-length negotiations with the Seller/Operator. On July 7, 1998 the Company financed the property with a mortgage debt, secured by the building, for $1,450,000. The loan is due July of 2008 and calls for monthly payments of $11,510. The current interest rate is 8.33%.

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

The lease of the Property commenced after the issuance of the Certificate of Occupancy in September 1997. The lease is a 20 year triple net lease, including provisions for collection of common area charges that are assessed by the shopping center owner. Lease payments are currently $14,333.33 per month ($172,000 per year) with rental increases scheduled every five years at the rate of 12 1/2%. The lease commenced on December 1, 1997.

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

Total consideration paid by the Company for the Corona Property was $1,904,452. This cost includes the $1,800,000 sales price payable to the Seller, approximately $20,000 in legal, appraisal, and closing costs, and an $94,000 acquisition fee paid to the Advisor. In addition, $92,000 was received from the Seller in the transfer of prepaid rents. The purchase price was determined through an arms-length negotiation with the Seller. The Property was acquired from an unrelated third party, American Circle Limited, A California Limited Partnership (the "Seller"). On May 8, 1998, the Company financed the property with a mortgage debt, secured by the building, for $1,000,000. The loan is due July of 2011 and calls for monthly payments of $7,309. The current interest rate is 7.375%, which is adjustable, on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the adjustment date, plus 195 basis points.

The computation of depreciation for the Corona Property is based on the cost of the property, including Acquisition Fees and Expenses. The allocation of the cost of the Property to various asset categories is estimated, based on allocations in the appraisal report. Depreciation will be computed on a straight-line basis over 39 years, the estimated component useful life of the assets.

The Corona Property is managed by WCRM. WCRM charges the Company 3% of the gross rents collected as a management fee, as allowed by the Property Management Agreement.

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

Total consideration paid by the Company for the Laufen Property was $2,141,200. This cost includes the $2,020,000 sales price paid to the Seller, approximately $20,000 in legal, appraisal, and closing costs, and approximately $108,000 in acquisition fees paid to the Advisor. The Property was acquired from an unrelated third party, the Huarte Family Trust (the "Seller"). The purchase price was determined through an arms-length negotiation with the Seller. The sale was paid for from the proceeds resulting from the sale of the Company's shares in the most recent offering. On May 8, 1998 the Company financed the property with a mortgage debt, secured by the building, for $1,000,000. The loan is due June of 2011 and calls for monthly payments of $7,309. The current interest rate is 7.375%, which is adjustable, on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the adjustment date, plus 195 basis points.

The computation of depreciation for the Corona Property is based on the cost of the property, including Acquisition Fees and Expenses. The allocation of the cost of the Property to various asset categories is based on allocations in the appraisal report. Depreciation is computed on a straight-line basis over 39 years, the estimated component useful life of the assets.

The Laufen Property is managed by WCRM. WCRM charges the Company 3% of the gross rents collected as a management fee, as allowed by the Property Management Agreement.

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

DAEDO AMERICA CORPORATION PROPERTY

On April 9, 1998, the Company purchased a light industrial facility located in Chino, California.

Constructed in 1989, the building has two stories, a total rental area of 38,554 square feet and is situated on 82,764 square feet of land. The building (located at 3625 Placentia Court in Chino, California) is in a area with strong tenant demand for existing industrial and warehouse space, as well as being in close proximity to major transportation routes. Chino is located in southern California.

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

The computation of depreciation for the property is based on the cost of the property, including acquisition expenses. The allocation of the cost of the property to various asset categories is estimated, based on allocations in the appraisal report. The property is managed by WCRM. WCRM charges the Company 3% of the gross rental revenue collected as a management fee, as allowed by the property management agreement. According to property management, the property is adequately insured.

The building is 100% occupied by the Daedo America Corporation, through April 4, 2003, on a triple net lease. The tenant manufacturers and distributes footwear. The tenant's lease calls for average monthly rental payments of $15,366 expiring on April 8, 2003. All property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

VACAVILLE PROPERTY

On May 20, 1998 the Company acquired a two tenant, light industrial building at 4941 Allison Parkway in Vacaville, California ("Vacaville Property"). The building was built in 1996 and has a two rentable suites, one consisting of 53,850 square feet and the other of 12,150 square feet. The entire building is situated on approximately 71,600 square feet of land. The property is located in the Golden Hills Commerce Park, an industrial park, which consist of 100 acres of industrial/warehouse facilities. The park is situated in a growing area of Vacaville, which caters to high technology, office and R&D users. Vacaville is located in the northern portion of Solono County, which is northeast of San Francisco.

     The property was acquired for $2,735,308 in cash. This cost includes $2,725,000 paid to the Seller and $10,308 in legal fees and other costs. The purchase price was determined through an arms-length negotiation with the Seller. On September 2, 1998 the Company financed the property with a mortgage debt, secured by the building, for $1,400,000. The loan is due in October of 2010, with monthly payments of $10,346. The current interest rate is 7.5%, which is adjustable, on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the adjustment date, plus 200 basis points.

The computation of depreciation for the property is based on the cost of the property, including acquisition expenses. The allocation of the cost of the property to various asset categories is estimated, based on allocations in the appraisal report. The property is managed by WCRM. WCRM charges the Company 3% of the gross rental revenue collected as a management fee, as allowed by the property management agreement. According to property management, the property is adequately insured.

     The larger of the two suites is leased to Mindscape, Inc., a division of The Learning Company (which is owned by Mattel, Inc.), which has been the only tenant of the suite. The tenant produces educational software products for children. The lease term began in August of 1996 and expires in September 2006. The lease requires for monthly rental payments of $19,321 for the first three years, $21,253 for the 4th through 6th year, $23,378 for the 7th through 9th year and $25,716 for the final year. All real property taxes, property insurance and maintenance and repair expenses are paid by the tenant. Mindscape, Inc. assigned it leasehold interest to International Microcomputer Software, Inc.("IMSI"). IMSI produces business software products. Mindscape, Inc. continues to be responsible for rent and all other obligations set forth in its lease, including reimbursement to the Company for its share of property taxes, property insurance and maintenance and repairs in excess of base-year amounts.

The smaller suite was occupied by Nor-Cal Beverage Company, Inc., from October of 1996 through December of 1999. The tenant manufactured and distributed drink beverages and snack food. The lease called for monthly rental payments of $4,617. All real property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

On February 7, 2000 the Company signed as lease with Cameron Environmental, Inc., which is involved in the business of pollution control systems and waste management. The lease term is through September 30, 2001 and calls for $5,350 in monthly rental payments. All real property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

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

The property was acquired for $2,314,569 in cash. This cost includes $2,300,000 paid to the Seller and $8,800 in legal and appraisal fees. The purchase price was determined through an arms-length negotiation with the Seller. In May of 1999, the property was financed with a first deed of trust secured by the property for $1,250,000. The current interest rate is 7.50% per annum, which is adjustable, on the fourth and eight anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the anniversary date, plus 275 points. The loan is due March 2011, with $9,238 monthly payments of principal and interest.

The computation of depreciation for the property is based on the cost of the property, including acquisition expenses. The allocation of the cost of the property to various asset categories is estimated, based on allocations in the appraisal report. The property is managed by WCRM. WCRM charges the Company 3% of the gross rental revenue collected as a management fee, as allowed by the property management agreement. According to property management, the property is adequately insured.

The property is currently 100% occupied by California Aquarium Supply Corporation, which has occupied the building since May of 1991. The lease expires on June of 2001, and calls for monthly payments of $17,938. All real property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

ONTARIO PROPERTY

On January 12, 1999 the Company acquired a light industrial facility at 12160 South Dupont Avenue in Ontario, California. The building was built in 1997, is two stories and has 40,000 square feet of rentable area. Situated on 4.63 acres of land, the property is located in a developing industrial area of the San Bernardino area. Attractions include, close proximity to major transportation routes, declining vacancy rate and a strengthening economy in the area.

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

The computation of depreciation for the property is based on the cost of the property, including acquisition expenses. The allocation of the cost of the property to various asset categories is estimated, based on allocations in the appraisal report. The property is managed by WCRM. WCRM charges the Company 3% of the gross rental revenue collected as a management fee, as allowed by the property management agreement. According to property management, the property is adequately insured.

The property is currently 100% occupied by Comcast Holdings, Inc. and Comcast Cablevision of Inland Valley, Inc., which has been the only tenant of the building. The tenant is involved in the development and management of Cable Communications. The lease term commenced August 15, 1998 and expires in August 2013. The lease requires monthly payments of $32,800. All real property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

FOLSOM PROPERTY

On May 1, 1999 the Company acquired a light industrial facility at 101 Blue Ravine Road, Folsom, California. The multiple tenant building, which was built in 1984, has 52,186 rentable square feet and is situated on approximately 4 acres of land. Located in Sacramento County, which benefits from being a rich agricultural area, the building is strategically located close to seven major freeways. The area has also experienced strong economic growth over the past decade.

The property was acquired for $6,010,956, which includes $6,000,000 paid to the Seller and $10,956 in legal and appraisal fees. The purchase price was determined through an arms-length negotiation with the Seller. Long-term financing of $4,125,870 was provided in the form of a variable rate (1.75% plus LIBOR rate) rate promissory note secured by a first deed of trust. The interest rate was 7.87% at December 31, 1999. The note is due September 1, 2001 and calls for monthly principal and interest payments of $29,425.

The computation of depreciation for the property is based on the cost of the property, including acquisition expenses. The allocation of the cost of the property to various asset categories is estimated, based on the allocations in the appraisal report. The property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Company. WCRM charges the Company 6% of the gross rental revenue collected as a management fee, as allowed by the property management agreement. According to property management, the property is adequately insured.

     The property is currently occupied by California Independent System Operator Corporation ("CalIso"), Blue Shield of California ("BSC") and J&W Scientific, Inc. ("JW"). CalIso is a electrical controller for 75% of California's Power Supply. BSC provides health insurance and processes insurance claims and JW produces gas chromatography columns which separate components of a solution. CalIso, which occupies 21,493 or 41% of rentable square feet, has a lease with the Company that is effective through November 2006 and calls for average monthly rental payments of $25,285 over the term of the lease. BSC, which occupies 10,200 or 20% of rentable square feet, has a lease with the Company that is effective through January 2002 and calls for average monthly rental payments of $9,435 over the term of the lease. JW, which occupies 20,353 or 39% of rentable square feet, has a lease with the Company that is effective through September 2006 and calls for average monthly rental payments of $20,424 over the term of the lease. J&W is in the process of being acquired by Agilent Technologies, Inc.

SUMMARY

Tenants representing 10% or more of the Company's total rental revenue for the year ended December 31, 1999 are as follows:

        Safeguard accounted for 13% of the total rental revenue of the Company. Tycom accounted for 10% of the total rental revenue of the Company. CMS Welding & Machinery (Fremont property) accounted for 10% of the total rental revenue of the Company.

The acquisition costs and dates of acquisition were as follows:

                                                    ACQUISITION
                                                      COST AND       ACQUISITION
 DESCRIPTION                                        IMPROVEMENTS        DATE
 -----------                                        ------------     -----------
Blockbuster Video Building                           $ 1,676,210      02/26/91
Fresno Village Shopping Center Building                1,414,893      05/14/93
OPTO-22 Building                                       2,628,985      09/15/93
Riverside Marketplace                                  3,655,500      11/29/94
Safeguard Building Systems                             4,862,094      05/22/95
Fremont Property                                       3,747,610      10/31/95
Java City Property                                     1,828,500      08/02/96
Tycom Property                                         4,907,440      01/17/97
Roseville Property                                     1,976,484      10/31/97
Corona Property                                        1,904,452      12/31/97
Laufen Tile Distribution Center                        2,141,200      01/15/98
Daedo America Corporation Property                     1,859,338      04/19/98
Vacaville Property                                     2,735,308      05/20/98
Cerritos Property                                      2,314,569      12/23/98
Ontario Property                                       4,614,964      01/12/99
Folsom Property                                        6,010,956      05/01/99
                                                     -----------      --------

Total acquisition cost and improvements              $48,278,503
                                                     ===========

All properties were 100% occupied by their respective tenants (or in the case of Fremont Property, tenant and sub-tenant) except for the Fresno Village Shopping Center building which is 67% occupied.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit entitled JOHN LONBERG; RUTHEE GOLDKORN
V. SANBORN THEATERS, INC.; SO-CAL CINEMA, INC.; SALTS, TROUTMAN AND KANESHIRO, INC.; WEST COAST REALTY INVESTORS, INC., in the U.S. District Court for the Central District of California. (Case #CV-97-6598AHM(JGx)

The Company was added as a defendant in the plaintiff's First Amended Complaint filed May 7, 1998, apparently due to the Company's status as landlord for a movie theater known as the Riverside Market Place Cinema.

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

Management cannot determine the likelihood of an unfavorable outcome or range of potential loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company has completed four offerings of common stock. The first offering of 1,500,000 shares commenced on April 20, 1990 and was completed on November 18, 1991 with 268,791 shares sold for $2,672,586 in gross proceeds. The second offering of 2,000,000 shares commenced on May 14, 1992 and was completed on May 14, 1994 with 368,524 shares sold for $3,681,147 in gross proceeds. The third offering of 2,000,000 shares commenced on June 3, 1994 and was completed in May 1996 with 813,841 shares sold for $8,132,169 in gross proceeds. The fourth offering of 1,500,000 shares commenced in May 1996, was completed April 1998 with 1,504,544 shares sold for $15,013,960 in gross proceeds.

At December 31, 1999, there were 2,927,967 shares of Common Stock outstanding and 1,270 stockholders of record. There is no present trading market for the shares and none is expected to develop.

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

Dividends totaling $1,874,666, $1,772,037 and $1,488,950 in 1999, 1998 and 1997
were declared for Shareholders of record, who owned shares on the first day of each month, and paid in the quarter following the record date.

On March 15, 2000, the Company declared and issued a "spill-over" dividend to the shareholders of record on December 31, 1999. A total of $175,678 or $0.06 per share was paid.

The 1999, 1998 and 1997 dividend distributions are summarized below:

Dividends declared during/for 1999 were as follows:

                           OUTSTANDING          AMOUNT          TOTAL
 RECORD DATE                 SHARES            PER SHARE       DIVIDEND
 -----------               -----------         ---------       --------
March 15, 2000              2,927,967              .060      $  175,678
                                                             ==========
March 1, 1999               2,932,762              .160         469,242
June 1, 1999                2,927,967              .160         468,475
September 1, 1999           2,927,967              .160         468,475
December 1, 1999            2,927,967              .160         468,475
                                                             ----------
Total                                                        $1,874,666
                                                             ==========

Dividends declared during 1998 were as follows:

                            OUTSTANDING         AMOUNT         TOTAL
 RECORD DATE                  SHARES           PER SHARE      DIVIDEND
 -----------                -----------        ---------      --------
January 1, 1998              2,149,404            .0666     $  143,150
February 1, 1998             2,345,825            .0666        156,232
March 1, 1998                2,345,825            .0666        156,232
April 1, 1998                2,345,825            .0558        130,897
May 1, 1998                  2,590,131            .0558        144,529
June 1, 1998                 2,888,319            .0558        161,168
September 30, 1998           2,932,762            .1500        439,914
December 15, 1998            2,932,762            .1500        439,914
                                                            ----------
Total                                                       $1,772,037
                                                            ==========

Dividends declared during 1997 were as follows:

                           OUTSTANDING         AMOUNT             TOTAL
 RECORD DATE                 SHARES           PER SHARE          DIVIDEND
 -----------               -----------        ---------          --------
January 1, 1997             1,550,607          $0.0666          $  103,270
February 1, 1997            1,671,442           0.0666             111,318
March 1, 1997               1,671,442           0.0666             111,318
April 1, 1997               1,810,916           0.0666             120,606
May 1, 1997                 1,815,579           0.0666             120,918
June 1, 1997                1,815,579           0.0666             120,918
July 1, 1997                1,815,579           0.0666             120,918
August 1, 1997              1,974,143           0.0666             131,478
September 1, 1997           1,968,143           0.0666             131,078
October 1, 1997             1,968,143           0.0666             131,078
November 1, 1997            2,147,524           0.0666             143,025
December 1, 1997            2,147,524           0.0666             143,025
                                                                ----------
Total                                                           $1,488,950
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

                                                      1999             1998             1997             1996             1995
                                                 -----------      -----------      -----------      -----------      -----------
Operations for the years ended December 31:
  Revenues                                       $ 5,397,663      $ 3,803,884      $ 3,217,492      $ 2,474,627      $ 1,813,126
  Net income                                       1,070,670          763,608          978,978          705,636          649,605
  Net income per share*                                  .37              .29              .53              .49              .58
  Dividends per share*                                   .64              .67             .799             .779              .72

Financial position at December 31,
  Total assets                                   $48,864,500      $ 41,255,67      $ 29,839,09      $23,571,838      $21,392,898
  Long-term debt                                  24,616,551       16,686,668       11,194,832       10,078,793        9,539,180
  Stockholders' equity                            23,473,468       24,034,280       17,852,962       12,904,891       11,234,837

*Net income per share and dividends per share were based on the weighted average number of shares outstanding. Dividends per share for 1999 does not include the "spill-over" dividend declared om March 15, 2000.

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

RESULTS OF OPERATIONS - 1999 VS. 1998

Operations for the year ended December 31, 1999 represented a full year of rental operations for all properties except the Ontario property which was acquired on January 12, 1999 and the Folsom property which was acquired May 1, 1999.

The net income for the year ended December 31, 1999 was $1,070,670, which is $307,062 greater than the year ended December 31, 1998.

Rental revenue increased $1,712,178 or 48% due to the additional properties acquired during the current year. Interest income decreased $118,399 to $108,369 for the year ended December 31, 1999 since the Company's cash balances were lower throughout the current year due to the property purchases.

Operating expenses increased $112,469 or 26% as a result of an increase in property management fees, property taxes and property insurance expense from the purchase of the additional properties. Interest expense was $1,798,544 an increase of $676,043 or 60% for the year ended December 31, 1999 due to additional debt financing with the two property acquisitions and one refinancing of an existing property. General and administrative costs have increased $437,714 or 53% which can be attributed to the acquisition of the additional properties, as well as the increased cost of maintaining a larger property portfolio. Depreciation and amortization expense increased $60,491 or 9% due to the additional properties acquired during the current year.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

The weighted average number of shares outstanding for the year ended December 31, 1999 was 2,929,442. Net income per share increased $.08 or 28% from $.29 in 1998 to $.37 in 1999.

For the year ended December 31, 1999, the Company declared dividends totaling $1,874,666, which was a $102,629 increase as compared to December 31, 1998. Cash basis income for the year ended December 31, 1999 was $1,789,169, which is a $367,553 increase for the year ended December 31, 1998. Cash basis income was derived by adding depreciation and amortization expense to net income.

On March 15, 2000 the Company declared and issued a "spill-over" dividend of $175,678 or $0.060 to all the shareholders of record on December 31, 1999.

RESULTS OF OPERATIONS - 1998 VS. 1997

     Operations for the year ended December 31, 1998 represented a full year of rental operations for all properties except the Sacramento property which was acquired on January 15, 1998, the Chino Property which was acquired on April 9, 1998, the Vacaville property which was acquired May 20,1998, and the Cerritos property which was acquired on December 23, 1998. The Ontario and Folsom properties were acquired in January 1999 and accordingly are excluded form the 1998 results of operations.

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

During the year ended December 31, 1998, the Company declared dividends totaling $1,772,037 compared to dividends of $1,488,950 declared for the year ended December 31, 1997. Cash basis income for the year ended December 31, 1998 was $1,421,616. This was derived by adding depreciation and amortization expense to net income. Thus, cash distributions this year were greater ($350,421) than cash basis net income. In contrast, distributions in 1997 were greater ($35,104) than cash basis income. The Company continues to qualify as a REIT.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1999, the Company declared dividends totaling $1,874,666. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

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

The first factor refers to the risk of the Company's operations. At December 31, 1999, the Company's excess funds were invested in a short-term money market fund. The Company acquires rental property either entirely for cash or with moderate financing. During the year ended December 31, 1999, notes payable pertaining to property acquisitions by the Company increased by $8,339,590, while cash used in principal repayments of notes totaled $409,707. Although the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2003 through 2011. The Company is aware that the balloon payments must be avoided through refinancing of the loans or the sale of the property(ies) in order to protect the interests of the Company's shareholders. (Please refer to "Properties" information in Item 2 for more detail as to leverage). Furthermore, most of the properties' tenants are nationally known retailers or well-established businesses under long-term leases.

The second factor refers to the condition of the Company's properties. The Company's properties are in good condition without significant deferred maintenance obligations and are leased under "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

The third factor refers to operating cycle. The Company was liquid at year-end since the Company is still in the "operating" stage. Virtually all excess funds were invested in a short-term money market fund. At year-end, the Company has allocated approximately $450,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $125,000 of cash to be paid for current mortgage and accounts payable commitments, $325,000 in tenant security deposits and prepaid rents, and the balance-approximately $1,425,000 is to be held for working capital purposes. The Company's operations generated $1,812,113 in net operating cash flow in 1999 (net income plus depreciation and amortization expense).

The fourth factor refers to distribution of dividends to shareholders. Dividends to shareholders were made at a level consistent with the small amount of net income available after application of expenses. The Advisor is careful not to make distributions in excess of the available income.

Inflation and changing prices have not had a material effect on the Company's operations.

CASH FLOWS 1999 VS. 1998

Cash provided by operating activities was $1,942,803, which was a $753,489 increase from 1998. The increase was largely due to increased cash basis net income and cash received from security deposits and prepaid rent. Cash used in investing activities increased $1,439,017 to $10,625,918 for 1999. This is the direct result of the purchase of the Ontario property for approximately $4,600,000 and the purchase of the Folsom property for approximately $6,000,000. In contrast 1998 used approximately the same amount of cash in investing activities for the purchase of four additional properties. Cash provided by financing activities was $5,963,408 a decrease of $4,528,909 as compared to 1998. The largest proceed was from additional debt financing of $8,339,590, while the largest payment was for dividends of $1,874,666. During 1998 the Company's largest proceed was $6,920,212 from issuance of common stock, while the largest payment was for dividends of $1,791,710.

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

IMPACT OF YEAR 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and shareholder servicing), and embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as its advisor, lessees, suppliers, creditors, financial organizations, and of governmental entities for accurate exchange of data. Following the Year 2000 transition, the Company has not experienced any known disruption to its business as a result of Year 2000. The Company will continue to evaluate the nature of these risks throughout Year 2000. The cost of the Company's Year 2000 programs have not been material to the Company's financial position or results of operations. Although the Company's business systems were Year 2000 compliant by December 31, 1999, the Company makes no assurances regarding the Year 2000 compliance of third party systems.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 ("SFAS 133"), defers the effective date of SFAS 133 to be effective for financial statements ending after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                   PAGE

Report of Independent Certified Public Accountants ..................................24

Balance Sheets - December 31, 1999 and 1998 .........................................25

Statements of Income for the years ended
               December 31, 1999, 1998 and 1997 .....................................26

Statements of Stockholders' Equity for the years ended
               December 31, 1999, 1998 and 1997......................................27

Statements of Cash Flows for the years ended
               December 31, 1999, 1998 and 1997......................................28

Summary of Accounting Policies ...................................................29-30

Notes to Financial Statements ....................................................31-40

Financial Statement Schedules
               Schedule III - Real Estate and Accumulated Depreciation ...........46-48

               Schedule IV - Mortgage Loans and Real Estate.......................49-50

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


West Coast Realty Investors, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of West Coast Realty Investors, Inc., as of December 31, 1999 and 1998 and the related statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 1999. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Realty Investors, Inc., at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended December 31, 1999, in conformity with generally accepted accounting principles.

Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                          BDO SEIDMAN, LLP

Los Angeles, California
March 17, 2000

                        WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS


December 31,                                                         1999             1998
------------                                                     ------------       ------------
ASSETS

Rental real estate, less accumulated depreciation                $ 45,778,403       $ 35,870,984
  (Notes 1, 2, 5 and 11)
Cash and cash equivalents                                           1,874,880          4,594,587
Deferred rent                                                         569,442            426,878
Accounts receivable                                                   362,714                 --
Loan origination fees, net of accumulated amortization of
  $116,257 and $71,084                                                230,471            217,316
Other assets                                                           48,590            145,907
                                                                 ------------       ------------

Total assets                                                     $ 48,864,500       $ 41,255,672
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
  Accounts payable                                               $        728       $     34,542
  Due to related party (Note 4g)                                       87,166             56,349
  Security deposits and prepaid rent                                  484,854            324,041
  Other liabilities                                                   201,733            119,792
  Notes payable (Notes 5 and 11)                                   24,616,551         16,686,668
                                                                 ------------       ------------

Total liabilities                                                  25,391,032         17,221,392

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY
  Common stock $.01 par value; 5,000,000 shares authorized;
    2,927,967 and 2,932,762 shares issued and outstanding              29,280             29,328
  Additional paid-in capital                                       26,738,963         26,495,731
  Dividends in excess of retained earnings (Note 7)                (3,294,775)        (2,490,779)
                                                                 ------------       ------------

Total stockholders' equity                                         23,473,468         24,034,280
                                                                 ------------       ------------

Total liabilities and stockholders' equity                       $ 48,864,500       $ 41,255,672
                                                                 ============       ============

         See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                              STATEMENTS OF INCOME


Years ended December 31,                       1999            1998            1997
------------------------                    ---------       ---------       ---------
REVENUES
  Rental (Notes 1 and 2)                   $5,289,294      $3,577,116      $2,822,398
  Gain on sale of property                         --              --         262,168
  Interest                                    108,369         226,768         132,926
                                            ---------       ---------       ---------

                                            5,397,663       3,803,884       3,217,492
                                            ---------       ---------       ---------

COST AND EXPENSES
  Interest expense (Note 9)                 1,798,544       1,122,501       1,048,774
  General and administrative (Note 4)       1,265,393         827,679         336,554
  Depreciation and amortization               718,499         658,008         474,868
  Operating (Note 4)                          544,557         432,088         378,318
                                            ---------       ---------       ---------

                                            4,326,993       3,040,276       2,238,514
                                            ---------       ---------       ---------

NET INCOME                                 $1,070,670      $  763,608      $  978,978
                                           ==========      ==========      ==========

NET INCOME PER SHARE (Note 7)              $      .37      $      .29      $      .53
                                           ==========      ==========      ==========

        See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                                                Dividends
                                                                              Additional      in Excess of
                                                    Common Stock               Paid-In          Retained
                                                Shares         Amount          Capital          Earnings           Total
                                              ---------     ------------     ------------     ------------     ------------
BALANCE, January 1, 1997                      1,550,607     $     15,506     $ 13,861,763     $   (972,378)    $ 12,904,891

   Issuance of stock for cash, net of
     costs and sales commissions of $691,928    612,954            6,129        5,325,476               --        5,331,605
   Net income for the year                           --               --               --          978,978          978,978
   Equity contribution by Affiliates
     through expense reimbursements
     (Note 4(f))                                     --               --          126,439               --          126,439
   Dividends declared ($.779 per share)
     (Note 7)                                        --               --               --       (1,488,950)      (1,488,950)
                                              ---------     ------------     ------------     ------------     ------------

BALANCE, December 31, 1997                    2,163,561           21,635       19,313,678       (1,482,350)      17,852,963

   Issuance of stock for cash, net of
     costs and sales commissions of $683,323    784,879            7,850        6,912,362               --        6,920,212
   Treasury stock                               (15,678)            (157)              --               --             (157)
   Net income for the year                           --               --               --          763,608          763,608
   Equity contribution by Affiliates
     through expense reimbursements
     (Note 4(f)                                      --               --          269,691               --          269,691
   Dividends declared ($.667 per share)
     (Note 7)                                        --               --               --       (1,772,037)      (1,772,037)
                                              ---------     ------------     ------------     ------------     ------------

BALANCE, December 31, 1998                    2,932,762           29,328       26,495,731       (2,490,779)      24,034,280

   Treasury stock                                (4,795)             (48)         (47,764)              --          (47,812)
   Net income for the year                           --               --               --        1,070,670        1,070,670
   Equity contribution by affiliates
     through expense reimbursements
     (Note 4(f))                                     --               --          290,996               --          290,996
   Dividends declared ($.64 per share)
     (Note 7)                                        --               --               --       (1,874,666)      (1,874,666)
                                              ---------     ------------     ------------     ------------     ------------

BALANCE, December 31, 1999                    2,927,967     $     29,280     $ 26,738,963     $ (3,294,775)    $ 23,473,468
                                              =========     ============     ============     ============     ============

        See accompanying summary of accounting policies and notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                                         1999               1998               1997
------------------------                                    ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  1,070,670       $    763,608       $    978,978
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation expense                                         718,499            638,529            474,868
    Interest expense due to amortization of loan                  30,842             19,479              2,007
      origination fees
    Gain on sale of property                                          --                 --           (262,168)
    Equity contribution by Affiliates through expense
      reimbursements                                             290,996            269,691            126,439
  Increase (decrease) from changes in operating assets
    and liabilities:
    Deferred rent                                               (142,564)          (138,467)           (40,463)
    Accounts receivable                                         (362,714)                --                 --
    Other assets                                                 (97,317)          (106,956)            46,920
    Accounts payable                                             (33,814)           (95,534)           116,154
    Due to related party                                          30,817           (130,919)           140,982
    Security deposits and prepaid rent                           160,813            (42,880)           242,187
    Other liabilities                                             81,941             12,763              6,579
                                                            ------------       ------------       ------------

Net cash provided by operating activities                      1,942,803          1,189,314          1,832,483
                                                            ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of rental real estate                            (10,625,918)        (9,186,901)        (8,780,874)
  Proceeds from sale of rental real estate                            --                 --          2,375,120
                                                            ------------       ------------       ------------
Net cash used in investing activities                        (10,625,918)        (9,186,901)        (6,405,754)
                                                            ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net                         --          6,920,212          5,331,605
  Repurchase of treasury stock                                   (47,812)              (157)                --
  Dividends                                                   (1,874,666)        (1,772,037)        (1,791,710)
  Proceeds from notes payable                                  8,339,590          5,775,000          2,312,500
  Payments on notes payable                                     (409,707)          (283,164)        (1,196,461)
  (Increase) in loan origination fees                            (43,997)          (147,537)                --
                                                            ------------       ------------       ------------
Net cash provided by financing activities                      5,963,408         10,492,317          4,655,934
                                                            ------------       ------------       ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS          (2,719,707)         2,494,730             82,663

CASH AND CASH EQUIVALENTS, beginning of year                   4,594,587          2,099,857          2,017,194
                                                            ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, end of year                      $  1,874,880       $  4,594,587       $  2,099,857
                                                            ============       ============       ============

        See accompanying summary of accounting policies and notes to financial statements.

                       WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES


BUSINESS

West Coast Realty Investors, Inc. (the "Company") is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Service Code. The Company has complied with all requirements imposed on REIT's for the 1999, 1998 and 1997 tax years; however qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail or commercial properties located primarily in California and the west coast of the United States. The Company acquires property for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually and intends to own and operate such properties for investment over an anticipated holding period of five to ten years.

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

ACQUISITION COSTS

The Company began expensing internal acquisition costs in accordance with Emerging Issues Task Force 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which was issued in March 1998. Acquisition costs are paid to an affiliate, West Coast Realty Advisors, ("WCRA") who incurs such internal acquisition costs. Prior to this, the Company capitalized internal acquisition costs and included it as part of the cost of the property.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income for each of the years ended December 31, 1999, 1998 and 1997.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 ("SFAS 133"), defers the effective date of SFAS 133 to be effective for financial statements ending after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1--RENTAL PROPERTIES

The Company owns the following income-producing properties:

                                                                                  Original
                                                                                  Acquisition
 Location (Property Name)                   Date Purchased                          Cost
 ------------------------                   --------------                      -------------
 Huntington Beach, California               February 26, 1991                   $ 1,676,210
 (Blockbuster)
 Fresno, California                         May 14, 1993                          1,414,893
 Huntington Beach, California (OPTO-22)     September 15, 1993                    2,628,985
 Riverside, California                      November 29, 1994                     3,655,500
 Tustin, California (Safeguard)             May 22, 1995                          4,862,094
 Fremont, California                        October 31, 1995                      3,747,610
 Sacramento, California (Java City)         August 2, 1996                        1,828,500
 Irvine, California (Tycom)                 January 17, 1997                      4,907,440
 Roseville, California                      October 31, 1997                      1,976,484
 Corona, California                         December 31, 1997                     1,904,452
 Sacramento, California (Laufen Tile)       January 15, 1998                      2,141,200
 Chino, California (Daedo American)         April 19, 1998                        1,859,338
 Vacaville, California                      May 20, 1998                          2,735,308
 Cerritos, California                       December 23, 1998                     2,314,569
 Ontario, California                        January 12, 1999                      4,614,964
 Folsom, California                         May 1, 1999                           6,010,956

The major categories of property are:

 December 31,                                                         1999          1998
-------------                                                    ------------   ------------
 Land                                                            $ 16,318,835   $ 12,576,130
 Buildings and improvements                                        31,959,668     25,076,453
                                                                 ------------   ------------
                                                                   48,278,503     37,652,583
 Less accumulated depreciation                                      2,500,100     1,781,599
                                                                 ------------   ------------
 Net rental properties                                           $ 45,778,403   $ 35,870,984
                                                                 ============   ============

A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

        Three tenants accounted for 13%, 10% and 10%, respectively, in 1999

        Three tenants accounted for 18%, 14% and 12%, respectively, in 1998;

        Four tenants accounted for 20%, 16%, 16% and 15%, respectively, in 1997;

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 2--UNAUDITED PRO FORMA INFORMATION

The following unaudited pro forma information is presented to illustrate the effect of the two properties acquired in during 1999 and 1998, as discussed above, as if the acquisitions occurred on January 1st of each year presented. The unaudited pro forma information is not necessarily indicative of the results that would have been obtained had the properties been acquired earlier, nor are they intended to be indicative of future results.

 Pro formas for the years ended
 December 31,                                        1999              1998
-------------------------------                   ----------        ----------
 Revenues:
  Rental income                                   $5,615,766        $4,556,016
                                                  ----------        ----------

                                                   5,615,766         4,556,016
                                                  ----------        ----------

Costs and expenses:
  Interest                                         1,952,588         1,672,207
  General and administrative                       1,242,449           827,679
  Operating                                          554,351           467,455
  Depreciation and amortization                      808,555           834,501
                                                  ----------        ----------

                                                   4,557,943         3,801,842
                                                  ----------        ----------

Net income                                        $1,057,823        $  754,174
                                                  ==========        ==========

Net income per share                              $      .36        $      .20
                                                  ==========        ==========

NOTE 3--FUTURE MINIMUM RENTAL INCOME

As of December 31, 1999, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

  Years ending December 31,                                        Amount
  -------------------------                                     ------------
            2000                                                $  5,041,381
            2001                                                   4,753,631
            2002                                                   4,285,529
            2003                                                   3,638,304
            2004                                                   3,520,554
            Thereafter                                            12,970,455

            Total                                               $ 34,209,854

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

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At December 31, 1999, the Advisor owned 22,556 shares of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

The following related party transactions are included in the statement of income

        (a) In accordance with the advisory agreement, syndication fees earned by the Advisor totaled $0, $225,176 and $262,833 in 1999, 1998 and 1997.

        (b) Overhead expenses reimbursed to the Advisor totaled $24,000, $24,000 and $24,000 in 1999, 1998 and 1997.

        (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $0, $458,147 and $429,095 for 1999, 1998 and 1997.

        (d) Fees related to the purchase, sale or refinancing of real estate totaled $682,414, $639,398 and $384,719 in 1999, 1998 and 1997 (Note 1).
        These fees are split, in accordance with the advisory agreement, between the Advisor and an affiliate.

        (e) Property management fees earned by WCRM totaled $200,702, $125,563 and $106,576 in 1999, 1998 and 1997.

        (f) Advisory fees earned by WCRA totaled $290,996, $269,691 and $186,439 in 1999, 1998 and 1997. WCRA waived collection of $290,996, $269,691 and
        $126,439 in 1999, 1998 and 1997, respectively, of these fees which are included in additional paid-in capital.

        (g) The Corporation had related party accounts payable as follows:

December 31,                                        1999           1998
------------                                      -------        -------
Associated Securities Corp.                       $22,723        $16,697

West Coast Realty Management                       58,443         33,652

West Coast Realty Advisors                          6,000          6,000
                                                  -------        -------
                                                  $87,166        $56,349
                                                  =======        =======

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5--NOTES PAYABLE

Notes payable are made up of the following:

December 31,                                                          1999              1998
------------                                                      ----------        ----------

8.25% promissory note secured by a Deed of Trust on the
  Fresno Property, monthly principal and interest payments
  are $5,244 due August 1, 2003                                   $  590,029        $  603,662

Variable rate promissory note secured by a Deed of Trust
  on the OPTO-22 property, interest rate adjustments are
  monthly and are based on the 11th District cost of funds
  rate plus 3% (7.66% at December 31, 1999), and may never
  go below 6.5% or above 11.0%, monthly principal and
  interest payments are $12,794, due October 1, 2003               1,641,227         1,668,449

8.25% promissory note secured by a Deed of Trust on the
  Blockbuster property, interest rate adjusts to the
  5-year Treasury rate plus 350 basis points on February
  1, 1999, monthly principal and interest payments are               527,580           542,584
  $4,934, due February 1, 2004

8.25% promissory note secured by a Deed of Trust on the
  Riverside property, monthly principal and interest
  payments are $9,988, due November 8, 2004                        1,143,447         1,156,264


9.625% promissory note secured by a Deed of Trust on the
  Safeguard property, monthly principal and interest
  payments are $24,190, due February 1, 2005                       1,868,858         1,973,724

8.24% promissory note secured by a Deed of Trust on the
  Fremont property, interest rate equaled the 20-year
  Treasury rate plus 1.65% at loan closing, monthly
  principal and interest payments are currently $18,898,           1,977,469         2,036,273
  due August 1, 2015

10% promissory note secured by a Deed of Trust on the Java
  City property, monthly principal and interest payments
  are $3,413, due November 1, 2001                                   312,318           321,124

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5--NOTES PAYABLE (CONTINUED)

December 31,                                                         1999             1998
------------                                                      ---------        ---------
8% promissory note secured by a Deed of Trust on the Java
  City property, monthly principal and interest payments
  are $3,126, due June 1, 2018                                      358,931          367,440

Variable rate promissory note secured by a Deed of Trust
  on the Tycom property, interest rate margin is 1.9% over
  the 3 month LIBOR with right of conversion after the
  first year (7.23% at December 31, 1999), monthly
  payments of principal and interest are $16,693, due June        2,229,873        2,267,479
  30, 2007

7.5% promissory note secured by a Deed of Trust on the
  Chino property, monthly principal and interest payments
  are $6,836, due October 1, 2010 (rate is adjustable on
  the fourth and eighth anniversary years of the loan, to
  the weekly average of the five-year Treasury Note yield
  for the seventh week prior to the Adjustment Date plus
  200 basis points, but no less than the existing rate)             909,618          922,884

7.5% promissory note secured by a Deed of Trust on the
  Vacaville property, monthly principal and interest
  payments are $10,346, due October 1, 2010 (rate is
  adjustable on the fourth and eighth anniversary years of
  the loan, to the weekly average of the five-year
  Treasury Note yield for the seventh week prior to the
  Adjustment Date plus 200 basis points, but no less than         1,376,725        1,396,798
  the existing rate)

7.375% promissory note secured by a Deed of Trust on the
  Horn Road property, monthly principal and interest
  payments are $7,309, due June 1, 2011 (rate is
  adjustable on the fourth and eighth anniversary years of
  the loan, to the weekly average of the five-year
  Treasury Note yield for the seventh week prior to the
  Adjustment Date plus 195 basis points, but no less than           977,933          992,913
  the existing rate)

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5--NOTES PAYABLE (CONTINUED)

December 31,                                                           1999               1998
------------                                                        ---------          ---------
8.33% promissory note secured by a Deed of Trust on the
  Roseville property, monthly principal and interest
  payments are $11,510 due July 1, 2008                             1,425,641          1,444,161

7.375% promissory note secured by a Deed of Trust on the
  Corona property, monthly principal and interest payments
  are $7,309 due June 1, 2011 (rate is adjustable on the
  fourth and eighth anniversary years of the loan, to the
  weekly average of the five-year Treasury Note yield for
  the seventh week prior to the Adjustment Date plus 195
  basis points, but no less than the existing rate)                   977,933            992,913

7.5% promissory note secured by a deed of trust on the
  Cerritos  property, monthly principal and interest
  payments are $9,238, due February 2, 2009 (rate is
  adjustable on the fourth and eighth anniversary years of
  the loan, to the weekly average of the five year Treasury
  Note yield for the seventh week prior to the Adjustment
  Date plus 275 basis points, but no less than the existing
  rate)                                                             1,238,343                 --

7.5% promissory note secured by a deed of trust on the
  Ontario property, monthly principal and interest payments
  are $22,390, due March 1, 2004                                    2,971,576                 --

1.75% plus LIBOR rate (7.87% at December 31, 1999)
  promissory note secured by a deed of trust of the Folsom
  property, monthly principal and interest payments are
  $29,425, due September 1, 2001                                    4,089,050                 --
                                                                    ---------          ---------

                                                                  $24,616,551        $16,686,668
                                                                  ===========        ===========


The aggregate fair value of the notes is approximately $24,750,000 and 17,367,000 for 1999 and 1998, respectively, based on current lending rates which are the approximate industry lending rates on these type of properties and these locations.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5--NOTES PAYABLE (CONTINUED)

The aggregate annual future maturities at December 31, 1999 are as follows:

 Years ending December 31,                                                         Amount
 -------------------------                                                     -------------
            2000                                                               $  2,443,716
            2001                                                                  6,056,972
            2002                                                                  2,049,660
            2003                                                                  3,415,092
            2004                                                                  4,237,987
            Thereafter                                                            6,413,124
                                                                               ------------
            Total                                                              $ 24,616,551
                                                                               ============

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

Net Income Per Share was computed using the weighted average number of outstanding shares of 2,929,442, 2,640,041 and 1,839,018 for 1999, 1998 and
1997.

Dividends declared during/for 1999 were as follows:

                                   OUTSTANDING                AMOUNT                  TOTAL
 RECORD DATE                         SHARES                  PER SHARE               DIVIDEND
 -----------                       -----------               ---------              ----------
 March 15, 2000                    2,927,967                   .060                    175,678
                                                                                    ==========
 March 1, 1999                     2,932,762                   .160                 $  469,242
 June 1, 1999                      2,927,967                   .160                    468,475
 September 1, 1999                 2,927,967                   .160                    468,475
 December 1, 1999                  2,927,967                   .160                    468,475
                                                                                    ----------

 Total                                                                              $1,874,666
                                                                                    ==========

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 7--NET INCOME AND DIVIDENDS PER SHARE (CONTINUED)

Dividends declared during 1998 were as follows:

                                   OUTSTANDING                AMOUNT                  TOTAL
 RECORD DATE                         SHARES                  PER SHARE               DIVIDEND
 -----------                       -----------               ---------              ----------
 January 1, 1998                   2,149,404                   $0.0666              $  143,150
 February 1, 1998                  2,345,825                    0.0666                 156,232
 March 1, 1998                     2,345,825                    0.0666                 156,232
 April 1, 1998                     2,345,825                    0.0558                 130,898
 May 1, 1998                       2,590,131                    0.0558                 144,529
 June 1, 1998                      2,888,319                    0.0558                 161,168
 September 30, 1998                2,932,762                    0.1500                 439,914
 December 15, 1998                 2,932,762                    0.1500                 439,914
                                                                                    -----------

 Total                                                                              $1,772,037
                                                                                    ==========

Dividends declared during 1997 were as follows:

                                   OUTSTANDING                AMOUNT                   TOTAL
 RECORD DATE                         SHARES                  PER SHARE               DIVIDEND
 -----------                       -----------               ---------              ----------
 January 1, 1997                    1,550,607                  $0.0666              $  103,270
 February 1, 1997                   1,671,442                   0.0666                 111,318
 March 1, 1997                      1,671,442                   0.0666                 111,318
 April 1, 1997                      1,810,916                   0.0666                 120,606
 May 1, 1997                        1,815,579                   0.0666                 120,918
 June 1, 1997                       1,815,579                   0.0666                 120,918
 July 1, 1997                       1,815,579                   0.0666                 120,918
 August 1, 1997                     1,974,143                   0.0666                 131,478
 September 1, 1997                  1,968,143                   0.0666                 131,078
 October 1, 1997                    1,968,143                   0.0666                 131,078
 November 1, 1997                   2,147,524                   0.0666                 143,025
 December 1, 1997                   2,147,524                   0.0666                 143,025
                                                                                     ---------

 Total                                                                              $1,488,950
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

 December 31,                                               1999          1998        1997
 ------------                                            --------       -------     -------
 Taxable ordinary income                                 $  0.366       $ 0.289     $ 0.385
 Nontaxable return of capital                               0.274         0.382       0.414
                                                         --------       -------     -------

                                                         $  0.640       $ 0.671     $ 0.799
                                                         ========       =======     =======

NOTE 8--TAXES ON INCOME

For the taxable years 1999 and 1998, the Company elected to be treated as a REIT on the filings of the 1999 and 1998 tax returns, and will elect the same for 2000.

NOTE 9--STATEMENT OF CASH FLOWS

Cash paid for interest during the year ended December 31, 1999, 1998 and 1997 was $1,748,271, $1,088,909 and $1,043,192.

The Company had a noncash financing activity related to unpaid equity contributed by an affiliate through expense reimbursement of $290,996, $269,691 and $126,439 for 1999, 1998 and 1997.

NOTE 10--LITIGATION

The Company is a defendant in a lawsuit entitled John Lonberg & Ruthee Goldkorn
v. Sanborn Theaters, Inc. A California Corporation Doing Business as Market lace Cinema; So-Cal Cinema, Inc., a California Corporation; and Salts-Troutman-Kaneshiro, Inc. West Coast Realty Investors, Inc., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema located in Riverside, California. The theater is owned by the Company and leased to and operated by Sanborn Theaters. Plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. Plaintiffs demand statutory damages, damages for emotional distress, a "lodestar" multiplier, attorneys' fees, and punitive damages. Plaintiffs have not quantified their damages, however, it is expected that Plaintiffs claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. Management cannot determine the likelihood of an unfavorable outcome or range of potential loss.

                       WEST COAST REALTY INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 11--SUBSEQUENT EVENTS

(a) During January of 2000 the tenant of the Opto 22 property executed its right to purchase the property. The property is in escrow, with an expected sales price of $3,675,000. The Company expects to realize an approximate gain of $1,100,000 from the sale. There is no assurance that the sale will ultimately be consummated and if consummated it is reasonable possible that gain could differ.

(b) On March 15, 2000 the Company declared and issued a "spill-over" dividend of $175,678 or $0.060 per share, to all the owners of record as of December 31, 1999.

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

The officers and directors of the Company and the Advisor are as follows:

            NAME                           COMPANY                         ADVISOR
   ----------------------      ------------------------------   ------------------------------
      Neal E. Nakagiri                      N/A                            Director

   W. Thomas Maudlin, Jr.            President/Director               President/Director

       John R. Lindsey            Vice President/Treasurer                Treasurer

        George Young                      Director                           N/A

        Steve Bridges                     Director                           N/A

      James W. Coulter                    Director                           N/A

       James E. Prock                     Director                           N/A

The biographies for the above individuals are noted below:


     NEAL NAKAGIRI (Born 1954) serves as President and General Counsel Associated Financial Group, Inc. He is President for two subsidiaries, Associated Securities Corp. and Associated Planners Investment Advisory, Inc. He joined the "Associated" group of companies in March 1985. He was Vice President of Compliance with Morgan, Olmstead, Kennedy & Gardner from 1984 to 1985. He was First Vice President and Director of Compliance with Jefferies and Co., Inc. from 1981 to 1984. He was Vice President and Director of Compliance at W & D Securities, Inc. from 1980 to 1983. He was an Investigator with the National Association of Securities Dealers, Inc. from 1976 to 1980. He has a B.A. degree in Economics from UCLA (1976) and a J.D. from Loyola Law School of Los Angeles
(1991). He is a member of the California Bar and the Compliance and Legal Division of the Securities Industry Association.

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

     JAMES E. PROCK (Born 1935) has been President of West Coast Realty Management, Inc., a subsidiary of Associated Financial Group, Inc., since December 1991. From 1981 until he joined Associated, Mr. Prock was President of Keystate Properties, Inc., a real estate consulting and brokerage firm providing acquisition, development and disposition management services to owners of improved and unimproved properties. His career has included executive positions in the real estate and construction industries where he managed the nationwide real estate program of International Industries, Inc. (IHOP Corp.) and directed the construction of West Coast facilities for Gulf Oil Corporation. He also managed commercial and large-scale residential real estate development operations for several joint ventures (whose partners included Lear Siegler, Atlantic Richfield Company, The Boston Company and Lehman Brothers) as well as for Newport National Corporation and the Bergheer Company. Mr. Prock has a BE in Civil Engineering degree and an MBA from the University of Southern California.

        Maudlin, Coulter, Young and Bridges have served in their positions with the Company since inception. Nakagiri was named Secretary of the Company in June 1996, replacing Mr. William T. Haas, who retired from the Company.

ITEM 11. EXECUTIVE COMPENSATION

        During 1999, the Registrant paid no direct or indirect compensation to the Company's officers.

        The Registrant has no annuity, pension or retirement plans, or existing plan or arrangement pursuant to which compensatory payments are proposed to be made in the future to directors or officers.

        The Company's Independent Directors are entitled to receive up to $500 for each meeting they attend or $100 per meeting via telephone. During 1999, a total of $1,800 was paid to the Company's Independent Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As disclosed in the Prospectus, the Advisor made a commitment to the Company to purchase an amount of Shares, at the public offering price of $10 per share, which in aggregate is equal to the lesser of 10% of the adjusted net worth of the Company, upon completion of the initial offering, or $200,000. As of December 31, 1999, the Advisor had purchased $225,561 worth of shares, or approximately 1% of the adjusted net worth.

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

        3. For property management services, the Advisor engaged West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor. During the year ended December 31, 1999, the Company incurred $200,702 of property management fees.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS

        The following financial statements of West Coast Realty Investors, Inc, are included in PART II, ITEM 8:

                                                                            PAGE

        Report of Independent Certified Public Accountants ...................24

        Balance Sheets - December 31, 1999 and 1998 ..........................25

        Statements of Income for the years ended
             December 31, 1999, 1998 and 1997 ................................26

        Statements of Partners' Equity for the years ended
             December 31, 1999, 1998 and 1997.................................27

        Statements of Cash Flows for the years ended
             December 31, 1999, 1998 and 1997.................................28

        Summary of Accounting Policies ....................................29-30

        Notes to Financial Statements .....................................31-40

     2. FINANCIAL STATEMENT SCHEDULES

        Schedule III--Real Estate and Accumulated Depreciation ............46-48

        Schedule IV--Mortgage Loans and Real Estate........................49-50

        All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)     REPORTS ON FORM 8-K

        NONE

(c)     EXHIBITS

        Financial Data Schedule

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION        DECEMBER 31, 1999

INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS


                                                                                        Cost              Gross Amount at which
                                                         Initial Cost               Capitalized         Carried at Close of Period
                                                         ------------              Subsequent to        --------------------------
                                                                  Building and      Acquisition                         Building and
Description                   Encumbrances          Land          Improvements      Improvements          Land          Improvements
-----------                   ------------       ----------       ------------     -------------       ----------       ------------
Retail Building,
   Huntington Beach, CA        $  527,580        $1,005,965        $  670,245                $-        $1,005,965        $  670,245

Retail Bldg., Shopping
   Center, Fresno, CA             590,029           553,648           861,245                --           553,648           861,245

Industrial Building,
   Huntington Beach, CA         1,641,227         1,132,159         1,367,842           128,984         1,132,159         1,496,826

Entertainment Center,
   Riverside, CA                1,143,447           768,667         2,886,833                --           768,667         2,886,833

Office Building,
   Tustin, CA                   1,868,858         1,089,796         3,772,298                --         1,089,796         3,772,298

Light Industrial Bldg,
   Fremont, CA                  1,977,469         1,228,262         2,519,348                --         1,228,262         2,519,348

Light Industrial Bldg.,
   Sacramento, CA                 312,318           489,182           609,398                --           489,182           609,398

Light Industrial Bldg.,
   Sacramento, CA                 358,931           325,024           404,896                --           325,024           404,896

Light Industrial Bldg.,
   Irvine, CA                   2,229,873         1,570,000         3,337,440                --         1,570,000         3,337,440

Restaurant Facility,
   Roseville, CA                1,425,641           594,025         1,382,459                --           594,025         1,382,459


                                                                                         Life (Years)
                                                                                          on which
                                                                                         Depreciation
                                                                                         is Computed
                                                                  Year                   ------------
                                Total          Accumulated    Construction   Date        Building and
Description                     Cost           Depreciation    Completed    Acquired     Improvements
-----------                  ----------        ------------   ------------  --------     ------------
Retail Building,
   Huntington Beach, CA      $1,676,210        $  188,855        1991        2/91           31.5

Retail Bldg., Shopping
   Center, Fresno, CA         1,414,893           146,306        1993        5/93           39.0

Industrial Building,
   Huntington Beach, CA       2,628,985           223,973        1976        9/93           39.0

Entertainment Center,
   Riverside, CA              3,655,500           376,271        1994        11/94          39.0

Office Building,
   Tustin, CA                 4,862,094           443,311        1986        5/95           39.0

Light Industrial Bldg,
   Fremont, CA                3,747,610           266,471        1993        10/95          39.0

Light Industrial Bldg.,
   Sacramento, CA             1,098,580            52,743        1988        8/96           39.0

Light Industrial Bldg.,
   Sacramento, CA               729,920            35,042        1988        8/96           39.0

Light Industrial Bldg.,
   Irvine, CA                 4,907,440           351,046        1978        1/97           39.0

Restaurant Facility,
   Roseville, CA              1,976,484            71,610        1997        10/97          39.0

                                                               DECEMBER 31, 1999

INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS (CONTINUED)


                                                                                     Cost              Gross Amount at which
                                                       Initial Cost              Capitalized         Carried at Close of Period
                                                       ------------              Subsequent to       --------------------------
                                                               Building and       Acquisition                      Building and
Description                   Encumbrances         Land        Improvements      Improvements         Land         Improvements
-----------                   ------------      ---------     -------------      -------------     ---------       ------------
Light Industrial Bldg.,
Corona, CA                       977,933          703,142        1,201,310               --          703,142        1,201,310

Light Industrial Bldg
Sacramento, CA                   977,933        1,068,000        1,073,200               --        1,068,000        1,073,200

Light Industrial Bldg
Chino, CA                        909,618          714,245        1,145,093               --          714,245        1,145,093

Light Industrial Bldg
Vacaville, CA                  1,376,725          330,000        2,405,308               --          330,000        2,405,308

Light Industrial Bldg
Cerritos, CA                   1,238,343        1,004,015        1,310,554               --        1,004,015        1,310,554

Light Industrial Bldg          2,971,576        2,636,728        1,978,236               --        2,636,728        1,978,236
Ontario, CA

Light Industrial Bldg          4,089,050        1,105,977        4,904,979               --        1,105,977        4,904,979
Folsom, CA
                               ---------        ---------        ---------      -----------        ---------        ---------

Total                        $24,616,551      $16,318,835      $31,830,684      $   128,984      $16,318,835      $31,959,668
                             ===========      ===========      ===========      ===========      ===========      ===========



                                                                                        Life (Years)
                                                                                          on which
                                                                                         Depreciation
                                                                                        is Computed
                                                              Year                     --------------
                               Total         Accumulated   Construction     Date        Building and
Description                    Cost          Depreciation    Completed     Acquired      Improvements
-----------                  ---------       ------------  ------------    --------    --------------
Light Industrial Bldg.,
Corona, CA                   1,904 452           61,604      1988           12/97         39.0

Light Industrial Bldg
Sacramento, CA               2,141,200           41,276      1976            1/98         39.0

Light Industrial Bldg
Chino, CA                    1,859,338           44,040      1989            4/98         39.0

Light Industrial Bldg
Vacaville, CA                2,735,308           92,508      1996            5.98         39.0

Light Industrial Bldg
Cerritos, CA                 2,314,569           16,801      1980           12/98         39.0

Light Industrial Bldg
Ontario, CA                  4,614,964           25,361      1997            1/99         39.0

Light Industrial Bldg
Folsom, CA                   6,010,956           62,882      1984            5/99         39.0
                             ---------           ------      ----            ----         ----

Total                     $ 48,278,503      $ 2,500,100
                          ============      ===========      ====            ====         ====

DECEMBER 31, 1998

A reconciliation of the total cost for the years ending December 31, 1997, 1998 and 1999 follows:

Balance at January 1, 1997                                                    $ 21,933,152
1997 Additions                                                                  8,780,873
1997 Disposition                                                                (2,248,343)
                                                                              ------------

Balance at December 31, 1997                                                    28,465,682
1998 Additions                                                                  9,186,901
                                                                              ------------

Balance at December 31, 1998                                                    37,652,583
1999 Additions                                                                  10,625,921
                                                                              ------------

Balance at December 31, 1999                                                  $ 48,278,504
                                                                              ------------

A reconciliation of accumulated depreciation for the years ending December 31, 1997, 1998 and 1999 follows:

Balance at January 1, 1997                                                    $   814,948
1997 Depreciation                                                                 463,513
1997 Disposition                                                                 (135,391)
                                                                              ------------

Balance at December 31, 1997                                                    1,143,070
1998 Depreciation                                                                 638,529
                                                                              ------------

Balance at December 31, 1998                                                    1,781,599
1999 Depreciation                                                                 718,502
                                                                              ------------

Balance at December 31, 1999                                                  $ 2,500,100
                                                                              ------------

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE                    DECEMBER 31, 1999

INFORMATION REQUIRED BY RULE 12-29 IS AS FOLLOWS

                                      Final             Period                                                Delinquent
                         Interest    Maturity          Payment            Prior      Face        Carrying     Principal/
Description                Rate        Date             Terms             Liens     Amount        Amount       Interest
-----------              --------    --------     ------------------      -----     ---------    ----------   ----------

Retail Building              8.25%    8/1/2003      Equal Monthly          None     $ 665,000     $ 590,029      None
Fresno, CA                                           Payments to
First Deed of Trust                               Maturity; Balloon
                                                  Payment due 8/2003

Industrial Building,      Variable   10/1/2003      Equal Monthly          None     1,700,000     1,641,227      None
Huntington Beach, CA                                 Payments to
First Deed of Trust                               Maturity; Balloon
                                                 Payment due 10/2003

Retail Building,          Variable    2/1/2004     Variable Monthly        None       600,000       527,580      None
Huntington Beach,                                    Payments to
California                                         Maturity; 25 yr
First Deed of Trust                                 Amortization;
                                                 Balloon Payment due
                                                        2/2004

Entertainment Center,        9.25%   11/8/2004      Equal Monthly          None     1,200,000     1,143,447      None
Riverside, CA                                    Payments; Amortized
First Deed of Trust                                 over 28 yrs, 3
                                                   months; Balloon
                                                 Payment due 11/2004

Office Building,            9.625%    2/1/2005   Fixed Rate; 15 year       None     2,300,000     1,868,858      None
Tustin, CA                                          Amortization;
First Deed of Trust                              Balloon Payment due
                                                        2/2005

Light Industrial Bldg.      8.240%    8/1/2015      Equal Monthly          None     2,200,000     1,977,469      None
Fremont, CA                                       Payments 20 years
First Deed of Trust                                  Amortization

Light Industrial Bldg.     10.000%   12/1/2001      Equal Monthly          None       350,000       312,318      None
Sacramento, CA                                    Payments 25 years
First Deed of Trust                                  Amortization

Light Industrial Bldg.      8.000%    6/1/2018      Equal Monthly          None       405,000       358,931      None
Sacramento, CA                                    Payments 25 years
First Deed of Trust                                  Amortization

Light Industrial Bldg.    Variable    8/1/2007     Variable Monthly        None     2,312,500     2,229,873      None
Irvine, CA                                           Payments to
First Deed of Trust                               Maturity; 25 year
                                                     Amortization

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)        DECEMBER 31, 1999

                                      Final             Period                                                Delinquent
                         Interest    Maturity          Payment            Prior      Face        Carrying     Principal/
Description                Rate        Date             Terms             Liens     Amount        Amount       Interest
-----------              --------    --------     ------------------      -----     ---------    ----------   ----------

Light Industrial          Variable   10/1/2010      Equal Monthly        None         925,000       909,618      None
Chino, CA                                            Payments to
First Deed of Trust                               Maturity; Balloon
                                                 Payment due 10/2010

Industrial Building          7.50%   10/1/2010      Equal Monthly        None       1,400,000     1,376,725      None
Vacaville, CA                                        Payments to
First Deed of Trust                               Maturity; Balloon
                                                 Payment due 10/2010

Light Industrial            7.375%   6/01/2011      Equal Monthly        None       1,000,000       977,933      None
Sacramento, CA                                       Payments to
First Deed of Trust                               Maturity; Balloon
                                                 Payment due 6/2011

Restaurant Facility          8.33%    7/1/2008      Equal Monthly        None       1,450,000     1,425,641      None
Roseville, CA                                        Payments to
First Deed of Trust                                   Maturity;
                                                  Amortization Over
                                                  25 Years Balloon
                                                 Payment due 7/2008

Light Industrial            7.375%    6/1/2011      Final Monthly        None       1,000,000       977,933      None
Corona, CA                                           Payments to
First Deed of Trust                               Maturity; Balloon
                                                  Payment due 6/2011

Light Industrial             7.50%    2/2/2009      Equal Monthly        None       1,250,000     1,238,343      None
Cerritos, CA                                         Payments to
First Deed of Trust                               Maturity; Balloon
                                                 Payment due 2/2009

Light Industrial             7.50%    3/1/2004      Equal Monthly        None       3,000,000     2,971,576      None
Ontario, CA                                          Payments to
First Deed of Trust                               Maturity; Balloon
                                                 Payment due 3/2004

Light Industrial          Variable    9/1/2001      Equal Monthly        None       4,125,870     4,089,050      None
Folsom, CA                                           Payments to
First Deed of Trust                               Maturity; Balloon
                                                 Payment due 9/2001

                                                                                  $25,883,370   $24,616,551
                                                                                  ===========   ===========

DECEMBER 31, 1998

A reconciliation of mortgage loans payable for the years ended December 31, 1997, 1998 and 1999 follows:

Balance at January 1, 1997                                     $ 10,078,793
1997 Additions                                                   2,312,500
1997 Paydowns                                                    (1,196,461)
                                                               ------------

Balance at December 31, 1997                                     11,194,832
1998 Additions                                                   5,775,000
1998 Paydowns                                                      (283,164)
                                                               ------------

Balance at December 31, 1998                                     16,686,668
1999 Additions                                                   8,339,590
1999 Paydowns                                                      (409,707)
                                                               ------------

Balance at December 31, 1999                                   $ 24,616,551
                                                               ============

                                                            SIGNATURES


        Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WEST COAST REALTY INVESTORS, INC.

                                    /s/ W. THOMAS MAUDLIN JR.
                           -------------------------------------------
                                      W. THOMAS MAUDLIN JR.
                       (Director, President and Principal Executive Officer)

                                      /s/ JAMES E. PROCK
                           -------------------------------------------
                                        JAMES E. PROCK
                                          (Director)

                                     /s/ JOHN R. LINDSEY
                           -------------------------------------------
                                       JOHN R. LINDSEY
                                  (Vice President/Treasurer,
                               Principal Financial Officer, and
                                 Principal Accounting Officer)

                                       /s/ GEORGE YOUNG
                           -------------------------------------------
                                          GEORGE YOUNG
                                           (Director)


Date: March 30, 2000