Form 10-Q
period 2000-03-31
WEST COAST REALTY INVESTORS INC
filed 2000-05-15
CIK 858346

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2000
                                                 --------------

                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from to


                         Commission file number 0-24594
                                                -------


                        WEST COAST REALTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                 95-4246740
                  --------                                 ----------
       (State or other Jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


                        5933 W. CENTURY BLVD., 9TH, FLOOR
                          LOS ANGELES, CALIFORNIA 90045
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (310) 670-0800
                            ------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,927,967 SHARES OUTSTANDING AS OF MAY 11, 2000.

                        ASSOCIATED PLANNERS REALTY FUND

                                      INDEX



PART I - FINANCIAL INFORMATION

                                                                                           PAGE NO.
                                                                                           --------
Item 1. Consolidated Financial Statements

           Balance Sheets -
           March 31, 2000 and December 31, 1999                                                3

           Statements of Stockholders' Equity -
           Three Months Ended March 31, 2000 and 1999                                          4

           Statements of Income -
           Three Months Ended March 31, 2000 and 1999                                          5

           Statements of Cash Flows -
           Three Months Ended March 31, 2000 and 1999                                          6

           Summary of Accounting Policies                                                      7

           Notes to Financial Statements                                                       9

Item 2. Management's Discussion and Analysis of                                               17
        Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                  24

Item 2.    Changes in Securities                                                              24

Item 3.    Defaults Upon Senior Securities                                                    24

Item 4.    Submission of Matters to a Vote of Security Holders                                24

Item 5.    Other Information                                                                  24

Item 6.    Exhibit and Reports on Form 8-K                                                    24

PART 1.  FINANCIAL INFORMATION


                        WEST COAST REALTY INVESTORS, INC.

                                 BALANCE SHEETS


===========================================================================================================
                                                                     MARCH 31, 2000      December 31, 1999
                                                                       (UNAUDITED)            (Audited)
-----------------------------------------------------------------------------------------------------------
ASSETS
Rental real estate, less accumulated
   depreciation (Note 1)                                               $ 45,572,519         $ 45,778,403
Cash and cash equivalents                                                 2,194,652            1,874,880
Deferred rent                                                               588,342              569,442
Accounts receivable                                                         343,872              362,714
Loan origination fees, net of accumulated
     amortization of $110,031 and $101,927                                  222,367              230,471
Other assets                                                                 39,749               48,590
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $ 48,961,501         $ 48,864,500
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                                                    $     26,442         $        728
   Due to related party (Note 3(e))                                          67,107               87,166
   Dividends payable (Note 5)                                               512,394                   --
   Security deposits and prepaid rent                                       455,481              484,854
   Other liabilities                                                        213,935              201,733
   Notes payable (Note 4)                                                24,534,813           24,616,551
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        25,810,172           25,391,032
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares authorized,
5,000,000 shares issued, 2,927,967 outstanding in 2000 and 1999              29,280               29,280
Additional paid-in capital                                               26,812,187           26,738,963
Dividend in excess of retained earnings                                  (3,690,138)          (3,294,775)
-----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               23,151,329           23,473,468
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 48,961,501         $ 48,864,500
===========================================================================================================


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                                                                                   DIVIDENDS IN
                                                  COMMON          STOCK        ADDITIONAL PAID       EXCESS OF
                                                  SHARES          AMOUNT           CAPITAL       RETAINED EARNINGS
                                                 ---------        -------      ---------------   -----------------
BALANCE AT DECEMBER 31, 1999                     2,927,967        $29,280        $26,738,963        $(3,294,775)

Equity contribution by Affiliates through
expense reimbursements (Note 3 (f))                     --             --             73,224                 --

Net income                                              --             --                 --            292,709

Dividends declared (Note 5)                             --             --                 --           (688,072)
                                                 ---------        -------        -----------        -----------
BALANCE AT MARCH 31, 2000                        2,927,967        $29,280        $26,812,187        $(3,690,138)
                                                 =========        =======        ===========        ===========


                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                                                                   DIVIDENDS IN
                                                  COMMON          STOCK        ADDITIONAL PAID       EXCESS OF
                                                  SHARES          AMOUNT           CAPITAL       RETAINED EARNINGS
                                                 ---------        -------      ---------------   -----------------
BALANCE AT DECEMBER 31, 1998                     2,932,762        $29,328        $26,495,731        $(2,490,779)

Equity contribution by Affiliates through
expense reimbursements (Note 3 (f))                     --             --             72,719                 --

Net income                                              --             --                 --            145,672

Dividends declared (Note 5)                             --             --                 --           (469,242)
                                                 ---------        -------        -----------        -----------
BALANCE AT MARCH 31, 1999                        2,932,762        $29,328        $26,568,450        $(2,814,349)
                                                 =========        =======        ===========        ===========


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                              STATEMENTS OF INCOME


=====================================================================================
                                              THREE MONTHS ENDED  Three Months Ended
                                                MARCH 31, 2000      March 31, 1999
                                                  (UNAUDITED)         (Unaudited)
-------------------------------------------------------------------------------------
Revenues
   Rental (Notes 1 and 2)                         $1,362,749          $1,136,944
   Interest                                           24,847              17,788
-------------------------------------------------------------------------------------

                                                   1,387,596           1,154,732
-------------------------------------------------------------------------------------
Costs and expenses
   Operating                                          88,822              53,755
   Property taxes                                     46,369              31,001
   Property management fees (Note 3 (e))              53,608              41,930
   Interest expense                                  560,254             342,737
   General and administrative                        131,846             368,216
   Depreciation and amortization                     213,988             171,421
-------------------------------------------------------------------------------------

                                                   1,094,887           1,009,060
-------------------------------------------------------------------------------------

Net income                                        $  292,709          $  145,672
=====================================================================================

Net income per share (Note 5)                     $      .10          $      .05
=====================================================================================

                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                            STATEMENTS OF CASH FLOWS


=======================================================================================================
                                                                     THREE MONTHS        Three Months
                                                                         ENDED               Ended
                                                                     MARCH 31,2000       March 31,1999
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (UNAUDITED)         (Unaudited)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $   292,709         $   145,672
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                        205,884             163,904
     Interest expense on amortization of loan origination fees              8,104               7,517
     Equity contribution by Affiliates through expense
          reimbursements                                                   73,224              72,719
Increase (decrease) from changes in:
     Deferred rent                                                        (18,900)            (36,003)
     Accounts receivable                                                   18,842
     Other assets                                                           8,841               7,792
     Accounts payable                                                      25,714              (5,795)
     Due to related party                                                 (20,059)             13,830
     Security deposits and prepaid rent                                   (29,373)             43,201
     Other liabilities                                                     12,202              23,269
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 577,188             436,106
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate                                              --          (4,614,964)
-------------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                                        --          (4,614,964)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends declared and paid                                              (175,678)                 --
Increase in notes payable                                                      --           4,250,000
Payments on notes payable                                                 (81,738)            (90,075)
(Increase) in loan origination fees                                            --             (38,224)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (257,416)          4,121,701
-------------------------------------------------------------------------------------------------------

NET INCREASE, (DECREASE) IN CASH AND CASH EQUIVALENTS                     319,772             (57,157)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,874,880           4,594,587

-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                             $ 2,194,652         $ 4,537,430
=======================================================================================================


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES



BUSINESS

West Coast Realty Investors, Inc. (the "Company") is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Code. The Company has complied with all requirements imposed on REIT's for 1999, 1998, and 1997 tax years; however, qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail and commercial properties located primarily in California and the west coast of the United States. The Company intends to acquire property for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the value of all properties on a combined basis, or eighty percent individually and intends on owning and operating such properties for investment purposes, over an anticipated holding period of five to ten years.


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


PRESENTATION OF INTERIM INFORMATION

In the opinion of the Advisor of West Coast Realty Investors, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999.

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

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED) AND DECEMBER 31, 1999



NOTE 1 - RENTAL PROPERTIES

The Company owns the following income-producing properties:

                                                                               Original
                                                                             Acquisition
 Location (Property Name)                            Date Purchased              Cost
 -----------------------------------------------------------------------------------------
 Huntington Beach, California (Blockbuster)        February 26, 1991         $ 1,676,210
 Fresno, California                                May 14, 1993                1,414,893
 Huntington Beach, California (OPTO-22)            September 15, 1993          2,628,985
 Riverside, California                             November 29, 1994           3,655,500
 Tustin, California (Safeguard)                    May 22, 1995                4,862,094
 Fremont, California (Technology Drive)            October 31, 1995            3,747,610
 Sacramento, California (Java City)                August 2, 1996              1,828,500
 Irvine, California (Tycom)                        January 17, 1997            4,907,440
 Roseville, California (Applebee's)                October 31, 1997            1,976,484
 Corona, California                                December 31, 1997           1,904,452
 Sacramento, California (Horn Road)                January 15, 1998            2,141,200
 Chino, California                                 April 19, 1998              1,859,338
 Vacaville, California                             May 20, 1998                2,735,308
 Cerritos, California                              December 23, 1998           2,314,569
 Ontario, California                               January 12, 1999            4,614,964
 Folsom, California                                May 1, 1999                 6,010,956


The major categories of property are:

                                                March 31,           December 31,
                                                  2000                  1999
 ================================================================================
 Land                                          $16,318,835          $16,318,835
 Buildings and improvements                     31,959,668           31,959,668
 --------------------------------------------------------------------------------

                                                48,278,503           48,278,503
 Less accumulated depreciation                   2,705,984            2,500,100
 --------------------------------------------------------------------------------

 Net rental properties                         $45,572,519          $45,778,403
 ================================================================================

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED) AND DECEMBER 31, 1999



NOTE 1 - RENTAL PROPERTIES (CONTINUED)

A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

Three tenants accounted for 13%, 10% and 10%, respectively, for the three months ended March 31, 2000; and

Three tenants accounted for 14%, 13% and 10%, respectively, for the three months ended March 31, 1999.


NOTE 2 - FUTURE MINIMUM RENTAL INCOME

As of March 31, 2000, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

           2000 ..................................    $ 3,772,250
           2001 ..................................      4,753,631
           2002 ..................................      4,285,529
           2002 ..................................      4,285,529
           2003 ..................................      3,638,304
           2004 ..................................      3,520,554
           Thereafter ............................     12,970,455
                                                      -----------
           Total                                      $32,940,723
                                                      ===========

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.


NOTE 3 - RELATED PARTY TRANSACTIONS

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

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED) AND DECEMBER 31, 1999



NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

During the periods presented, the Company had the following related party transactions:

           (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                           THREE MONTHS ENDED  FOR THE YEAR ENDED
                                               MARCH 31, 2000   DECEMBER 31, 1999
                                                     --------            --------
Acquisition fees and refinancing fees                $     --            $682,414
Overhead expenses                                       6,000              24,000
                                                     --------            --------
                                                     $  6,000            $706,414
                                                     ========            ========

           (b) At March 31, 2000 and December 31, 1999, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

           (c) Property management fees earned by WCRM totaled $53,608 and $41,930 for the three months ended March 31, 2000 and 1999, respectively.

           (e) The Corporation had related party accounts payable as follows:

                                            MARCH 31, 2000  DECEMBER 31, 1999
           Associated Securities Corp.             $ 7,499            $22,723
           West Coast Realty Management             53,608             58,443
           West Coast Realty Advisors                6,000              6,000
                                                   -------            -------
                                                   $67,107            $87,166
                                                   =======            =======

           (f) Advisory fees earned by WCRA totaled $73,224 and $72,719 for the three months ended March 31, 2000 and 1999, respectively. WCRA waived collection of $73,224, (or 100%) and $72,719 (or 100%)
                respectively, of these fees which are included in additional paid-in capital.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED) AND DECEMBER 31, 1999



NOTE 4 - NOTES PAYABLE

                                                                                      MARCH 31,       December 31,
                                                                                        2000              1999
===================================================================================================================
8.25% promissory note secured by a Deed of Trust on the Fresno Property,
   monthly principal and interest payments are $5,244 due August 1, 2003             $  588,341        $  590,029

Variable rate promissory note secured by a Deed of Trust on the OPTO-22 property, interest rate adjustments are monthly and are based on the 11th
   District cost of funds rate plus 3% (7.963% at December 31, 1998), and may not go below 6.5% or above 11.0%, monthly principal and interest payments
   are $12,794, due October 1, 2003                                                   1,637,399         1,641,227

8.25% promissory note secured by a Deed of Trust on the Blockbuster property, interest rate adjusts to the 5-year Treasury rate plus 350 basis points on
   February 1, 1999, monthly principal and interest payments are $4,934, due
   February 1, 2004                                                                     524,962           527,580

8.25% promissory note secured by a Deed of Trust on the Riverside property,
   monthly principal and interest payments are $9,988, due November 8, 2004           1,141,457         1,143,447

9.625% promissory note secured by a Deed of Trust on the Safeguard property,
   monthly principal and interest payments are $24,190, due February 1, 200           1,850,455         1,868,858

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 2000 AND 1990 (UNAUDITED) AND DECEMBER 31, 1999



NOTE 4 - NOTES PAYABLE (CONTINUED)

                                                                                      MARCH 31,       December 31,
                                                                                        2000              1999
===================================================================================================================
8.24% promissory note secured by a Deed of Trust on the Fremont property, interest rate equaled the 20-year Treasury rate plus 1.65% at loan closing, monthly principal and interest payments are currently $18,898, due
   August 1, 2015                                                                      1,967,734        1,977,469

10%promissory note secured by a Deed of Trust on the Java City property,
   monthly principal and interest payments are $3,413, due November 1, 2001              310,873          312,318

8% promissory note secured by a Deed of Trust on the Java City property,
   monthly principal and interest payments are $3,126, due June 1, 2018                  357,557          358,931

Variable rate promissory note secured by a Deed of Trust on the Tycom property, interest rate margin is 1.9% over the 3 month LIBOR with right of conversion after the first year (7.65% at December 31, 1998), monthly payments of
   principal and interest are $16,693, due June 30, 2007                               2,223,357        2,229,873

7.5% promissory note secured by a Deed of Trust on the Chino property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the
   existing rate)                                                                        907,317          909,618

7.5% promissory note secured by a Deed of Trust on the Vacaville property, monthly principal and interest payments are $10,346, due October 1, 2010
   (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than
   the existing rate)                                                                  1,373,242        1,376,725

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED) AND DECEMBER 31, 1999



NOTE 4 - NOTES PAYABLE (CONTINUED)

                                                                                      MARCH 31,       December 31,
                                                                                        2000              1999
===================================================================================================================
7.375% promissory note secured by a Deed of Trust on the Horn Road property, monthly principal and interest payments are $7,309, due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the
   existing rate)                                                                        975,335          977,933

8.33% promissory note secured by a Deed of Trust on the Roseville property,
   monthly principal and interest payments are $11,510 due July 1, 2008                1,422,391        1,425,641

7.375% promissory note secured by a Deed of Trust on the Corona property, monthly principal and interest payments are $7,309 due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the
   existing rate)                                                                        975,335          977,933

7.50% promissory note secured by a Deed of Trust on the Cerritos property,
   monthly principal and interest payments are $9,238 due April 1, 2011                1,235,347        1,238,343

7.50% promissory note secured by a Deed of Trust on the Ontario property,
   monthly principal and interest payments are $22,390 due March 1, 2004               2,965,180        2,971,576

1.75% plus LIBOR rate (7.87% at December 31, 1999) promissory note secured by a deed of trust of the Folsom property, monthly principal and interest
   payments are $29,425, due September 1, 2001                                         4,078,531        4,089,050
-------------------------------------------------------------------------------------------------------------------

                                                                                     $24,534,813      $24,616,551
===================================================================================================================

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED) AND DECEMBER 31, 1999



NOTE 4 - NOTES PAYABLE (CONTINUED)

The aggregate annual future maturities at March 31, 2000 are as follows:

           2000 ..................................   $ 1,832,787
           2001 ..................................     6,056,972
           2002 ..................................     2,049,660
           2003 ..................................     3,415,092
           2004 ..................................     4,237,987
           Thereafter ............................     6,942,315
                                                     -----------
           Total                                     $24,534,813
                                                     ===========


NOTE 5 - NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared and accrued based approximately upon the previous quarter's income from operations before depreciation and amortization.

Net Income Per Share for the three months ended March 31, 2000 and 1999 was computed using the weighted average number of outstanding shares of 2,927,967 and 2,932,762, respectively.

Dividends declared during the first quarter 2000 and 1999 were as follows:


                            OUTSTANDING         AMOUNT           TOTAL
RECORD DATE                    SHARES          PER SHARE        DIVIDEND
-----------                 -----------        ---------        --------
December 31, 1999            2,927,967           $0.060         $175,678
March 31, 2000               2,927,967            0.175          512,394
                                                                ---------
TOTAL                                                           $688,072
                                                                ========

March 31, 1999               2,932,762           $0.160          469,242
                                                                ---------
TOTAL                                                           $469,242
                                                                ========

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED) AND DECEMBER 31, 1999



NOTE 6 - LITIGATION

The Company is a defendant in a lawsuit entitled JOHN LONBERG & RUTHEE GOLDKORN
V. SANBORN THEATERS, INC. A CALIFORNIA CORPORATION DOING BUSINESS AS MARKET LACE CINEMA; SO-CAL CINEMA, INC., A CALIFORNIA CORPORATION; AND SALTS-TROUTMAN-KANESHIRO, INC., WEST COAST REALTY INVESTORS, INC., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema located in Riverside, California. The theater is owned by the Company and leased to and operated by Sanborn Theaters. Plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. Plaintiffs demand statutory damages, damages for emotional distress, a "lodestar" multiplier, attorneys' fees, and punitive damages. Plaintiffs have not quantified their damages, however, it is expected that Plaintiffs claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. Management cannot determine the likelihood of an unfavorable outcome or range of potential loss.


NOTE 7 - SUBSEQUENT EVENTS

(a) On April 15, 2000, the Company paid dividends totaling $512,394 ($0.175 per share), payable to shareholders of record as of March 31, 2000 (Note 8).

(b) During January 2000 the tenant of the Opto 22 property executed its right to purchase the property. The sale of the property closed in April 2000 for a sales price $3,675,000. The Company realized an approximate gain of $1,100,000 on the sale.

(c) During April 2000, the Company entered into a contract to sell the Fremont, California property to an unrelated buyer. The property is in escrow with an expected sale price of $4,850,000. The Company expects to realize an approximate gain of $1 million from the sale. There is no assurance that the sale will ultimately be consummated and if consummated it is reasonably possible that the gain could differ.

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


INTRODUCTION

West Coast Realty Investors, Inc. (the "Company") was organized in October 1989 under the laws of the State of Delaware. The Company qualifies as a Real Estate Investment Trust ("REIT") for federal and state income tax purposes. The Company is advised by West Coast Realty Advisors, Inc. (the "Advisor"), a wholly owned subsidiary of Associated Financial Group, Inc. The Advisor will oversee the investments of the Company, subject to the direction of the Company's Board of Directors.

The Company is organized for the purpose of investing in, holding, and managing income-producing retail or commercial properties located primarily in California and on the West Coast of the United States. Properties have been and will be acquired for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the value of all properties on a combined basis or eighty percent individually. The Company intended on holding each property for approximately seven to ten years.

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


RESULTS OF OPERATIONS - MARCH 31, 2000 VS. MARCH 31, 1999

Operations for the quarter ended March 31, 2000 represented a full quarter of rental operations for all properties, compared to the quarter ended March 31, 1999, which excluded the Folsom property which was purchased in May 1999 and eleven days of the Ontario property which was purchased January 12, 1999.

The net income for the quarter ended March 31, 2000 of $292,709 increased significantly from net income for the quarter ending March 31, 1999 of $145,672, principally because the Company did not incur acquisition and financing costs in the quarter ended March 31, 2000. In the quarter ended March 31, 1999, the Company incurred acquisition and financing costs of $261,036.

Rental revenue increased $225,805 (20%) primarily due to the ownership of the Folsom property in 2000. Interest income increased $7,059 (40%) due to higher average balances maintained in interest earning assets during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Average balances of interest earning assets for the quarter ended March 31, 1999 were significantly less that comparable balances at either March 31, 1999 or December 31, 1998 because the Ontario property was purchased for all cash on January 12, 1999 and the Company received the proceeds from financing the Ontario and Cerritos properties in March 1999.

Operating expenses, Property taxes, and Property management fees increased $62,113 (49%) primarily due to the cost of operating the Folsom property in 2000. Interest expense increased $217,517 (63%) due to the additional debt incurred in connection with property acquisitions and refinancing activities. Despite the large debt amounts, the

                        WEST COAST REALTY INVESTORS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - MARCH 31, 2000 VS. MARCH 31, 1999 (CONTINUED)

Company is still below the maximum 50% debt, a maximum that is allowed by the Company's by-laws. General and administrative costs decreased $236,370 (64%) principally because the Company did not incur acquisition and financing fees in 2000 (the Company incurred $261,036 of such fees in the first three months of 1999). Depreciation and amortization expense increased $42,567 (25%) as a result of the ownership of additional properties during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. Net income of $292,709 for the quarter ended March 31, 2000 was $147,037 (101%) higher than the three months ended March 31, 1999.

The average number of shares outstanding during 2000 was 2,927,967 vs. 2,932,762 in 1999. Net income per share increased from $.05 in 1999 to $.10 in 2000.

During the quarter ended March 31, 2000, the Company declared dividends totaling $688,072, which included a "1999 Spill-Over Dividend" of $175,678. This compares to dividends of $469,242 declared for the quarter ended March 31, 1999. Cash basis net income for the quarter ended March 31, 2000 was $506,697. This was derived by adding depreciation and amortization expense to net income. Cash distributions based on 2000 operations of $512,394 were $5,697 greater than cash basis net income. In comparison, distributions in the first quarter 1999 were $152,149 greater than cash basis income of $317,093. The Company continued to qualify as a REIT in 2000, and liquidity of the Company continues to be strong.


RESULTS OF OPERATIONS - MARCH 31, 1999 VS. MARCH 31, 1998

Operations for the quarter ended March 31, 1999 represented a full quarter of rental operations for all properties except the Ontario property, which was owned for two and one-half months.

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

                        WEST COAST REALTY INVESTORS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - MARCH 31, 2000 VS. MARCH 31, 1999 (CONTINUED)

Operating expenses increased $24,905 (86%) primarily due to increases in common area maintenance, consulting services, advertising and legal expenses, offset by lower utilities and property insurance expenses during the quarter ended March 31, 1999 compared to March 31, 1998. Interest expense increased $108,993 (47%) due to the additional debt incurred in connection with property acquisitions and refinancing activities. Despite the large debt amounts, the Company is still below the maximum 50% debt a maximum that is allowed by the Company's by-laws. General and administrative costs increased $285,030 (343%) due to acquisition fees of $261,036 expended in connection with property acquisitions. Depreciation and amortization expense increased $2,153 (1%) as a result of the ownership of additional properties during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, offset by a change in asset allocations relating to the Roseville property. Net income of $145,672 for the quarter ended March 31, 1999 was $112,802 (44%) lower than the three months ended March 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2000, the Company declared dividends totaling $512,394 based on operations for the first quarter of 2000. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare quarterly dividends, subject to the maintenance of reasonable reserves.

Management uses cash and cash equivalents as its primary measure of the Company's liquidity. The amount of cash that represents adequate liquidity for a real estate investment company is dependent on several factors. Among them are:

                        WEST COAST REALTY INVESTORS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - MARCH 31, 2000 VS. MARCH 31, 1999 (CONTINUED)

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

The first factor refers to the risk of the Company's investments. At March 31, 2000, the Company's excess funds were invested in short-term money market funds. The Company acquires rental property either entirely for cash or with moderate financing. Although the notes payable, which evidence such financing, are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2001 through 2011. The Company is aware that the balloon payments must be satisfied either through refinancing of the loans or the sale of the property(ies) in order to protect the interests of the Company's shareholders. Furthermore, most of the properties' tenants are nationally known retailers or well-established businesses committed under long-term leases.

The second factor refers to the condition of the Company's properties. The Company's properties are in good condition without significant deferred maintenance obligations and are leased under "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

The third factor refers to operating cycle. The Company was liquid at March 31, 2000 and is in the "operating" stage of its life cycle. Virtually all excess funds were invested in a short-term money market fund. At quarter-end, the Company has allocated approximately $450,000 towards a "reserve", $512,000 of cash is held pending dividend distribution to stockholders, $150,000 of cash to be paid for current mortgage and accounts payable commitments, $455,000 in tenant security deposits and prepaid rents, and the balance-approximately $628,000, is to be held for working capital purposes. The Company's operations generated $507,000 in net operating cash flow during the quarter ended March 31, 2000 (net income plus depreciation and amortization expense). Thus, the Company is generating significant amounts of cash flow and could withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

                        WEST COAST REALTY INVESTORS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - MARCH 31, 2000 VS. MARCH 31, 1999 (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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


CASH FLOWS - MARCH 31, 2000 VS. MARCH 31, 1999

Cash resources increased $319,772 during the three months ended March 31, 2000 compared to a $57,157 decrease in cash resources for the three months ended March 31, 1999. Cash provided by operating activities increased by $577,188 with the largest contributor being $506,697 in cash basis net income for the three months ended March 31, 2000. In contrast, the three months ended March 31, 1999 provided $436,106 in cash from operating activities due primarily to $317,093 in cash basis net income. The sole use of cash in investing activities for the three months ended March 31, 1999 was $4,614,964 expended for the acquisition of an additional property located in Ontario, California. There were no investing activities elements in cash flow for the three month ended March 31, 2000. For the three months ended March 31, 2000, financing activities required $257,416, $81,738 for principal payments on notes payable and $175,678 for the payment of dividends. For the three months ended March 31, 1999, financing activities provided $4,121,701 due to $4,250,000 in financing obtained in connection with the acquisition of the Cerritos and Ontario, California properties, offset by repayments on notes payable of $90,075 and increase in loan origination fees of $38,224.


CASH FLOWS - MARCH 31, 1999 VS. MARCH 31, 1998

Cash resources decreased $57,157 during the three months ended March 31, 1999 compared to a $433,258 decrease in cash resources for the three months ended March 31, 1998. Cash provided by operating activities increased by $436,106 with the largest contributor being $317,093 in cash basis net income for the three months ended March 31, 1999. In contrast, the three months ended March 31, 1998 provided $209,786 in cash from operating activities due primarily to $427,742 in cash basis net income. The sole use of cash in investing activities for the three months ended March 31, 1999 was $4,614,964 expended for the acquisition of an additional property located in Ontario,

                        WEST COAST REALTY INVESTORS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - MARCH 31, 2000 VS. MARCH 31, 1999 (CONTINUED)

CASH FLOWS - MARCH 31, 1999 VS. MARCH 31, 1998 (CONTINUED)

California. In contrast, the three months ended March 31, 1998 used $2,243,152 in cash for investing activities in connection with the acquisition of an additional property located in Corona, California. For the three months ended March 31, 1999, financing activities provided an additional $4,121,701 due to $4,250,000 in financing obtained in connection with the acquisition of the Cerritos and Ontario, California properties, offset by repayments on notes payable of $90,075 and increase in loan origination fees of $38,224. In contrast, for the three months ended March 31, 1998, financing activities provided an additional $1,600,108 via the sale of additional shares in the Company ($2,141,854 in net proceeds), less dividends paid and payable of $455,614, less an increase in loan origination fees of $65,000 and repayments of notes payable principal of $63,247.

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



                                    WEST COAST REALTY INVESTORS, INC
                                              (Registrant)


Date: May 12, 2000                    /s/ W. THOMAS MAUDLIN JR.
                         ------------------------------------------------------
                                          W. THOMAS MAUDLIN JR.
                          (Director, President and Principal Executive Officer)


Date: May 12, 2000                       /s/ JOHN R. LINDSEY
                         ------------------------------------------------------
                                             JOHN R. LINDSEY
                                       (Vice President/Treasurer,
                                    Principal Financial Officer, and
                                      Principal Accounting Officer)