Form 10-Q
period 2000-06-30
WEST COAST REALTY INVESTORS INC
filed 2000-08-14
CIK 858346

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                                 -------------
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-24594
                                               --------


                        WEST COAST REALTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    95-4246740
             ---------                                 -------------------
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

                                 (310) 670-0800
                                 ---------------
              (Registrant's telephone number, including area code)

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
Yes  [X]   No   [ ]
    -----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,927,967 SHARES OUTSTANDING AS OF AUGUST 14, 2000.

                        WEST COAST REALTY INVESTORS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
Item 1.  Financial Statements

         Balance Sheets -
         June 30, 2000 and December 31, 1999                                3

         Statements of Stockholders' Equity -
         Six Months Ended June 30, 2000 and 1999                            4

         Statements of Income -
         Three Months and Six Months Ended June 30, 2000 and 1999           5

         Statements of Cash Flows -
         Six Months Ended June 30, 2000 and 1999                            6

         Summary of Accounting Policies                                     7

         Notes to Financial Statements                                      9

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  24

Item 2.  Exhibit and Reports on Form 8-K                                   25

PART 1.  FINANCIAL INFORMATION


                        WEST COAST REALTY INVESTORS, INC.

                                 BALANCE SHEETS

------------------------------------------------------------------------------------------------
                                                              JUNE 30, 2000
                                                               (UNAUDITED)    December 31, 1999
------------------------------------------------------------------------------------------------
ASSETS
Rental real estate, less accumulated
   depreciation (Note 1)                                     $ 39,531,972           $ 45,778,403
Cash and cash equivalents                                       4,418,346              1,874,880
Deferred rent                                                     585,675                569,442
Accounts receivable                                               343,575                362,714
Loan origination fees, net of accumulated
     Amortization of $118,135 and $101,927                        214,263                230,471
Other assets                                                       43,891                 48,590
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $ 45,137,722           $ 48,864,500
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                                          $       --             $        728
   Due to related party (Note 2(e))                               217,919                 87,166
   Dividends payable (Note 4)                                   3,147,565                   --
   Security deposits and prepaid rent                             347,066                484,854
   Other liabilities                                              246,399                201,733
   Notes payable (Note 3)                                      20,449,515             24,616,551
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              24,408,464             25,391,032
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares
authorized, 5,000,000 shares, issued and
outstanding 2,927,967, in 2000 and 1999                            29,280                 29,280
Additional paid-in capital                                     26,864,100             26,738,963
Dividends in excess of retained earnings                       (6,164,122)            (3,294,775)
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                     20,729,258             23,473,468
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 45,137,722           $ 48,864,500
=================================================================================================



                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                            DIVIDENDS IN
                                                             COMMON        STOCK      ADDITIONAL PAID   EXCESS OF RETAINED
                                                             SHARES        AMOUNT          CAPITAL            EARNINGS
                                                            ---------      -------    ----------------  ------------------
BALANCE AT DECEMBER 31, 1999                                2,927,967      $29,280         $26,738,963       $(3,294,775)

Equity contribution by Affiliates through expense
reimbursements (Note 2 (f))                                        --           --             125,137                 --

Net income                                                         --           --                  --          2,869,469

Dividends declared (Note 4)                                        --           --                  --        (5,738,816)
                                                            ---------      -------         -----------       ------------

BALANCE AT JUNE 30, 2000                                    2,927,967      $29,280         $26,864,100       $(6,164,122)
                                                            =========      =======         ===========       ============

                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                                                            DIVIDENDS IN
                                                             COMMON        STOCK      ADDITIONAL PAID    EXCESS OF RETAINED
                                                             SHARES        AMOUNT        CAPITAL              EARNINGS
                                                            ---------    ---------    ---------------    ------------------
BALANCE AT DECEMBER 31, 1998                                2,932,762    $  29,328     $ 26,495,731         $ (2,490,779)

Treasury Stock                                                 (4,795)         (48)         (47,764)                --

Equity  contribution  by Affiliates  through  expense
reimbursements (Note 2 (f))                                      --           --            145,384                 --

Net income                                                       --           --               --                176,982

Dividends declared (Note 4)                                      --           --               --               (937,716)
                                                            ---------    ---------     ------------         ------------
BALANCE AT JUNE 30, 1999                                    2,927,967    $  29,280     $ 26,593,351         $ (3,251,513)
                                                            =========    =========     ============         ============


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                              STATEMENTS OF INCOME


-------------------------------------------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED    Three Months Ended      SIX MONTHS ENDED    Six Months Ended
                                               JUNE 30, 2000         June 30, 1999          JUNE 30, 2000       June 30, 1999
                                                 (UNAUDITED)          (Unaudited)            (UNAUDITED)         (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
Revenues
      Rental (Notes 1)                          $ 1,289,790            $1,376,631           $2,652,539         $2,513,574
      Gain on sale of property                    2,154,727                   ---            2,154,727                ---
      Interest                                       33,211                28,823               58,058             46,612
-------------------------------------------------------------------------------------------------------------------------

                                                  3,477,728             1,405,454            4,865,324          2,560,186
-------------------------------------------------------------------------------------------------------------------------
Costs and expenses
      Operating                                      53,259                44,987              142,081             83,510
      Property taxes                                 41,229                38,897               87,598             69,898
      Property management fees (Note 2 (c))          50,435                47,335              104,043             89,265
      Interest expense                              426,662               482,803              986,916            825,540
      General and administrative                    124,989               572,722              256,835            956,170
      Depreciation and amortization                 204,394               187,400              418,382            358,821
-------------------------------------------------------------------------------------------------------------------------

                                                    900,968             1,374,144            1,995,855          2,383,204
-------------------------------------------------------------------------------------------------------------------------

Net income                                       $2,576,760               $31,310           $2,869,469           $176,982
=========================================================================================================================

Net income per share (Note 4)                          $.88                  $.01                 $.98               $.06
==========================================================================================================================


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                            STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------
                                                                              SIX MONTHS            Six Months
                                                                                ENDED                 Ended
                                                                             JUNE 30,2000          June 30,1999
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (UNAUDITED)           (Unaudited)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  2,869,469         $    176,982
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                                402,174              343,529
     Interest expense on amortization of loan origination fees                     16,208               15,292
     Gain on sale of property                                                  (2,154,727)                --
     Equity contribution by Affiliates through expense                            125,137              145,384
          reimbursements
Increase (decrease) from changes in:
     Deferred rent                                                                (37,133)             (80,448)
     Accounts receivable                                                           19,139
     Other assets                                                                 (25,519)            (122,690)
     Accounts payable                                                                (730)             (22,258)
     Due to related party                                                         130,753                7,086
     Security deposits and prepaid rent                                           (86,786)             104,043
     Other liabilities                                                             44,666               57,870
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,302,651              624,790
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate                                                    --            (10,625,919)
  Proceeds from sale of rental real estate                                      7,999,102
---------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                                         7,999,102          (10,625,919)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                                                           --                (47,812)
Dividends paid                                                                 (2,591,251)            (469,242)
Increase in notes payable                                                            --              8,375,870
Payments on notes payable                                                      (4,167,036)            (199,105)
(Increase) in loan origination fees                                                  --                (43,996)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      (6,758,287)           7,615,715
---------------------------------------------------------------------------------------------------------------
NET INCREASE, (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,543,466           (2,385,414)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,874,880            4,594,587
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                    $  4,418,346         $  2,209,173
==============================================================================================================


                 See accompanying notes to financial statements

                        WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS

West Coast Realty Investors, Inc. (the "Company") is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Code. The Company has complied with all requirements imposed on REIT's for 2000, 1999, and 1998 tax years; however, qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail and commercial properties located primarily in California and the west coast of the United States. The Company intends to acquire property for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the value of all properties on a combined basis, or eighty percent individually and intends on owning and operating such properties for investment purposes, over an anticipated holding period of five to ten years.

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

PRESENTATION OF INTERIM INFORMATION

In the opinion of the Advisor of West Coast Realty Investors, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

ACQUISITION COSTS

The Company expenses internal acquisition costs in accordance with Emerging Issues Task Force 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which was issued in March 1998. Acquisition costs are paid to an affiliate, West Coast Realty Advisors ("WCRA") who incurs such internal acquisition costs.

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

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999

NOTE 1 - RENTAL PROPERTIES

The Company owns the following income-producing properties:


                                                                                        Original
                                                                                       Acquisition
 Location (Property Name)                              Date Purchased                      Cost
 --------------------------------------------------------------------------------------------------
 Huntington Beach, California (Blockbuster)           February 26, 1991                 $ 1,676,210
 Fresno, California                                   May 14, 1993                        1,414,893
 Riverside, California                                November 29, 1994                   3,655,500
 Tustin, California (Safeguard)                       May 22, 1995                        4,862,094
 Sacramento, California (Java City)                   August 2, 1996                      1,828,500
 Irvine, California (Tycom)                           January 17, 1997                    4,907,440
 Roseville, California (Applebee's)                   October 31, 1997                    1,976,484
 Corona, California                                   December 31, 1997                   1,904,452
 Sacramento, California (Horn Road)                   January 15, 1998                    2,141,200
 Chino, California                                    April 19, 1998                      1,859,338
 Vacaville, California                                May 20, 1998                        2,735,308
 Cerritos, California                                 December 23, 1998                   2,314,569
 Ontario, California                                  January 12, 1999                    4,614,964
 Folsom, California                                   May 1, 1999                         6,010,956



The major categories of property are:


                                                            June 30,                  December 31,
                                                               2000                       1999
 --------------------------------------------------------------------------------------------------
 Land                                                     $ 13,958,415                 $ 16,318,835
 Buildings and improvements                                 27,943,493                   31,959,668
 --------------------------------------------------------------------------------------------------

                                                            41,901,908                   48,278,503
 Less accumulated depreciation                               2,369,936                    2,500,100
 --------------------------------------------------------------------------------------------------

 Net rental properties                                    $ 39,531,972                 $ 45,778,403
 --------------------------------------------------------------------------------------------------

On April 12, 2000 the Huntington Beach property (OPTO-22) was sold to an unaffiliated buyer for a sales price of $3,675,000. The net book value of the property was $2,395,417 which resulted in a gain of $999,150 net of selling costs.

On June 30, 2000 the company sold the Fremont property to an unaffiliated buyer for a sales price of $4,850,000. The net book value of the property was $3,448,840 which resulted in a gain of $1,155,578 net of selling costs.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999

NOTE 1 - RENTAL PROPERTIES (CONTINUED)

A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

One tenant accounted for 12.19% for the six months ended June 30, 2000; and

Two tenants accounted for 12.20%, and 11.70%, respectively, for the six months ended June 30, 1999.

NOTE 2 - RELATED PARTY TRANSACTIONS

Sales commissions and wholesaling fees, representing 7% of the gross proceeds from the sale of common shares, were paid to Associated Securities Corp. ("ASC"), a member of the National Association of Securities Dealers, Inc. ("NASD") and an affiliate of the Advisor.

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At June 30, 2000, the Advisor owned 22,556 shares of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

During the periods presented, the Company had the following related party transactions:

     (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:


                                                SIX MONTHS ENDED       FOR THE YEAR ENDED
                                                  JUNE 30, 2000        DECEMBER 31, 1999
                                                ----------------       -----------------
Acquisition fees and refinancing fees             $       --               $682,414
Disposition fees                                     255,750                    --
Overhead expenses                                     16,000                 24,000
                                                   ---------               --------
                                                   $ 271,750               $706,414
                                                   =========               ========



                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999


NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

     (b) At June 30, 2000 and December 31, 1999, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

     (c) Property management fees earned by WCRM totaled $104,043 and $89,265 for the six months ended June 30, 2000 and 1999, respectively.

     (e) The Corporation had related party accounts payable as follows:


                                                    JUNE 30, 2000         DECEMBER 31, 1999
                                                    -------------         -----------------
         Associated Securities Corp.                   $ 11,250               $ 22,723
         West Coast Realty Management                    51,169                 58,443
         West Coast Realty Advisors                     155,500                  6,000
                                                       --------                -------
                                                       $217,919                $87,166
                                                       ========                =======


     (f) Advisory fees earned by WCRA totaled $125,137 and $145,384 for the six months ended June 30, 2000 and 1999, respectively. WCRA waived collection of $125,137, (or 100%) and $145,384 (or 100%) respectively, of these fees which are included in additional paid-in capital.


NOTE 3 - NOTES PAYABLE


                                                                                                     December 31,
                                                                                 JUNE 30, 2000          1999
 ----------------------------------------------------------------------------------------------------------------
8.25% promissory note secured by a Deed of Trust on the Fresno Property, monthly principal and interest payments are $5,244 balance due August 1,
  2003                                                                             $  581,637      $  590,029

8.25% promissory note secured by a Deed of Trust on the Blockbuster property, interest rate adjusts to the 5-year Treasury rate plus 350 basis points on
  February 1, 1999, monthly principal and interest
  payments are $4,934, balance due February 1, 2004                                   518,303         527,580

8.25% promissory note secured by a Deed of Trust on the Riverside property, monthly principal and interest payments are $9,116, balance
  due November 8, 2004                                                              1,137,600       1,143,447



                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999


NOTE 3 - NOTES PAYABLE (CONTINUED)


                                                                                                    December 31,
                                                                                  JUNE 30, 2000         1999
 ----------------------------------------------------------------------------------------------------------------
 9.625% promissory note secured by a Deed of Trust on the Safeguard property, monthly principal and interest payments are $24,190, balance
   due February 1, 2005                                                            1,802,879           1,868,858

 8%promissory note secured by a Deed of Trust on the Java City property, monthly principal and interest payments are $3,126, balance due June
   1, 2018                                                                           354,855             358,931

 Variable rate promissory note secured by a Deed of Trust on the Tycom property, interest rate margin is 1.9% over the 3 month LIBOR with right of conversion after the first year (7.23% at June 30, 2000), monthly payments of principal and interest are $16,693, balance due
   August 1, 2007                                                                  2,210,028           2,229,873

 7.5% promissory note secured by a Deed of Trust on the Chino property, monthly principal and interest payments are $6,836, balance due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the
   existing rate)                                                                    902,604             909,618

 7.5% promissory note secured by a Deed of Trust on the Vacaville property, monthly principal and interest payments are $10,346, balance due October 1,
   2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date
   plus 200 basis points, but no less than the existing rate)                      1,366,112           1,376,725

 7.375% promissory note secured by a Deed of Trust on the Horn Road property, monthly principal and interest payments are $7,309, balance due June 1, 2011
   (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the
   existing rate)                                                                    964,025             977,933

 8.33% promissory note secured by a Deed of Trust on the Roseville property, monthly principal and interest payments are $11,510 balance
   due July 1, 2008                                                                1,414,129           1,425,641


                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999

NOTE 3 - NOTES PAYABLE (CONTINUED)

                                                                                                    December 31,
                                                                                  JUNE 30, 2000        1999
 ----------------------------------------------------------------------------------------------------------------
 7.375% promissory note secured by a Deed of Trust on the Corona property, monthly principal and interest payments are $7,309 balance due June 1, 2011
   (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the
   existing rate)                                                                    964,025             977,933

 7.50% promissory note secured by a Deed of Trust on the Cerritos property, monthly principal and interest payments are $9,238 balance due April 1, 2011
   (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less than the
   existing rate)                                                                  1,229,212           1,238,343

 7.50% promissory note secured by a Deed of Trust on the Ontario property, monthly principal and interest payments are $22,390 balance due March
   1, 2004                                                                         2,946,996           2,971,576

 1.75% plus LIBOR rate (7.87% at December 31, 1999) promissory note secured by a deed of trust of the Folsom property, monthly principal and interest payments
   are $29,425, balance due September 1, 2001                                      4,057,110           4,089,050

 8.24% promissory note secured by a Deed of Trust on the Fremont property, interest rate equaled the 20-year Treasury rate plus 1.65% at loan closing, monthly principal and interest payments are currently $18,898,
   balance due August 1, 2015 (Paid-off June 30, 2000)                                   ---           1,977,469

 10% promissory note secured by a Deed of Trust on the Java City property, monthly principal and interest payments are $3,413, balance due
   November 1, 2001 (Paid-off June 30, 2000)                                             ---             312,318


                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999


NOTE 3 - NOTES PAYABLE (CONTINUED)


                                                                                                     December 31,
                                                                                  JUNE 30, 2000         1999
 ----------------------------------------------------------------------------------------------------------------
 Variable rate promissory note secured by a Deed of Trust on the OPTO-22 property, interest rate adjustments are monthly and are based on the 11th
   District cost of funds rate plus 3% (7.963% at December 31, 1998), and may not go below 6.5% or above 11.0%, monthly principal and interest payments are
   $12,794, balance due October 1, 2003 (Paid-off April 12, 2000)                          --           1,641,227
 ----------------------------------------------------------------------------------------------------------------
 TOTAL                                                                            $20,449,515         $24,616,551
 ----------------------------------------------------------------------------------------------------------------

The aggregate annual future maturities at June 30, 2000 are as follows:

         2001 ..................................     $415,432
         2002 ..................................    4,398,547
         2003 ..................................      444,509
         2004 ..................................    4,183,204
         2005 ..................................    2,538,566
         Thereafter ............................    8,469,257
                                                  -----------
         Total                                    $20,449,515
                                                  ===========

NOTE 4 - NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared and accrued based approximately upon the previous quarter's income from operations before depreciation and amortization.

Net Income Per Share for the six months ended June 30, 2000 and 1999 was computed using the weighted average number of outstanding shares of 2,927,967 and 2,930,707, respectively.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999


NOTE 4 - NET INCOME AND DIVIDENDS PER SHARE (CONTINUED)

Dividends declared during the first six months of 2000 and 1999 were as follows:


                            OUTSTANDING           AMOUNT           TOTAL
RECORD DATE                   SHARES             PER SHARE       DIVIDEND
-----------                   ------             ---------      -----------
December 31, 1999            2,927,967            $0.060        $   175,678
March 31, 2000               2,927,967             0.175            512,394
May 23, 2000                 2,927,967             0.650          1,903,179
June 30, 2000                2,927,967             1.075          3,147,565
                                                                 ----------
TOTAL 2000                                                       $5,738,816
                                                                 ==========
March 31, 1999               2,932,762            $0.160            469,242
June 30, 1999                2,927,967             0.160            468,474
                                                                 ----------
TOTAL 1999                                                       $  937,716
                                                                 ==========


NOTE 5 - LITIGATION

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

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999


NOTE 6 - SUBSEQUENT EVENTS

(a) On July 14, 2000, the Company paid dividends totaling $3,147,565 ($1.075 per share), payable to shareholders of record as of June 30, 2000.



NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                   2000              1999
                                                                   ----              ----
Cash paid during the period  for interest:                     $   986,916         $ 825,840
Supplemental Disclosure of non-cash financing activites:
    Equity contributed by an affilaite through expense         $   125,138         $ 145,384
     Reimbursement:
    Dividends declared net of dividends paid:                  $ 3,147,565         $ 468,477


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

The Company is operated by the Advisor, subject to the terms of the Amended Advisory Agreement dated January 1, 1992, which was renewed until June 30, 2001 by a majority vote of the shareholders, and will thereafter be renewable annually with the approval of a majority of the shareholders. The Company has no employees, and all administrative services are provided by the Advisor.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

Operations for the six months ended June 30, 2000 represented a full six months of rental operations for all properties except for the OPTO-22 property which was sold April 12, 2000 and the Fremont property which was sold June 30, 2000. This compares to the six months ended June 30, 1999, which represented a full six months of rental operations including the above properties but excluding the Folsom property which was purchased on May 1, 1999 and the Ontario property which was purchased January 12, 1999.

The net income for the six months ended June 30, 2000 of $2,869,469 increased significantly from net income for the six months ending June 30, 1999 of $176,982 primarily due to the gain on sale of the OPTO-22 and Fremont properties, and because the Company did not incur acquisition and financing costs in the six months ended June 30, 2000. In the six months ended June 30, 1999, the Company incurred acquisition and financing costs of $682,414.

Rental revenue increased $138,965 (5.53%) primarily due to the ownership of the Folsom for a full six months in 2000, (compared to 2 months during the six months ended June 30, 1999) partially offset by the loss of rents from the sale of the OPTO-22 property in April 2000. Interest income increased $11,446 (24.55%) due to higher average balances maintained in interest earning assets during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Average balances of interest earning assets for the six months ended June 30, 2000 were significantly higher due to investment of the proceeds from the sale of the OPTO-22 and Fremont sales until their subsequent distribution. Average balances for the six months ended June 30, 1999 were also lower because the Ontario property was purchased for all cash on January 12, 1999 and the

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - SIX MONTH ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

Company received the proceeds from financing the Ontario and Cerritos properties in March 1999.

Operating expenses, property taxes, and property management fees increased $91,049 (37.42%) primarily due to the cost of operating the Folsom property in 2000. Interest expense increased $161,376 (19.55%) due to the additional debt incurred in connection with property acquisitions and refinancing activities. General and administrative costs decreased $699,335 (73.14%) principally because the Company did not incur acquisition and financing fees in 2000 (the Company incurred $682,414 of such fees in the first six months of 1999). Depreciation and amortization expense increased $59,561 (16.60%) as a result of the ownership of additional properties during the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

The average number of shares outstanding during the six months ended June 30, 2000 was 2,927,967 vs. 2,930,707 for the six months ended June 30, 1999. Net income per share increased from $.06 in 1999 to $.98 in 2000.

During the six months ended June 30, 2000, the Company declared dividends totaling $5,738,816, which included a "1999 Spill-Over Dividend" of $175,678. This compares to dividends of $937,719 declared for the six months ended June 30, 1999. The company generated $1,258,262 in cash basis net income from operations before depreciation expense of $418,382, equity contribution by Affiliate through expense reimbursements of $125,138, and the combined gain from the sales of the OPTO-22 and Fremont properties of $2,154,727 for the six months ended June 30, 2000. Cash distributions based on 2000 operations of $1,024,788 were $233,474 less than cash basis net income. In comparison, distributions in the six months ended June 30, 1999 were $256,532 greater than cash basis income of $681,187. The Company continued to qualify as a REIT in 2000, and liquidity of the Company continues to be strong.

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

Operations for the quarter ended June 30, 2000 represented a full quarter of rental operations for all properties except for the OPTO-22 property which was sold April 12, 2000 and the Fremont property which was sold June 30, 2000.

The net income for the quarter ending June 30, 2000 of $2,576,760 increased significantly from the quarter ending June 30, 1999 of $31,310, primarily due to the gain on sale of the OPTO-22 and Fremont properties, and because the Company did not incur acquisition and financing costs for the three months ending June 30, 2000. In the three months ending June 30, 1999, the Company incurred acquisition and financing costs of $421,378.

Rental revenue decreased for the quarter ending June 30, 2000 by $86,841 (6.31%) primarily due to the sale of OPTO-22 on April 12, 2000 and due to receipt of five months of rent on the Riverside property during the three months ending June 30, 1999. Interest income increased $4,387 (15.22%) during the quarter ending June 30, 2000 resulting from investment of the proceeds from the sale of the OPTO-22 property.

Operating expenses, property taxes, and property management fees increased $13,702 (10.44%) for the quarter ending June 30, 2000, compared to the quarter ending June 30, 1999, primarily due to the cost of operating the Folsom property for a full three month period in 2000. Interest expense decreased $56,141 (11.63%) primarily due to payoff of the note payable on the OPTO-22 property on April 12, 2000. General and administrative costs decreased $447,733 primarily because the Company did not incur acquisition and financing fees in 2000. The Company incurred $421,378 of such fees in the three months ending June 30, 1999. Depreciation and amortization expense increased $16,994 (9.07%) primarily as a result of the cost of operating the Folsom property for a full three month period in 2000.

The average number of shares outstanding during the quarter ending June 30, 2000 was 2,927,967 vs. 2,929,166 for the quarter ending June 30, 1999. Net income per share increased from $.01 for the quarter ended June 30, 1999 to $.88 for the quarter ended June 30, 2000.

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999 (CONTINUED)

During the quarter ended June 30, 2000, the Company declared dividends totaling $5,050,744, compared to dividends of $468,474 declared for the quarter ended June 30, 1999. Cash basis net income for the quarter ended June 30, 2000 was $678,340. This was derived by adding depreciation and amortization expense, and the equity contribution by Affiliate through expense reimbursement to net income, less the gain on sale of properties. Cash distributions based on quarter ending June 30, 2000 operations of $512,394 were $165,946 less than cash basis net income. In comparison, distributions in the three months ending June 30, 1999 were $249,764 greater than cash basis income of $681,187.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, the Company declared dividends totaling $5,563,138 of which $2,415,573 was paid prior to June 30, 2000 and $3,147,565 was paid subsequent to June 30, 2000. When compared to the six months ended June 30, 1999 the Company declared dividends totaling $937,716 of which $469,242 was paid prior to June 30, 1999 and $468,477 was paid subsequent to June 30,1999. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare quarterly dividends, subject to the maintenance of reasonable reserves.

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

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The first factor refers to the risk of the Company's investments. At June 30, 2000, the Company's excess funds were invested in short-term money market funds. The Company acquires rental property either entirely for cash or with moderate financing. Although the notes payable, which evidence such financing, are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2001 through 2011. The Company is aware that the balloon payments must be satisfied either through refinancing of the loans or the sale of the property(ies) in order to protect the interests of the Company's shareholders. Furthermore, most of the properties' tenants are nationally known retailers or well-established businesses committed under long-term leases.

The second factor refers to the condition of the Company's properties. The Company's properties are in good condition without significant deferred maintenance obligations and are leased under "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

The third factor refers to operating cycle. The Company was liquid at June 30, 2000 and is in the "operating" stage of its life cycle. Virtually all excess funds were invested in a short-term money market fund. At quarter-end, the Company has allocated approximately $400,000 towards a "reserve", $3,150,000 of cash is held pending dividend distribution to stockholders, which was paid July 14, 2000, $100,000 of cash to be paid for current mortgage and accounts payable commitments, $350,000 in tenant security deposits and prepaid rents, and the balance-approximately $420,000, is to be held for working capital purposes. The Company's operations generated $1,258,262 in net operating cash flow during the six months ending June 30, 2000 (net income from operations before depreciation expense, equity contribution by Affiliate through expense reimbursements, and gain on sale of properties). Thus, the Company is generating significant amounts of cash flow and could withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS - JUNE 30, 2000 VS. JUNE 30, 1999

Cash resources increased $2,543,466 during the six months ended June 30, 2000 compared to a $2,385,414 decrease in cash resources for the six months ended June 30, 1999. Cash provided by operating activities increased by $1,302,651 with the largest contributor being $1,258,262 in cash basis net income for the six months ended June 30, 2000. In contrast, the six months ended June 30, 1999 provided $624,790 in cash from operating activities due primarily to $681,187 in cash basis net income. Cash provided by investing activities for the six months ending June 30, 2000 of $7,999,102 was the result of proceeds from the sales of the OPTO-22 and Fremont properties. The sole use of cash in investing activities for the six months ended June 30, 1999 was $10,625,919 expended for the acquisition of two additional properties located in Ontario and Folsum, California. For the six months ended June 30, 2000, financing activities required $6,758,287, resulting from the pay-off of the OPTO-22, Fremont, and Java City property notes payable as well as principal payments on other notes payable, and $2,591,251 for dividends paid. For the six months ended June 30, 1999, financing activities provided $7,615,715 due to $8,375,870 in financing obtained in connection with the acquisition of the Cerritos, Ontario, and Folsum, California properties, offset by purchases of Treasury Stock of $47,812, dividends paid of $469,242, repayments on notes payable of $199,105 and increases in loan origination fees of $43,996.

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

ITEM 2. EXHIBIT AND REPORTS ON FORM 8-K

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

                                    WEST COAST REALTY INVESTORS, INC.
                                             (Registrant)


Date: August 14, 2000                     /s/ W. THOMAS MAUDLIN JR.
                                    -------------------------------------
                                            W. THOMAS MAUDLIN JR.
                                       (Director, President and Principal
                                              Executive Officer)



Date: August 14, 2000                       /s/ JOHN R. LINDSEY
                                    -------------------------------------
                                               JOHN R. LINDSEY
                                          (Vice President/Treasurer,
                                        Principal Financial Officer, and
                                          Principal Accounting Officer)