Form 10-Q
period 2000-09-30
WEST COAST REALTY INVESTORS INC
filed 2000-11-14
CIK 858346

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-24594

                        WEST COAST REALTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                             95-4246740
                   ---------                            ----------
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

                                 (310) 670-0800
                                 --------------
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,927,967 SHARES OUTSTANDING AS OF NOVEMBER 14, 2000.

                        WEST COAST REALTY INVESTORS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                               PAGE NO.
                                                                               --------
Item 1.  Financial Statements

         Balance Sheets -
         September 30, 2000 and December 31, 1999                                  3

         Statements of Stockholders' Equity -
         Nine Months Ended September 30, 2000 and 1999                             4

         Statements of Income -
         Three Months and Nine Months Ended September 30, 2000 and 1999            5

         Statements of Cash Flows -
         Nine Months Ended September 30, 2000 and 1999                             6

         Summary of Accounting Policies                                            7

         Notes to Financial Statements                                             9

Item 2.  Management's Discussion and Analysis of                                  16
         Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                        23

Item 2.  Exhibit and Reports on Form 8-K                                          24

PART 1.  FINANCIAL INFORMATION

                        WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS


======================================================================================
                                               SEPTEMBER 30, 2000   December 31, 1999
                                                  (UNAUDITED)
--------------------------------------------------------------------------------------
ASSETS
Rental real estate, less accumulated
   depreciation (Note 1)                          $ 39,351,831         $ 45,778,403
Cash and cash equivalents                            1,671,947            1,874,880
Deferred rent                                          599,187              569,442
Accounts receivable                                    301,953              362,714
Loan origination fees, net of accumulated
     Amortization of $126,239 and $101,927             206,159              230,471
Other assets                                            25,416               48,590
--------------------------------------------------------------------------------------
TOTAL ASSETS                                      $ 42,156,493         $ 48,864,500
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                               $         --         $        728
   Due to related party (Note 2(e))                     63,487               87,166
   Security deposits and prepaid rent                  326,105              484,854
   Other liabilities                                   245,027              201,733
   Notes payable (Note 3)                           20,369,835           24,616,551
--------------------------------------------------------------------------------------
TOTAL LIABILITIES                                   21,004,454           25,391,032
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares authorized,
5,000,000 shares, issued and outstanding
2,927,967, in 2000 and 1999                             29,280               29,280
Additional paid-in capital                          26,920,556           26,738,963
Dividends in excess of retained earnings            (5,797,797)          (3,294,775)
--------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                          21,152,039           23,473,468
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 42,156,493         $ 48,864,500
======================================================================================


                See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                                           DIVIDENDS IN
                                                                                              EXCESS
                                                COMMON        STOCK     ADDITIONAL PAID    OF RETAINED
                                                SHARES        AMOUNT         CAPITAL         EARNINGS
                                              ---------     ---------     ------------     -----------
BALANCE AT DECEMBER 31, 1999                  2,927,967     $  29,280     $ 26,738,963     $(3,294,775)

Equity contribution by Affiliates through
expense reimbursements (Note 2 (f))                  --            --          181,593              --

Net income                                           --            --               --       3,235,794

Dividends declared (Note 4)                          --            --               --      (5,738,816)
                                              ---------     ---------     ------------     -----------

BALANCE AT SEPTEMBER 30, 2000                 2,927,967     $  29,280     $ 26,920,556     $(5,797,797)
                                             ==========     =========     ============     ===========


                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                                           DIVIDENDS IN
                                                                                              EXCESS
                                                COMMON        STOCK     ADDITIONAL PAID    OF RETAINED
                                                SHARES        AMOUNT         CAPITAL         EARNINGS
                                              ---------     ---------     ------------     -----------
BALANCE AT DECEMBER 31, 1998                  2,932,762     $  29,328     $ 26,495,731     $(2,490,779)

Treasury Stock                                   (4,795)          (48)         (47,764)             --

Equity contribution by Affiliates through
expense reimbursements (Note 2 (f))                  --            --          217,772              --

Net income                                           --            --               --         595,065

Dividends declared (Note 4)                          --            --               --      (1,406,191)
                                              ---------     ---------     ------------     -----------

BALANCE AT SEPTEMBER 30, 1999                 2,927,967     $  29,280     $ 26,665,739     $(3,301,905)
                                             ==========     =========     ============     ===========


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                              STATEMENTS OF INCOME


===========================================================================================================
                                            THREE MONTHS    Three Months    NINE MONTHS      Nine Months
                                                ENDED           Ended          ENDED            Ended
                                            SEPTEMBER 30,   September 30,   SEPTEMBER 30,    September 30,
                                                 2000            1999            2000             1999
                                             (UNAUDITED)     (Unaudited)     (UNAUDITED)     (Unaudited)
-----------------------------------------------------------------------------------------------------------
Revenues
  Rental (Notes 1)                           $1,085,540      $1,336,411      $3,738,079      $3,769,539
  Gain on sale of property                           --              --       2,154,727              --
  Interest                                       25,196          24,392          83,254          71,003
-----------------------------------------------------------------------------------------------------------

                                              1,110,736       1,360,803       5,976,060       3,840,542
-----------------------------------------------------------------------------------------------------------
Costs and expenses
  Operating                                      39,437          65,567         181,518         130,815
  Property taxes                                 32,059          50,093         119,657         119,991
  Property management fees (Note 2 (c))          37,912          52,994         141,955         142,259
  Interest expense                              369,774         487,540       1,356,690       1,313,080
  General and administrative                     76,984          91,266         333,819         985,251
  Depreciation and amortization                 188,245         195,260         606,627         554,081
-----------------------------------------------------------------------------------------------------------

                                                744,411         942,720       2,740,266       3,245,477
-----------------------------------------------------------------------------------------------------------


Net income                                   $  366,325      $  418,083      $3,235,794      $  595,065
===========================================================================================================

Net income per share (Note 4)                $      .13      $      .14      $     1.11      $      .20
===========================================================================================================


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS


=====================================================================================================
                                                                    NINE MONTHS        Nine Months
                                                                       ENDED              Ended
                                                                   SEPTEMBER 30,      September 30,
                                                                        2000               1999
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (UNAUDITED)        (Unaudited)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $ 3,235,794       $    595,065
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                      582,314            531,014
     Interest expense on amortization of loan origination fees           24,313             23,067
     Gain on sale of property                                        (2,154,727)                --
     Equity contribution by Affiliates through expense                  181,593            217,772
          reimbursements
Increase (decrease) from changes in:
     Deferred rent                                                      (50,645)          (120,788)
     Accounts receivable                                                 60,761
     Other assets                                                        (7,044)          (133,475)
     Accounts payable                                                      (728)             3,416
     Due to related party                                               (23,679)            17,795
     Security deposits and prepaid rent                                (107,748)            94,124
     Other liabilities                                                   43,294             73,162
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,783,498          1,301,152
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate                                            --        (10,625,919)
  Proceeds from sale of rental real estate                            7,999,102                 --
-----------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                               7,999,102        (10,625,919)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                                                   --            (47,812)
Dividends paid                                                       (5,738,816)          (937,716)
Increase in notes payable                                                    --          8,375,870
Payments on notes payable                                            (4,246,717)          (320,030)
(Increase) in loan origination fees                                          --            (42,996)
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            (9,985,533)         7,027,316
-----------------------------------------------------------------------------------------------------

NET INCREASE, (DECREASE) IN CASH AND CASH EQUIVALENTS                  (202,933)        (2,297,451)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,874,880          4,594,587
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 1,671,947       $  2,297,136
=====================================================================================================


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


PRESENTATION OF INTERIM INFORMATION

In the opinion of the Advisor of West Coast Realty Investors, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999

NOTE 1 - RENTAL PROPERTIES

The Company owns the following income-producing properties:

                                                                                     Original
                                                                                   Acquisition
 Location (Property Name)                            Date Purchased                    Cost
------------------------------------------------------------------------------------------------
 Huntington Beach, California (Blockbuster)          February 26, 1991             $ 1,676,210
 Fresno, California                                  May 14, 1993                    1,414,893
 Riverside, California                               November 29, 1994               3,655,500
 Tustin, California (Safeguard)                      May 22, 1995                    4,862,094
 Sacramento, California (Java City)                  August 2, 1996                  1,828,500
 Irvine, California (Tycom)                          January 17, 1997                4,907,440
 Roseville, California (Applebee's)                  October 31, 1997                1,976,484
 Corona, California                                  December 31, 1997               1,904,452
 Sacramento, California (Horn Road)                  January 15, 1998                2,141,200
 Chino, California                                   April 19, 1998                  1,859,338
 Vacaville, California                               May 20, 1998                    2,735,308
 Cerritos, California                                December 23, 1998               2,314,569
 Ontario, California                                 January 12, 1999                4,614,964
 Folsom, California                                  May 1, 1999                     6,010,956

The major categories of property are:

                                    September 30,       December 31,
                                         2000               1999
---------------------------------------------------------------------
Land                                 $13,958,415        $16,318,835
Buildings and improvements            27,943,493         31,959,668
---------------------------------------------------------------------
                                      41,901,908         48,278,503
Less accumulated depreciation          2,550,077          2,500,100
---------------------------------------------------------------------

Net rental properties                $39,351,831        $45,778,403
=====================================================================

On April 12, 2000 the Huntington Beach property (OPTO-22) was sold to an unaffiliated buyer for a sales price of $3,675,000. The net book value of the property was $2,395,417 which resulted in a gain of $999,150 net of selling costs.

On June 30, 2000 the company sold the Fremont property to an unaffiliated buyer for a sales price of $4,850,000. The net book value of the property was $3,448,840 which resulted in a gain of $1,155,577 net of selling costs.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999



NOTE 1 - RENTAL PROPERTIES (CONTINUED)

A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

Two tenants accounted for 13% and 10%, respectively for the nine months ended September 30, 2000.

Two tenants accounted for 12%, and 11%, respectively, for the nine months ended September 30, 1999.

NOTE 2 - RELATED PARTY TRANSACTIONS

Sales commissions and wholesaling fees, representing 7% of the gross proceeds from the sale of common shares, were paid to Associated Securities Corp. ("ASC"), a member of the National Association of Securities Dealers, Inc. ("NASD") and an affiliate of the Advisor.

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At September 30, 2000, the Advisor owned 22,556 shares of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

During the periods presented, the Company had the following related party transactions:

        (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

                                           NINE MONTHS ENDED    FOR THE YEAR ENDED
                                           SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                           ------------------   ------------------
Acquisition fees and refinancing fees            $     --            $682,414
Disposition fees                                  255,750                  --
Overhead expenses                                  18,000              24,000
                                                 --------            --------
                                                 $273,750            $706,414
                                                 ========            ========

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999



NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

        (b) At September 30, 2000 and December 31, 1999, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

        (c) Property management fees earned by WCRM totaled $141,955 and $142,259 for the nine months ended September 30, 2000 and 1999, respectively.

        (e) The Corporation had related party accounts payable as follows:

                                         SEPTEMBER 30, 2000      DECEMBER 31, 1999
        Associated Securities Corp.                 $16,875                $22,723
        West Coast Realty Management                 40,612                 58,443
        West Coast Realty Advisors                    6,000                  6,000
                                                    -------                -------
                                                    $63,487                $87,166
                                                    =======                =======

        (f) Advisory fees earned by WCRA totaled $181,593 and $217,772 for the nine months ended September 30, 2000 and 1999, respectively. WCRA waived collection of $181,593, (or 100%) and $217,772 (or 100%) respectively, of these fees which are included in additional paid-in capital.


NOTE 3 - NOTES PAYABLE

                                                                                   SEPTEMBER 30, 2000   December 31, 1999
===========================================================================================================================
8.25% promissory note secured by a Deed of Trust on the Fresno Property, monthly principal and interest payments are $5,244 balance due
    August 1, 2003                                                                     $   579,128         $   590,029

8.25% promissory note secured by a Deed of Trust on the Blockbuster property, interest rate adjusts to the 5-year Treasury rate plus 350 basis points on
    February 1, 1999, monthly principal and interest payments are $4,934,
    balance due February 1, 2004                                                           515,490             527,580

8.25% promissory note secured by a Deed of Trust on the Riverside property, monthly principal and interest payments are $9,116, balance due
    November 8, 2004                                                                     1,133,155           1,143,447

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999


NOTE 3 - NOTES PAYABLE (CONTINUED)

                                                                                   SEPTEMBER 30, 2000   December 31, 1999
===========================================================================================================================
9.625% promissory note secured by a Deed of Trust on the Safeguard property, monthly principal and interest payments are $24,190, balance due
    February 1, 2005                                                                   $ 1,783,340         $ 1,868,858

8% promissory note secured by a Deed of Trust on the Java City property, monthly principal and interest payments are $3,126, balance due
    June 1, 2018                                                                           352,418             358,931

Variable rate promissory note secured by a Deed of Trust on the Tycom property, interest rate margin is 1.9% over the 3 month LIBOR with right of conversion after the first year (7.23% at June 30, 2000), monthly payments
    of principal and interest are $16,693, balance due August 1, 2007                    2,199,834           2,229,873

7.5% promissory note secured by a Deed of Trust on the Chino property, monthly principal and interest payments are $6,836, balance due October 1, 2010
    (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than
    the existing rate)                                                                     898,997             909,618

7.5% promissory note secured by a Deed of Trust on the Vacaville property, monthly principal and interest payments are $10,346, balance due October 1,
    2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no
    less than the existing rate)                                                         1,360,654           1,376,725

7.375% promissory note secured by a Deed of Trust on the Horn Road property, monthly principal and interest payments are $7,309, balance due June 1,
    2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no
    less than the existing rate)                                                           965,952             977,933

8.33% promissory note secured by a Deed of Trust on the Roseville property, monthly principal and interest payments are $11,510
    balance due July 1, 2008                                                             1,410,707           1,425,641

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999


NOTE 3 - NOTES PAYABLE (CONTINUED)

                                                                                   SEPTEMBER 30, 2000   December 31, 1999
===========================================================================================================================
7.375% promissory note secured by a Deed of Trust on the Corona property, monthly principal and interest payments are $7,309 balance due June 1, 2011
    (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than
    the existing rate)                                                                 $   965,952         $   977,933

7.50% promissory note secured by a Deed of Trust on the Cerritos property, monthly principal and interest payments are $9,238 balance due April 1,
    2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no
    less than the existing rate)                                                         1,224,516           1,238,343

7.50% promissory note secured by a Deed of Trust on the Ontario property, monthly principal and interest payments are $22,390 balance due
    March 1, 2004                                                                        2,939,501           2,971,576

1.75% plus LIBOR rate (7.87% at December 31, 1999) promissory note secured by a deed of trust of the Folsom property, monthly principal and interest
    payments are $35,083, balance due September 1, 2001                                  4,040,191           4,089,050

8.24% promissory note secured by a Deed of Trust on the Fremont property, interest rate equaled the 20-year Treasury rate plus 1.65% at loan closing, monthly principal and interest payments are $18,898, balance due August 1,
    2015 (Paid-off June 30, 2000)                                                               --           1,977,469

10% promissory note secured by a Deed of Trust on the Java City property, monthly principal and interest payments are $3,413, balance due November 1,
    2001 (Paid-off June 30, 2000)                                                               --             312,318

Variable rate promissory note secured by a Deed of Trust on the OPTO-22 property, interest rate adjustments are monthly and are based on the 11th
    District cost of funds rate plus 3% (7.963% at December 31, 1998), and may not go below 6.5% or above 11.0%, monthly principal and interest payments
    are $12,794, balance due October 1, 2003 (Paid-off April 12, 2000)                          --           1,641,227
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                  $20,369,835         $24,616,551
===========================================================================================================================

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999


NOTE 3 - NOTES PAYABLE (CONTINUED)

The aggregate annual future maturities at September 30, 2000 are as follows:

               2001 ..................................    $ 4,423,517
               2002 ..................................        417,704
               2003 ..................................        983,079
               2004 ..................................      3,638,664
               2005 ..................................      2,495,048
               Thereafter ............................      8,411,823
                                                          -----------
               Total                                      $20,369,835
                                                          ===========

NOTE 4 - NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared and accrued based approximately upon the previous quarter's income from operations before depreciation and amortization.

Net Income Per Share for the nine months ended September 30, 2000 and 1999 was computed using the weighted average number of outstanding shares of 2,927,967 and 2,929,885 respectively.

Dividends declared during the first nine months of 2000 and 1999 were as follows:

                          OUTSTANDING       AMOUNT        TOTAL
RECORD DATE                  SHARES       PER SHARE      DIVIDEND
-----------               -----------     ---------     ----------
December 31, 1999          2,927,967       $ 0.060      $  175,678
March 31, 2000             2,927,967         0.175         512,394
May 23, 2000               2,927,967         0.650       1,903,179
June 30, 2000              2,927,967         1.075       3,147,565
                                                        ----------
TOTAL 2000                                              $5,738,816
                                                        ==========

March 31, 1999             2,932,762       $ 0.160         469,243
June 30, 1999              2,927,967         0.160         468,474
September 30, 1999         2,927,967         0.160         468,474
                                                        ----------
TOTAL 1999                                              $1,406,191
                                                        ==========

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                              AND DECEMBER 31, 1999


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


NOTE 6 - SUBSEQUENT EVENTS

(a) On October 16, 2000, the Company paid dividends totaling $439,195 ($0.15 per share), payable to shareholders of record as of October 1, 2000. This cash distribution was based on the operations for the quarter ending September 30, 2000.


NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                    2000              1999
                                                                 ----------        ----------
Cash paid during the period for interest:                        $1,386,500        $1,313,080

Supplemental Disclosure of non-cash financing activities:
    Equity contributed by an affiliate through expense
    Reimbursement:                                               $  181,593        $  217,772
    Dividends declared net of dividends paid:                    $       --        $  468,474

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

Operations for the nine months ended September 30, 2000 represented a full nine months of rental operations for all properties except for the OPTO-22 property which was sold April 12, 2000 and the Fremont property which was sold June 30, 2000. This compares to the nine months ended September 30, 1999, which represented a full nine months of rental operations including the above properties but excluding the Folsom property which was purchased on May 1, 1999 and the Ontario property which was purchased January 12, 1999.

The net income for the nine months ended September 30, 2000 of $3,235,794 increased significantly from net income for the nine months ending September 30, 1999 of $595,065 primarily due to the gain on sale of the OPTO-22 and Fremont properties, and because the Company did not incur acquisition and financing costs in the nine months ended September 30, 2000. In the nine months ended September 30, 1999, the Company incurred acquisition and financing costs of $682,414.

Rental revenue decreased $31,460 (0.83%) primarily due to the loss of rents from the sale of the OPTO-22 property in April 2000 and the sale of the Fremont property in June 2000 mostly offset by the ownership of the Folsom property for a full nine months in 2000 (compared to 5 months during the nine months ended September 30, 1999). Interest income increased $12,251 (17.25%) due to higher average balances maintained in interest earning assets during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Average balances of interest earning assets for the nine months ended September 30, 2000 were significantly higher due to investment of the proceeds from the sale of the OPTO-22 and Fremont sales until their subsequent

                        WEST COAST REALTY INVESTORS, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

distribution. Average balances for the nine months ended September 30, 1999 were also lower because the Ontario property was purchased for all cash on January 12, 1999 and the Company received the proceeds from financing the Ontario and Cerritos properties in March 1999.

Operating expenses, increased $50,703 (38.76%) primarily due to the cost of operating the Folsom property in 2000. Interest expense increased $43,610 (3.32%) due to the additional debt incurred in connection with property acquisitions and refinancing activities. General and administrative costs decreased $651,432 (66.12%) principally because the Company did not incur acquisition and financing fees in 2000 (the Company incurred $682,414 of such fees in the first nine months of 1999). Depreciation and amortization expense increased $52,546 (9.48%) as a result of the ownership of additional properties during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

The average number of shares outstanding during the nine months ended September 30, 2000 was 2,927,967 vs. 2,929,885 for the nine months ended September 30, 1999. Net income per share increased from $.20 in 1999 to $1.11 in 2000.

During the nine months ended September 30, 2000, the Company declared dividends totaling $5,738,816, which included a "1999 Spill-Over Dividend" of $175,678. In addition, in October 2000 the Company declared and paid dividends totaling $439,195 based on the operations for the quarter ending September 30, 2000 payable to shareholders of record as of October 1, 2000. This compares to dividends of $1,406,191 declared for the nine months ended September 30, 1999. The company generated $1,869,287 in cash basis net income from operations before depreciation expense of $606,627, equity contribution by Affiliate through expense reimbursements of $181,593, and the combined gain from the sales of the OPTO-22 and Fremont properties of $2,154,727 for the nine months ended September 30, 2000. Cash distributions based on 2000 operations of $1,463,983 (including the October distribution) were $405,304 less than cash basis net income. In comparison, distributions in the nine months ended September 30, 1999 were $39,273 more than cash basis income of $1,366,918. The Company continued to qualify as a REIT in 2000, and liquidity of the Company continues to be strong.

                        WEST COAST REALTY INVESTORS, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

Operations for the quarter ended September 30, 2000 represented a full quarter of rental operations for all properties except for the OPTO-22 property which was sold April 12, 2000 and the Fremont property which was sold June 30, 2000. Operations for the three months ended September 30, 1999 represented a full quarter of rental operations for all properties.

The net income for the quarter ending September 30, 2000 of $366,325 decreased significantly from the quarter ending September 30, 1999 of $418,083, primarily due to the sale of the OPTO-22 and Fremont properties.

Rental revenue decreased for the quarter ending September 30, 2000 by $250,871 (18.77%) primarily due to the sales of OPTO-22 on April 12, 2000 and the Fremont property which was sold June 30, 2000.

Operating expenses, property taxes, and property management fees decreased $59,246 (35.13%) for the quarter ending September 30, 2000, compared to the quarter ending September 30, 1999, primarily due to the sales of the OPTO-22 and Fremont properties. Interest expense decreased $117,766 (24.16%) primarily due to the payoff of the notes payable on the OPTO-22 property on April 12, 2000, and the Fremont and Java City properties on June 30, 2000. General and administrative costs decreased $14,282 (15.65%) for the quarter ended September 30, 2000 primarily due to reimbursement of a previously expensed insurance policy disbursement. Depreciation and amortization expense decreased $7,015 (3.59%) because fewer properties were owned during the quarter ended September 30, 2000.

The average number of shares outstanding during both the quarter ending September 30, 2000 and ending September 30, 1999 was 2,927,967. Net income per share decreased from $.14 for the quarter ended September 30, 1999 to $.13 for the quarter ended September 30, 2000.

The Company did not declare dividends during the quarter ended September 30, 2000; however, in October 2000 the Company declared and paid dividends totaling $439,195 based on the operations for the quarter ending September 30, 2000. This compares to dividends of $468,474 declared for the quarter ended September 30, 1999. Cash basis net income for the quarter ended September 30, 2000 was $611,026. This was derived by adding depreciation and amortization expense, and the equity contribution by Affiliate

                        WEST COAST REALTY INVESTORS, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

through expense reimbursement to net income. Cash distributions of $439,195 based on the quarter ending September 30, 2000 operations were $171,831 less than cash basis net income. In comparison, distributions in the three months ending September 30, 1999 were $217,257 less than cash basis income of $685,731.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, the Company declared and paid dividends totaling $5,738,816, which included a "1999 Spill-Over Dividend" of $175,678. In addition, in October 2000 the Company declared and paid dividends totaling $439,195 based on the operations for the quarter ending September 30, 2000 payable to shareholders of record as of October 1, 2000. When compared to the nine months ended September 30, 1999 the Company declared dividends totaling $1,406,191 of which $937,717 was paid prior to September 30, 1999 and $468,474 was paid subsequent to September 30, 1999. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare quarterly dividends, subject to the maintenance of reasonable reserves.

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

The first factor refers to the risk of the Company's investments. At September 30, 2000, the Company's excess funds were invested in short-term money market funds. The Company acquires rental property either entirely for cash or with moderate financing. Although the notes payable, which evidence such financing, are set up on an amortization schedule

                        WEST COAST REALTY INVESTORS, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

The third factor refers to operating cycle. The Company was liquid at September 30, 2000 and is in the "operating" stage of its life cycle. Virtually all excess funds were invested in a short-term money market fund. At quarter-end, the Company has allocated approximately $400,000 towards a "reserve", $440,000 of cash is held pending dividend distribution to stockholders, which was paid October 16, 2000, $100,000 of cash to be paid for current mortgage and accounts payable commitments, $330,000 in tenant security deposits and prepaid rents, and the balance-approximately $400,000, is to be held for working capital purposes. The Company's operations generated $1,869,287 in net operating cash flow during the nine months ending September 30, 2000 (net income from operations before depreciation expense, equity contribution by Affiliate through expense reimbursements, and gain on sale of properties). Thus, the Company is generating significant amounts of cash flow and could withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

                        WEST COAST REALTY INVESTORS, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS - SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

Cash resources decreased $202,933 during the nine months ended September 30, 2000 compared to a $2,297,451 decrease in cash resources for the nine months ended September 30, 1999. Cash provided by operating activities increased by $1,783,498 with the largest contributor being $1,869,287 in cash basis net income for the nine months ended September 30, 2000. In contrast, the nine months ended September 30, 1999 provided $1,301,152 in cash from operating activities due primarily to $1,366,918 in cash basis net income. Cash provided by investing activities for the nine months ending September 30, 2000 of $7,999,102 was the result of proceeds from the sales of the OPTO-22 and Fremont properties. The sole use of cash in investing activities for the nine months ended September 30, 1999 was $10,625,919 expended for the acquisition of two additional properties located in Ontario and Folsom, California. For the nine months ended September 30, 2000, financing activities required $9,985,533, resulting from the pay-off of the OPTO-22, Fremont, and Java City property notes payable as well as principal payments on other notes payable, and $5,738,816 for dividends paid. For the nine months ended September 30, 1999, financing activities provided $7,027,316 due to $8,375,870 in financing obtained in connection with the acquisition of the Cerritos, Ontario, and Folsom, California properties, offset by purchases of Treasury Stock of $47,812, dividends paid of $937,716, repayments on notes payable of $320,030 and increases in loan origination fees of $42,996.

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

        (b)  Reports on Form 8-K
             None.

                               S I G N A T U R E S


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           WEST COAST REALTY INVESTORS, INC.
                                      (Registrant)



Date: November 14, 2000                  /s/ W. Thomas Maudlin Jr.
                           -----------------------------------------------------
                                           W. THOMAS MAUDLIN JR.
                           (Director, President and Principal Executive Officer)



Date: November 14, 2000                     /s/ John R. Lindsey
                           -----------------------------------------------------
                                              JOHN R. LINDSEY
                                        (Vice President/Treasurer,
                                     Principal Financial Officer, and
                                       Principal Accounting Officer)