Form 10-K405
period 2000-12-31
WEST COAST REALTY INVESTORS INC
filed 2001-03-30
CIK 858346

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         COMMISSION FILE NUMBER 0-24594

                        WEST COAST REALTY INVESTORS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                           95-4246740
         ------------------------------              --------------
         State or other jurisdiction of              (IRS Employer
         incorporation or organization               Identification)


         5933 WEST CENTURY BLVD., 9TH FLOOR, LOS ANGELES, CA 90045-5454
         --------------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)
        Registrant's telephone number, including area code (310) 670-0800

           Securities registered pursuant to Section 12(b) of the Act:


       Title of each class      Name of each exchange on which registered
       -------------------      -----------------------------------------
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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,927,967 shares outstanding, as of March 28, 2001.

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

The Company is organized for the purpose of investing in, holding, and managing income-producing retail, commercial and industrial properties located primarily in California and on the west coast of the United States. Properties have been acquired for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually.

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

The building was originally acquired for cash in 1991 for a total acquisition cost of $1,676,210. In February 1994, the Company financed the Building by incurring mortgage debt secured by the building for $600,000. The principal and interest payment is calculated based on a twenty-five year period with a balloon payment due February 1, 2004. The monthly payment is $4,934 per month with a fixed interest rate of 8.25%.

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

The building is 100% occupied by one tenant, Blockbuster Video, on a triple net lease. The tenant's lease currently calls for rental payments of $13,416 per month. This is equivalent to $2.58 per rentable square foot. The lease requires the tenant to pay insurance, taxes, maintenance, and all other operating costs. The Advisor believes the tenant has the ability to meet its lease obligations. An extension of the lease, which originally terminated March 2001, is currently being negotiated.

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

Total consideration paid for the property was $1,414,893. Long-term financing used to acquire the property was $665,000. Monthly payments $5,244 are made at the rate of 8.25% and are based on a twenty-five year amortization schedule. The loan matures on August 1, 2003. In July 1998, the interest rate on the loan was adjusted to 3.00% above the five-year Treasury Bond yield at that time.

The building and improvements are depreciated over 39 years using a straight-line method for both financial and income tax reporting purposes. In the opinion of the Advisor, the property is adequately insured. The property is managed by WCRM.

The Fresno Building is 67% occupied by Wherehouse Entertainment, Inc. ("The Wherehouse" -- a music and video retailer). The remaining 33% of the building is available for lease.

The Wherehouse is dependent upon the vitality of the consumer market in the general area. Although there are other shopping centers in the area, being located in a densely populated area north of downtown Fresno, and near a large community college, the high daily traffic count provides a large customer base for all the retail and service businesses in the general area.

The Wherehouse entered into a ten year lease which commenced April 1, 1993 and was to continue through March 31, 2003. The Wherehouse occupies approximately 6,000 square feet of the Fresno Building. As possible additional rent The Wherehouse was scheduled to pay the Company 3% of gross sales after applying a formula that involves recapture of rent and expenses that The Wherehouse would pay as a triple net lease tenant.

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

The Company currently receives $82,800 ($6,900 per month) in rental income or $1.15 per square foot per month, or a percentage rent of 8.2% of gross sales per quarter, less certain allowances, minus the rent paid for such period, whichever is greater. The Company received $181 in percentage rent for the year ended December 31, 2000.

During July of 1999 the Rent-to-Own tenant ceased operations and vacated the building. As such the Company signed an agreement with the tenant for which the Company collected $92,187 of prepaid monthly rental and reimbursable expenses (which equates to $4,609 per month). The portion of the building that was occupied the tenant is currently vacant and the Company is in the process of locating a new tenant.

During the quarter ended December 31, 2000, the Company determined that the total expected future cash flows from operations and ultimate disposition of the Fresno property was less than the carrying value of the property, due to overbuilding of commercial properties in the Fresno area. Therefore the property was deemed to be impaired. As a result, an impairment loss of $300,000 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value. Fair value was determined based on a recent appraisal.

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

The property was acquired for $3,655,500. Long term financing of $1,200,000 in the form of a first trust deed and note was used to facilitate the purchase. The note is amortized over a fifteen year period at the rate of 8.25% and is fully due and payable November 8, 2004. Payments of interest and principal are $9,116 per month.

The building and improvements are depreciated over 39 years using a straight-line method for both financial and income tax reporting purposes. The financial and tax basis for the property are the same. In the opinion of the Advisor, the property is adequately insured. The property is managed by WCRM.

The sole tenant is Sanborn Theaters, Inc. which does business under the name of SoCal Cinemas. The tenant's lease is for twenty years, and is scheduled to expire on December 31, 2014. The lease is a triple-net lease, in which the tenant pays all property taxes, insurance and operating expenses of the property. The lease also has a provision for the sharing of a certain percentage of gross sales, including concessions.

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

In connection with the above litigation the Tenant of the Riverside property has been unable to meet a portion of their rent payments. At December 31, 2000 there is a receivable due from the Tenant of $292,806, which is comprised of back rent and late charges. As of December 1, 1999 the Company has agreed to collect $27,300, on a monthly basis, in rental and usage payments through November of 2001. The Company is also in the process of negotiating certain terms in which certain assets of the Tenant will be used as collateral against the rent receivable.

SAFEGUARD BUSINESS SYSTEMS

On May 22, 1995, the Company acquired the Safeguard Business Systems Property, a two story office building located in Tustin, California. The property has approximately 40,000 rentable square feet, and was built to suit the current tenant.

Total consideration paid for the property was $4,862,094. Long-term financing of $2,300,000, in the form of a first trust deed and note, was used to facilitate the purchase. The note is amortized over a fifteen year period at a fixed rate of 9.625%, and is fully due and payable February 1, 2005. Payments of interest and principal are $24,191 per month.

The building and improvements are depreciated over 39 years using a straight-line method for both financial and income tax reporting purposes. The financial and tax basis for the property are the same. In the opinion of the Advisor, the property is adequately insured. The property is managed by WCRM.

The sole tenant of the property is Safeguard Business Systems ("Safeguard"). The tenant is involved in the providing office supply and data services to small businesses. The tenant current lease commenced October 1, 1994 and is scheduled to terminate eleven years from that date (September 30, 2005). The lease has provisions for annual rental increases. The average monthly rent over the life of the lease is $50,914. Safeguard has sub-leased 100% of the property to Pair Gain Technologies, Inc. ("Pair Gain") for use as their headquarters. Pair Gain pays its sub-lease rent to Safeguard, which pays its rent to the Company. Note that Pair Gain was sold and is now a subsidiary of ADC Telecommunications, Inc.

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

Each building was financed separately with a mortgage debt, secured by the building. The building at 721 West Del Road was financed for $405,000. The loan has a fixed interest rate of 8%, is amortized over 25 years, and is due June 2018. Monthly principal and interest payments are $3,126. The building at 717 West Del Paso Road was financed for $350,000. The loan had a fixed interest rate of 10%, was being amortized over 25 years, and was due November 2001. Monthly principal and interest payments were $3,413. The loan on 717 West Del Paso Road was paid-off on June 30, 2000 with excess liquidity from operations.

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

Total consideration paid by the Company for the Tycom Property was $4,907,441. Financing was utilized in connection with the acquisition of the Tycom Property. Long-term financing of $2,312,500, in the form of a variable rate promissory note secured by a first deed of trust was provided by a bank in June 1997. The note is amortized over 25 years and matures on August 1, 2007. The current interest rate is 7.23% per annum and principal and interest payments of $16,693 are due monthly.

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

The sole tenant of the Property is Tycom Corporation ("Tycom" or "the Tenant"). Tycom, a privately held company, is a manufacturer of drill bits and assorted items used by the semi-conductor and dental industries, and has been in business for approximately ten years. The Tenant initially purchased this building and has invested approximately $1.4 million in improvements and renovations. Tycom sold the building to Brutten/Reynolds/Shidler Investment Corp. (the property's seller) on December 19, 1996 for an unknown amount. The Tenant began occupying the building on December 19, 1996, at which time the provisions of the lease became effective. The term of the lease is eleven years, and is intended to be a "triple-net" lease with the Tenant paying virtually all taxes, insurance, utilities, and other operating costs of the Property. The base rent is currently $40,762 per month.

ROSEVILLE PROPERTY

On November 26, 1997, the Company acquired the Roseville Property in a tax free exchange. No debt financing was used in connection with the Roseville acquisition.

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

Total consideration paid by the Company for the Roseville property was $1,976,484. This cost includes the $1,950,000 sales price payable to the Seller/Operator, $12,500 in estimated legal, appraisal, and closing costs, and a $16,000 Acquisition Fee payable to the Advisor. In addition, $14,333 was received from the Seller/Operator as a security deposit. The purchase price was determined through arms-length negotiations with the Seller/Operator. On July 7, 1998 the Company financed the property with a mortgage debt, secured by the building, for $1,450,000. The loan is due July of 2008 and calls for monthly payments of $11,510. The fixed interest rate is 8.33%.

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

The lease of the Property commenced after the issuance of the Certificate of Occupancy in September 1997. The lease is a 20 year triple net lease, including provisions for collection of common area charges that are assessed by the shopping center owner. Lease payments are currently $14,333 per month ($172,000 per year) with rental increases of 12_% every five years. The lease began on December 1, 1997.

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

The lease is a triple-net lease requiring average monthly payments of $19,718 expiring July 31, 2003, with the tenant responsible for reimbursing the Company for100% of the property taxes, insurance and common area costs that are incurred in connection with the Property.

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

The property was acquired for $1,859,338 in cash. This cost includes $1,850,000 in sales price paid to the Seller and approximately $5,500 in legal and appraisal fees. The purchase price was determined through an arms-length negotiation with the Seller. On September 2, 1998, the Company financed the property with a mortgage debt, secured by the building, for $925,000. The loan is due October 2010, with monthly payments of $6,836. The current interest rate is 7.50%, which is adjustable, on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the adjustment date, plus 200 basis points.

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

The property was acquired for $2,735,308 in cash. This cost includes $2,725,000 paid to the Seller and $10,308 in legal fees and other costs. The purchase price was determined through an arms-length negotiation with the Seller. On September 2, 1998 the Company financed the property with a mortgage debt, secured by the building, for $1,400,000. The loan is due in October of 2010, with monthly payments of $10,346. The current interest rate is 7.50%, which is adjustable, on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the adjustment date, plus 200 basis points.

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

The larger of the two suites is leased to Mindscape, Inc., a division of The Learning Company (which is owned by Gores Technology), which has been the only tenant of the suite. The tenant produces educational software products for children. The lease term began in August of 1996 and expires in September 2006. The lease requires for monthly rental payments of $19,321 for the first three years, $21,253 for the 4th through 6th year, $23,378 for the 7th through 9th year and $25,716 for the final year. Real property taxes, property insurance, and maintenance and repair expenses in excess of base year amounts are paid by the tenant.

The smaller suite was occupied by Nor-Cal Beverage Company, Inc. from October of 1996 through December of 1999. The tenant manufactured and distributed drink beverages and snack food. The lease called for monthly rental payments of $4,617. Real property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

On February 7, 2000 the Company signed a lease with Cameron Environmental, Inc., which is involved in the business of pollution control systems and waste management. The lease term is through September 30, 2001 and calls for $5,350 in monthly rental payments. Real property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

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

The property was acquired for $2,314,569 in cash. This cost includes $2,300,000 paid to the Seller and $8,800 in legal and appraisal fees. The purchase price was determined through an arms-length negotiation with the Seller. In May of 1999, the property was financed with a first deed of trust secured by the property for $1,250,000. The current interest rate is 7.50% per annum, which is adjustable, on the fourth and eight anniversary years of the loan, to the weekly average of the five-year Treasury Note yield seven weeks prior to the anniversary date, plus 275 points. The loan is due April 2011, with monthly payments of principal and interest of $9,238.

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

The property was acquired for $4,614,964 in cash. This cost includes $4,600,000 paid to the Seller and $10,900 in legal and appraisal fees. The purchase price was determined through an arms-length negotiation with the Seller. The company financed the property with a mortgage debt, secured by the building for $3,000,000. The loan is due in March of 2004 and calls for monthly payments of $22,390. The interest rate on the loan is fixed at 7.50% per annum.

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

The property is currently 100% occupied by Comcast Holdings, Inc. and Comcast Cablevision of Inland Valley, Inc., which has been the only tenant of the building. The tenant is involved in the development and management of cable communications. The lease term commenced August 15, 1998 and expires in August 2013. The lease currently requires monthly payments of $32,800. Real property taxes, property insurance and maintenance and repair expenses are paid by the tenant.

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

The property was acquired for $6,010,956, which includes $6,000,000 paid to the Seller and $10,956 in legal and appraisal fees. The purchase price was determined through an arms-length negotiation with the Seller. Long-term financing of $4,125,870 was provided in the form of a variable rate (1.75% plus LIBOR rate) promissory note secured by a first deed of trust. The interest rate was 8.37% at December 31, 2000. The note is due September 1, 2001 and calls for monthly principal of $5,640 and interest payments calculated on the existing balance at the current interest rate.

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

The property is currently occupied by California Independent System Operator Corporation ("Cal ISO"), Blue Shield of California ("BSC") and J&W Scientific, Inc. ("JW"). JW is now a subsidiary of Agilent Technologies, Inc. Cal ISO is a electrical controller for 75% of California's Power Supply. BSC provides health insurance and processes insurance claims and JW produces gas chromatography columns which separate components of a solution. Cal ISO, which occupies 21,493 or 41% of rentable square feet, has a lease with the Company that is effective through November 2006 and calls for average monthly rental payments of $27,708 over the term of the lease. BSC, which occupies 10,200 or 20% of rentable square feet, has a lease with the Company that is effective through January 2002 and calls for average monthly rental payments of $9,458 over the term of the lease. JW, which occupies 20,353 or 39% of rentable square feet, has a lease with the Company that is effective through September 2006 and calls for average monthly rental payments of $20,772 over the term of the lease.

SUMMARY

Tenants representing 10% or more of the Company's total rental revenue for the year ended December 31, 2000 are as follows:

        Safeguard accounted for 13% of the total rental revenue of the Company. Tycom accounted for 11% of the total rental revenue of the Company.

Tenants representing 10% or more of the Company's total rental revenue for the year ended December 31, 1999 are as follows:

        Safeguard accounted for 13% of the total rental revenue of the Company. Tycom accounted for 10% of the total rental revenue of the Company. CMS Welding & Machinery (Fremont proerty) accounted for 10% of the total rental revenue of the Company.

Tenants representing 10% or more of the Company's total rental revenue for the year ended December 31, 1998 are as follows:

        Safeguard accounted for 20% of the total rental revenue of the Company. Tycom accounted for 16% of the total rental revenue of the Company. Riverside Marketplace Theaters accounted for 16% of the total rental revenue of the Company. CMS Welding & Machinery (Fremont proerty) accounted for 15% of the total rental revenue of the Company


The acquisition costs and dates of acquisition were as follows:


                                            ACQUISITION
                                              COST AND     ACQUISITION
DESCRIPTION                                 IMPROVEMENTS      DATE
----------------------------------------------------------------------
Blockbuster Video Building                   $1,676,210      02/26/91
Fresno Village Shopping Center Building       1,414,893      05/14/93
Riverside Marketplace                         3,655,500      11/29/94
Safeguard Building Systems                    4,862,094      05/22/95
Java City Property                            1,828,500      08/02/96
Tycom Property                                4,907,440      01/17/97
Roseville Property                            1,976,484      10/31/97
Corona Property                               1,904,452      12/31/97
Laufen Tile Distribution Center               2,141,200      01/15/98
Daedo America Corporation Property            1,859,338      04/19/98
Vacaville Property                            2,735,308      05/20/98
Cerritos Property                             2,314,569      12/23/98
Ontario Property                              4,614,964      01/12/99
Folsom Property                               6,010,956      05/01/99


All properties are 100% occupied by their respective tenants except for the Fresno Village Shopping Center building which is 67% occupied.

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

Management cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. The Company believes it has complied with all applicable provisions of law and intends to vigorously defend the allegations contained in the lawsuit. The Company believes that the lawsuit will not have a material impact on the Company's continuing operations or overall financial condition.

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

At December 31, 2000, there were 2,927,967 shares of Common Stock outstanding and 1,207 stockholders of record. There is no present trading market for the shares and none is expected to develop.

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

Dividends totaling $6,617,206, $1,874,666, and $1,772,037 were declared in 2000,
1999, and 1998. Dividends for the year 2000 include a "spill-over" dividend declared and issued on March 15, 2000, paid to shareholders of record as of December 31, 1999. A total of $175,678 or $0.06 per share was paid.

The 2000, 1999 and 1998 dividend distributions are summarized below:

Dividends declared during 2000 were as follows:


                                 OUTSTANDING           AMOUNT          TOTAL
RECORD DATE                         SHARES            PER SHARE       DIVIDEND
-------------------------------------------------------------------------------
December 31, 1999                 2,927,967              .060        $  175,678
March 31, 2000                    2,927,967              .175           512,394
May 23, 2000                      2,927,967              .650         1,903,179
June 30, 2000                     2,927,967             1.075         3,147,565
October 1, 2000                   2,927,967              .150           439,195
December 28, 2000                 2,927,967              .150           439,195
                                                                     ----------
Total                                                                $6,617,206
                                                                     ----------


Dividends declared during 1999 were as follows:


                                 OUTSTANDING            AMOUNT          TOTAL
RECORD DATE                        SHARES              PER SHARE      DIVIDEND
-------------------------------------------------------------------------------
March 1, 1999                     2,932,762              .160        $  469,241
June 1, 1999                      2,927,967              .160           468,475
September 1, 1999                 2,927,967              .160           468,475
December 1, 1999                  2,927,967              .160           468,475
                                                                     ----------
Total                                                                $1,874,666
                                                                     ----------

Dividends declared during 1998 were as follows:


                                 OUTSTANDING            AMOUNT          TOTAL
RECORD DATE                        SHARES             PER SHARE       DIVIDEND
-------------------------------------------------------------------------------
January 1, 1998                   2,149,404             .0666        $  143,150
February 1, 1998                  2,345,825             .0666           156,232
March 1, 1998                     2,345,825             .0666           156,232
April 1, 1998                     2,345,825             .0558           130,898
May 1, 1998                       2,590,131             .0558           144,529
June 1, 1998                      2,888,319             .0558           161,168
September 30, 1998                2,932,762             .1500           439,914
December 15, 1998                 2,932,762             .1500           439,914
                                                                     ----------
Total                                                                $1,772,037
                                                                     ----------


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


                                                    2000             1999             1998             1997             1996
--------------------------------------------------------------------------------------------------------------------------------
Operations for the years ended December 31:
  Revenues and gains                             $ 7,132,636      $ 5,397,663      $ 3,803,884      $ 3,217,492      $ 2,474,627
  Net income                                       3,207,619        1,070,670          763,608          978,978          705,636
  Net income per share*                                 1.10              .37              .29              .53              .49
  Dividends per share*                                  2.26              .64              .67             .799             .779

Financial position at December 31,
  Total assets                                   $41,229,750      $48,864,500      $41,255,672      $29,839,091      $23,571,838
  Notes payable                                   20,263,273       24,616,551       16,686,668       11,194,832       10,078,793
  Stockholders' equity                            20,302,288       23,473,468       24,034,280       17,852,962       12,904,891


* Net income per share and dividends per share were based on the weighted average number of shares outstanding.

A "spill-over" dividend at $0.06 per share declared on March 15, 2000 for shareholders of record as of December 31, 1999 is included in the dividends per share for 2000.

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

RESULTS OF OPERATIONS -- 2000 VS. 1999

Operations for the year ended December 31, 2000 represented a full year of rental operations for all properties except for the OPTO-22 property which was sold April 12, 2000 and the Fremont property which was sold June 30, 2000.

Net income for the year ended December 31, 2000 was $3,207,619 which was $2,136,949 greater than the year ended December 31, 1999. This increase was primarily due to the gain on sale of the OPTO-22 and Fremont properties.

Rental revenue decreased $414,595 (7.84%) primarily due to the loss of rents from the sale of the OPTO-22 property in April 2000 and the sale of the Fremont property in June 2000, partially offset by the ownership of the Folsom property for a full twelve months in 2000 (compared to 8 months during 1999). On April 12, 2000 the tenant of the Opto-22 property executed its right to purchase the property. The property sold for $3,675,000 resulting in a gain of $999,150. On June 30, 2000 the Fremont property was sold to an unaffiliated buyer for $4,850,000 resulting in a gain of $1,155,578. No properties were sold in prior years. Interest income decreased $5,159 (4.76%) for the year ended December 31, 2000 due to lower average balances maintained in interest earning assets.

Interest expense decreased $33,890 (1.88%) due to the pay-off of debt associated with the sales of the Opto-22 and Fremont properties and the pay-off of the 717 West Del Paso Road loan on June 30, 2000. Depreciation and amortization expense increased $76,373 (10.63%) and operating expenses, increased $28,425 (5.22%) primarily due to the ownership of the Folsom property for a full twelve months in 2000. General and administrative costs decreased $772,884 (61.08%) principally because the Company did not incur acquisition and financing fees in 2000 (the Company incurred $682,414 of such fees in 1999). During the quarter ended December 31, 2000, the Company determined that the total expected future cash flows from operations and ultimate disposition of the Fresno property was less than the carrying value of the property, due to overbuilding of commercial properties in the Fresno area. Therefore the property was deemed to be impaired. As a result, an impairment loss of $300,000 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value. Fair value was determined based on a recent appraisal.

For the year ended December 31, 2000 the Company generated $2,386,171 in cash basis net income from operations before depreciation expense of $794,872, impairment loss of $300,000, equity contribution by Affiliate through expense reimbursements of $238,407, and the combined gain from the sales of the OPTO-22 and Fremont properties of $2,154,727. This compares favorably with cash basis income for the year ended December 31, 1999 of $1,789,169.

The weighted average number of shares outstanding for the year ended December 31, 2000 was 2,927,967. Net income per share increased from $.37 in 1999 to $1.10 in 2000 primarily as a result of the gain on sales of properties during 2000.

RESULTS OF OPERATIONS -- 1999 VS. 1998

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

Operating expenses increased $112,469 or 26% as a result of an increase in property management fees, property taxes and property insurance expense from the purchase of the additional properties. Interest expense was $1,798,544, an increase of $676,043 or 60%, for the year ended December 31, 1999 due to additional debt financing with the two property acquisitions and one refinancing of an existing property. General and administrative costs have increased $437,714 or 53% which can be attributed to the acquisition of the additional properties, as well as the increased cost of maintaining a larger property portfolio. Depreciation and amortization expense increased $60,491 or 9% due to the additional properties acquired during the current year.

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

QUARTERLY FINANCIAL DATA   (UNAUDITED)


For the year ending December 31, 2000       1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
-------------------------------------       -----------      -----------      -----------      -----------
Total revenue                               $ 1,387,596      $ 3,477,728      $ 1,110,736      $ 1,156,576
Net income (loss)                               292,709        2,576,760          366,325          (28,175)
Earnings (loss) per share                          0.10             0.88             0.13            (0.01)


For the year ending December 31, 1999       1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
-------------------------------------       -----------      -----------      -----------      -----------
Total revenue                               $ 1,154,732      $ 1,325,007      $ 1,360,803      $ 1,557,121
Net income                                      145,672           31,310          418,083          475,605
Earnings per share                                 0.05             0.01             0.14             0.17


LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2000 the Company declared dividends totaling $6,617,206, which included a "1999 Spill-Over Dividend" of $175,678. This was an increase of $4,742,540 compared to dividends of $1,874,666 declared for the year ended December 31, 1999. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare dividends, subject to the maintenance of reasonable reserves.

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

The first factor refers to the risk of the Company's operations. At December 31, 2000, the Company's excess funds were invested in a short-term money market fund. The Company acquires rental property either entirely for cash or with moderate financing. Although the notes are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2001 through 2011. The Company is aware that the balloon payments must be avoided through refinancing of the loans or the sale of the property(ies) in order to protect the interests of the Company's shareholders. (Please refer to "Properties" information in Item 2 for more detail as to leverage). Furthermore, most of the properties' tenants are nationally known retailers or well-established businesses under long-term leases.

The second factor refers to the condition of the Company's properties. The Company's properties are in good condition without significant deferred maintenance obligations and are leased under "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs.

The third factor refers to operating cycle. The Company was liquid at year-end since the Company is still in the "operating" stage. Virtually all excess funds were invested in a short-term money market fund. At year-end, the Company has allocated approximately $450,000 towards a "reserve" fund (3% of gross funds raised, as disclosed in the Company's latest prospectus), $175,000 of cash to be paid for current mortgage and accounts payable commitments, $320,000 in tenant security deposits and prepaid rents, and the balance -approximately $300,000 is to be held for working capital purposes. The Company's operations generated $2,386,171 in net operating cash flow in 2000 (net income from operations before depreciation expense, equity contribution by Affiliate through expense reimbursements, and gain on sale of properties).

The fourth factor refers to distribution of dividends to shareholders. Dividends to shareholders were made at a level consistent with the small amount of net income available after application of expenses. The Advisor is careful not to make distributions in excess of the available income.

Inflation and changing prices have not had a material effect on the Company's operations.

CASH FLOWS 2000 VS. 1999

Cash resources decreased $1,626,545 during the year ended December 31, 2000 compared to a $2,719,707 decrease in cash resources for the year ended December 31, 1999. Cash provided by operating activities increased by $2,344,837 for the year ended December 31, 2000 with the largest contributor being $3,207,619 in net income offset by $2,154,727 resulting from the combined gain on sale of the Opto-22 and Fremont properties. Investing activities resulted in a $7,999,102 increase in cash resources for the year 2000 due to cash proceeds from the sale of these two properties. For the year ended December 31, 2000 financing activities used $10,970,484 because of distributions of dividends totaling $6,617,206 and repayments on notes payable of $4,353,278.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company will adopt the requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133", and supplemented by implementation guidance issued by FASB's Derivative Implementation Group. SFAS No. 133 requires, among other things, that all derivatives be recognized as either assets or liabilities and measured at estimated fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the estimated fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. Implementation of SFAS No. 133, as amended, is not expected to have a material impact on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                  PAGE
Report of Independent Certified Public Accountants ..................................22

Balance Sheets - December 31, 2000 and 1999 .........................................23

        Statements of Income for the years ended
               December 31, 2000, 1999 and 1998 .....................................24

        Statements of Stockholders' Equity for the years ended
               December 31, 2000, 1999 and 1998......................................25

        Statements of Cash Flows for the years ended
               December 31, 2000, 1999 and 1998......................................26

Summary of Accounting Policies ...................................................27-28

Notes to Financial Statements ....................................................29-36

        Financial Statement Schedules
               Schedule III - Real Estate and Accumulated Depreciation ...........43-44

               Schedule IV -- Mortgage Loans and Real Estate......................45-46

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


West Coast Realty Investors, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of West Coast Realty Investors, Inc., as of December 31, 2000 and 1999 and the related statements of income, stockholders' equity, and cash flows for each of the three years ended December 31, 2000. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Realty Investors, Inc., at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                                   BDO SEIDMAN, LLP

Los Angeles, California
February 2, 2001

                        WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS


December 31,                                                                2000               1999
-------------------------------------------------------------------------------------------------------
ASSETS

Rental real estate, less accumulated depreciation (Notes 1 and 2)       $ 38,871,691       $ 45,778,403
Cash and cash equivalents                                                  1,248,335          1,874,880
Deferred rent                                                                596,254            569,442
Accounts receivable                                                          307,176            362,714
Loan origination fees, net of accumulated amortization of $134,343
  and $116,257                                                               198,054            230,471
Other assets                                                                   8,240             48,590
-------------------------------------------------------------------------------------------------------

Total assets                                                            $ 41,229,750       $ 48,864,500
-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
  Accounts payable                                                      $      5,028       $        728
  Due to related party (Note 4g)                                              72,267             87,166
  Security deposits and prepaid rent                                         319,861            484,854
  Other liabilities                                                          267,033            201,733
  Notes payable (Notes 5)                                                 20,263,273         24,616,551
-------------------------------------------------------------------------------------------------------

Total liabilities                                                         20,927,462         25,391,032

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY
  Common stock $.01 par value; 5,000,000 shares authorized;
    2,927,967 shares issued and outstanding                                   29,280             29,280
  Additional paid-in capital                                              26,977,370         26,738,963
  Dividends in excess of retained earnings (Note 7)                       (6,704,362)        (3,294,775)
-------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                20,302,288         23,473,468
-------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                              $41,229,7500       $ 48,864,500
-------------------------------------------------------------------------------------------------------



     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                              STATEMENTS OF INCOME


Years ended December 31,                      2000            1999            1998
-------------------------------------------------------------------------------------
REVENUES
  Rental (Notes 1, 2 and 3)                $4,874,699      $5,289,294      $3,577,116
  Gain on sale of property (Note 1)         2,154,727               -               -
  Interest                                    103,210         108,369         226,768
-------------------------------------------------------------------------------------

                                            7,132,636       5,397,663       3,803,884
-------------------------------------------------------------------------------------

COST AND EXPENSES
  Interest expense (Note 9)                 1,797,071       1,798,544       1,141,980
  General and administrative (Note 4)         492,509       1,265,393         827,679
  Depreciation and amortization               762,455         718,499         638,529
  Operating (Note 4)                          572,982         544,557         432,088
    Impairment loss (Note 1)                  300,000               -               -
-------------------------------------------------------------------------------------

                                            3,925,017       4,326,993       3,040,276
-------------------------------------------------------------------------------------

NET INCOME                                 $3,207,619      $1,070,670      $  763,608
-------------------------------------------------------------------------------------

NET INCOME PER SHARE (Note 7)              $     1.10      $      .37      $      .29
-------------------------------------------------------------------------------------


     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                                                      Dividends
                                                                                                      in Excess
                                                      Common Stock                 Additional            of
                                              ---------------------------           Paid-In           Retained
                                               Shares               Amount          Capital            Earnings            Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1998                      2,163,561             21,635         19,313,678         (1,482,350)        17,852,963

  Issuance of stock for cash, net of
    costs and sales commissions of $683,323     784,879              7,850          6,912,362                  -          6,920,212
  Treasury stock                                (15,678)              (157)                 -                  -               (157)
  Net income for the year                             -                  -                  -            763,608            763,608
  Equity contribution by Affiliates
    through expense reimbursements
    (Note 4(f)                                        -                  -            269,691                  -            269,691
  Dividends declared ($.667 per share)
    (Note 7)                                          -                  -                  -         (1,772,037)        (1,772,037)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                    2,932,762             29,328         26,495,731         (2,490,779)        24,034,280

  Treasury stock                                 (4,795)               (48)           (47,764)                 -            (47,812)
  Net income for the year                             -                  -                  -          1,070,670          1,070,670
  Equity contribution by affiliates
    through expense reimbursements
    (Note 4(f))                                       -                  -            290,996                  -            290,996
    Dividends declared ($.64 per share)
      (Note 7)                                        -                  -                  -         (1,874,666)        (1,874,666)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                    2,927,967       $     29,280       $ 26,738,963       $ (3,294,775)      $ 23,473,468

  Net income for the year                             -                  -                  -          3,207,619          3,207,619
  Equity contribution by affiliates
    through expense reimbursements
    (Note 4(f))                                       -                  -            238,407                  -            238,407
  Dividends declared ($2.26 per share)
    (Note 7)                                          -                  -                  -         (6,617,206)        (6,617,206)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                    2,927,967       $     29,280       $ 26,977,370       $ (6,704,362)      $ 20,302,288
-----------------------------------------------------------------------------------------------------------------------------------


     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                             STATEMENTS OF CASH FLOW
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Years ended December 31,                                       2000               1999               1998
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                $  3,207,619       $  1,070,670       $    763,608
 Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation expense                                          762,455            718,499            638,529
  Impairment loss                                               300,000                  -                  -
  Interest expense due to amortization of loan
    origination fees                                             32,417             30,842             19,479
  Gain on sale of property                                   (2,154,727)                 -                  -
  Equity contribution by Affiliates through expense
      reimbursements                                            238,407            290,996            269,691
 Increase (decrease) from changes in operating assets and
    liabilities:
  Deferred rent                                                 (47,712)          (142,564)          (138,467)
  Accounts receivable                                            55,538           (362,714)                 -
  Other assets                                                   10,132             97,317           (106,956
  Accounts payable                                                4,300            (33,814)           (95,534
  Due to related party                                          (14,899)            30,817           (130,919
  Security deposits and prepaid rent                           (113,993)           160,813            (42,880
  Other liabilities                                              65,300             81,941             12,763
-------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                     2,344,837          1,942,803          1,189,314
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of rental real estate                                     -        (10,625,918)        (9,186,901)
  Proceeds from sale of rental real estate                    7,999,102                  -                  -
-------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities           7,999,102        (10,625,918)        (9,186,901)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net                         -                  -          6,920,212
  Repurchase of treasury stock                                        -            (47,812)              (157
  Dividends                                                  (6,617,206)        (1,874,666)        (1,772,037)
  Proceeds from notes payable                                         -          8,339,590          5,775,000
  Payments on notes payable                                  (4,353,278)          (409,707)          (283,164)
  (Increase) in loan origination fees                                 -            (43,997)          (147,537
-------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities         (10,970,484)         5,963,408         10,492,317
-------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (626,545)        (2,719,707)         2,494,730

CASH AND CASH EQUIVALENTS, beginning of year                  1,874,880          4,594,587          2,099,857
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                     $  1,248,335       $  1,874,880       $  4,594,587
-------------------------------------------------------------------------------------------------------------


     See accompanying summary of accounting policies and notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS

West Coast Realty Investors, Inc. (the "Company") is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Service Code. The Company has complied with all requirements imposed on REIT's for the 2000, 1999 and 1998 tax years; however qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail or commercial properties located primarily in California and the west coast of the United States. The Company acquires property for cash or on a moderately leveraged basis with aggregate mortgage indebtedness not to exceed fifty percent of the purchase price of all properties on a combined basis, or eighty percent individually and intends to own and operate such properties for investment over an anticipated holding period of five to ten years.

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

ACQUISITION COSTS

The Company expenses internal acquisition costs in accordance with Emerging Issues Task Force 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions". Acquisition costs are paid to an affiliate, West Coast Realty Advisors, ("WCRA") who incurs such internal acquisition costs.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income for each of the years ended December 31, 2000, 1999 and 1998.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company will adopt the requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133", and supplemented by implementation guidance issued by FASB's Derivative Implementation Group. SFAS No. 133 requires, among other things, that all derivatives be recognized as either assets or liabilities and measured at estimated fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the estimated fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. Implementation of SFAS No. 133, as amended, is not expected to have a material impact on the Company's financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--RENTAL PROPERTIES

The Company owns the following income-producing properties:


                                                                     Original
                                                                    Acquisition
Location (Property Name)                      Date Purchased           Cost
------------------------------------------------------------------------------
Huntington Beach, California (Blockbuster)   February 26, 1991      $1,676,210
Fresno, California                           May 14, 1993            1,414,893
Riverside, California                        November 29, 1994       3,655,500
Tustin, California (Safeguard)               May 22, 1995            4,862,094
Sacramento, California (Java City)           August 2, 1996          1,828,500
Irvine, California (Tycom)                   January 17, 1997        4,907,440
Roseville, California                        October 31, 1997        1,976,484
Corona, California                           December 31, 1997       1,904,452
Sacramento, California (Laufen Tile)         January 15, 1998        2,141,200
Chino, California (Daedo American)           April 19, 1998          1,859,338
Vacaville, California                        May 20, 1998            2,735,308
Cerritos, California                         December 23, 1998       2,314,569
Ontario, California                          January 12, 1999        4,614,964
Folsom, California                           May 1, 1999             6,010,956


The major categories of property are:

December 31,                          2000             1999
---------------------------------------------------------------
Land                               $13,658,414      $16,318,835
Buildings and improvements          27,943,494       31,959,668
---------------------------------------------------------------

                                    41,601,908       48,278,503
Less accumulated depreciation        2,730,217        2,500,100
---------------------------------------------------------------

Net rental properties              $38,871,691      $45,778,403
---------------------------------------------------------------


A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

        Two tenants accounted for 13% and 11%, respectively, in 2000 Three tenants accounted for 13%, 10% and 10%, respectively, in 1999 Three tenants accounted for 18%, 14% and 12%, respectively, in 1998;

During the quarter ended December 31, 2000, the Company determined that the total expected future cash flows from operations and ultimate disposition of the Fresno property was less than the carrying value of the property, due to overbuilding of commercial properties in the Fresno area. Therefore the property was deemed to be impaired. As a result, an impairment loss of $300,000 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value. Fair value was determined based on a recent appraisal.

On April 12, 2000 the tenant of the Opto-22 property executed its right to purchase the property. The property sold for $3,675,000 resulting in a gain of $999,150. Proceeds from the sale were distributed on May 31, 2000 to shareholders of record as of May 23, 2000. On June 30, 2000 the Fremont property was

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS

sold to an unaffiliated buyer for $4,850,000 resulting in a gain of $1,155,578. Proceeds from the sale were included in the regular quarterly dividend distributed on July 14, 2000 to shareholders of record as of June 30, 2000.

NOTE 2--UNAUDITED PROFORMA INFORMATION

The following unaudited pro forma information is presented to illustrate the effect of the two properties acquired during 1999 and 1998, as discussed above, as if the acquisitions occurred on January 1st of each year presented. There were no acquisitions during 2000. The unaudited pro forma information is not necessarily indicative of the results that would have been obtained had the properties been acquired earlier, nor are they intended to be indicative of future results.


Pro formas for the years ended
December 31,                            1999            1998
---------------------------------------------------------------
Revenues:
  Rental income                      $5,615,766      $4,556,016
---------------------------------------------------------------

                                      5,615,766       4,556,016
---------------------------------------------------------------

Costs and expenses:
  Interest                            1,952,588       1,672,207
  General and administrative          1,242,449         827,679
  Operating                             554,351         467,455
  Depreciation and amortization         808,554         834,501
---------------------------------------------------------------

                                      4,557,943       3,801,842
---------------------------------------------------------------

Net income                           $1,057,823      $  754,174
---------------------------------------------------------------

Net income per share                 $      .36      $      .20
---------------------------------------------------------------


NOTE 3--FUTURE MINIMUM RENTAL INCOME

As of December 31, 2000, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:


Years ending December 31,                                Amount
-----------------------------------------------------------------
     2001                                             $ 4,143,447
     2002                                               3,527,590
     2003                                               2,919,237
     2004                                               2,756,128
     2005                                               2,657,351
     Thereafter                                         4,259,520
-----------------------------------------------------------------


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

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At December 31, 2000, the Advisor owned 22,556 shares of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

The following related party transactions are included in the statement of income

        (a) In accordance with the advisory agreement, syndication fees earned by the Advisor totaled $0, $0, and $225,176 in 2000, 1999 and 1998.

        (b) Overhead expenses reimbursed to the Advisor totaled $24,000 each year for 2000, 1999 and 1998.

        (c) Sales commissions paid in accordance with the selling agreement to ASC totaled $0, $0, and $458,147 for 2000, 1999 and 1998.

        (d) Fees related to the purchase, sale or refinancing of real estate totaled $255,750, $682,414 and $639,398 in 2000, 1999 and 1998 (Note 1).
        These fees are split, in accordance with the advisory agreement, between the Advisor and an affiliate.

        (e) Property management fees earned by WCRM totaled $185,722, $200,702 and $125,563 in 2000, 1999 and 1998.

        (f) Advisory fees earned by WCRA totaled $238,407, $290,996, and $269,691 in 2000, 1999 and 1998. WCRA waived collection of $238,407,
        $290,996, and $269,691 in 2000, 1999 and 1998, respectively, of these fees which are included in additional paid-in capital.

        (g) The Corporation had related party accounts payable as follows:


December 31,                       2000         1999
------------------------------------------------------
Associated Securities Corp.       $22,500      $22,723
West Coast Realty Management       43,767       58,443
West Coast Realty Advisors          6,000        6,000
------------------------------------------------------
                                  $72,267      $87,166
------------------------------------------------------

NOTE 5--NOTES PAYABLE

Notes payable consist of the following:


December 31,                                                         2000            1999
--------------------------------------------------------------------------------------------
8.25% promissory note secured by a Deed of Trust on the
  Blockbuster property, interest rate adjusts to the
  5-year Treasury rate plus 350 basis points on
  February 1, 1999, monthly principal and interest
  payments are $4,934, due February 1, 2004                       $  511,291      $  527,580

8.25% promissory note secured by a Deed of Trust on the
  Fresno Property, monthly principal and interest payments
  are $5,244 due August 1, 2003                                      579,083         590,029

Variable rate promissory note secured by a Deed of Trust
  on the OPTO-22 property, interest rate adjustments are
  monthly and are based on the 11th District cost of funds
  rate plus 3% (7.66% at December 31, 1999), and may never
  go below 6.5% or above 11.0%, monthly principal and
  interest payments are $12,794, due October 1, 2003
  (Paid-off April 12, 2000)                                                -       1,641,227

8.25% promissory note secured by a Deed of Trust on the
  Riverside property, monthly principal and interest
  payments are $9,116, due November 8, 2004                        1,129,406       1,143,447

9.625% promissory note secured by a Deed of Trust on the
  Safeguard property, monthly principal and interest
  payments are $24,190, due February 1, 2005                       1,753,440       1,868,858

8.24% promissory note secured by a Deed of Trust on the
  Fremont property, interest rate equaled the 20-year
  Treasury rate plus 1.65% at loan closing, monthly
  principal and interest payments are currently $18,898,
  due August 1, 2015 (Paid-off June 30, 2000)                              -       1,977,469

10% promissory note secured by a Deed of Trust on the Java
  City property, monthly principal and interest payments
  are $3,413, due November 1, 2001 (Paid-off  June 30, 2000)               -         312,318

8% promissory note secured by a Deed of Trust on the Java
  City property, monthly principal and interest payments
  are $3,126, due June 1, 2018                                       350,053         358,931

Variable rate promissory note secured by a Deed of Trust
  on the Tycom property, interest rate margin is 1.9% over
  the 3 month LIBOR with right of conversion after the
  first year (7.23% at December 31, 1999), monthly
  payments of principal and interest are $16,693,
  dueAugust 1, 2007                                                2,189,455       2,229,873

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5--NOTES PAYABLE (CONTINUED)


December 31,                                                       2000            1999
------------------------------------------------------------------------------------------
8.33% promissory note secured by a Deed of Trust on the
  Roseville property, monthly principal and interest
  payments are $11,510 due July 1, 2008                         $1,405,518      $1,425,641

7.375% promissory note secured by a Deed of Trust on the
  Corona property, monthly principal and interest payments
  are $7,309 due June 1, 2011 (rate is adjustable on the
  fourth and eighth anniversary years of the loan, to the
  weekly average of the five-year Treasury Note yield for
  the seventh week prior to the Adjustment Date plus 195
  basis points, but no less than the existing rate)                961,809         977,933

7.375% promissory note secured by a Deed of Trust on the
  Horn Road property, monthly principal and interest
  payments are $7,309, due June 1, 2011 (rate is
  adjustable on the fourth and eighth anniversary years of
  the loan, to the weekly average of the five-year
  Treasury Note yield for the seventh week prior to the
  Adjustment Date plus 195 basis points, but no less than
  the existing rate)                                               961,810         977,933

7.5% promissory note secured by a Deed of Trust on the
  Chino property, monthly principal and interest payments
  are $6,836, due October 1, 2010 (rate is adjustable on
  the fourth and eighth anniversary years of the loan, to
  the weekly average of the five-year Treasury Note yield
  for the seventh week prior to the Adjustment Date plus
  200 basis points, but no less than the existing rate)            895,323         909,618

7.5% promissory note secured by a Deed of Trust on the
  Vacaville property, monthly principal and interest
  payments are $10,346, due October 1, 2010 (rate is
  adjustable on the fourth and eighth anniversary years of
  the loan, to the weekly average of the five-year
  Treasury Note yield for the seventh week prior to the
  Adjustment Date plus 200 basis points, but no less than
  the existing rate)                                             1,355,094       1,376,725

7.5% promissory note secured by a deed of trust on the
  Cerritos  property, monthly principal and interest
  payments are $9,238, due April 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five year Treasury Note yield
  for the seventh week prior to the Adjustment  Date plus
  275 basis points, but no less than the existing rate)          1,219,732       1,238,343

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5--NOTES PAYABLE (CONTINUED)


December 31,                                                           2000            1999
-----------------------------------------------------------------------------------------------
7.5% promissory note secured by a deed of trust on the
 Ontario property, monthly principal and interest payments
 are $22,390, due March 1, 2004                                    $ 2,927,989      $ 2,971,576

1.75% plus LIBOR rate (8.37% at December 31, 2000)
 promissory note secured by a deed of trust of the Folsom
 property, monthly principal is $5,640 and interest
 calculated on the outstanding balance, due September 1, 2001        4,023,270        4,089,050
-----------------------------------------------------------------------------------------------
                                                                   $20,263,273      $24,616,551
-----------------------------------------------------------------------------------------------


The aggregate fair value of the notes is approximately $20,011,919 and $24,750,000 for 2000 and 1999 respectively, based on current lending rates which are the approximate industry lending rates on these type of properties and these locations.

The aggregate annual future maturities at December 31, 2000 are as follows:


Years ending December 31,                                   Amount
---------------------------------------------------------------------
      2001                                               $  4,414,035
      2002                                                    426,085
      2003                                                    992,466
      2004                                                  4,686,259
      2005                                                  1,391,195
      Thereafter                                            8,353,233
---------------------------------------------------------------------
      Total                                              $ 20,263,273
---------------------------------------------------------------------


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

Net Income Per Share was computed using the weighted average number of outstanding shares of 2,927,967, 2,929,442 and 2,640,041 for 2000, 1999 and
1998.

Dividends declared during 2000 were as follows:


                               OUTSTANDING           AMOUNT      TOTAL
RECORD DATE                      SHARES             PER SHARE   DIVIDEND
-------------------------------------------------------------------------
December 31, 1999               2,927,967          $ .060      $  175,678
March 31, 2000                  2,927,967            .175         512,394
May 23, 2000                    2,927,967            .650       1,903,179
June 30, 2000                   2,927,967           1.075       3,147,565
October 1, 2000                 2,927,967            .150         439,195
December 28, 2000               2,927,967            .150         439,195
                                                               ----------
Total                                                          $6,617,206
                                                               ----------


Dividends declared during 1999 were as follows:


                               OUTSTANDING           AMOUNT      TOTAL
RECORD DATE                      SHARES             PER SHARE   DIVIDEND
-------------------------------------------------------------------------
March 1, 1999                   2,932,762          $ .160      $  469,242
June 1, 1999                    2,927,967            .160         468,475
September 1, 1999               2,927,967            .160         468,475
December 1, 1999                2,927,967            .160         468,475
                                                               ----------
Total                                                          $1,874,666
                                                               ----------

Dividends declared during 1998 were as follows:


                               OUTSTANDING           AMOUNT      TOTAL
RECORD DATE                      SHARES             PER SHARE   DIVIDEND
-------------------------------------------------------------------------

January 1, 1998                 2,149,404      $   0.0666      $  143,150
February 1, 1998                2,345,825          0.0666         156,232
March 1, 1998                   2,345,825          0.0666         156,232
April 1, 1998                   2,345,825          0.0558         130,898
May 1, 1998                     2,590,131          0.0558         144,529
June 1, 1998                    2,888,319          0.0558         161,168
September 30, 1998              2,932,762          0.1500         439,914
December 15, 1998               2,932,762          0.1500         439,914
                                                               ----------
Total                                                          $1,772,037
                                                               ----------

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


December 31,                         2000            1999            1998
----------------------------------------------------------------------------
Taxable ordinary income           $    0.520      $    0.366      $    0.289
Taxable capital gains                  0.740               -               -
Nontaxable return of capital           1.000           0.274           0.382
----------------------------------------------------------------------------
                                  $    2.260      $    0.640      $    0.671
----------------------------------------------------------------------------


NOTE 8--TAXES ON INCOME

For the taxable years 2000, 1999, and 1998 the Company elected to be treated as a REIT on the filings of the 2000, 1999, and 1998 tax returns, and will elect the same for 2001.

NOTE 9--STATEMENT OF CASH FLOWS

Cash paid for interest during the year ended December 31, 2000, 1999 and 1998 was $1,792,237, $1,748,271 and $1,088,909.

The Company had a noncash financing activity related to unpaid equity contributed by an affiliate through expense reimbursement of $238,407, $290,996 and $269,691 for 2000, 1999 and 1998.

NOTE 10--LITIGATION

The Company is a defendant in a lawsuit entitled John Lonberg & Ruthee Goldkorn
v. Sanborn Theaters, Inc. A California Corporation Doing Business as Market lace Cinema; So-Cal Cinema, Inc., a California Corporation; and Salts-Troutman-Kaneshiro, Inc., West Coast Realty Investors, Inc., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema located in Riverside, California. The theater is owned by the Company and leased to and operated by Sanborn Theaters. Plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. Plaintiffs demand statutory damages, damages for emotional distress, a "lodestar" multiplier, attorneys' fees, and punitive damages. Plaintiffs have not quantified their damages, however, it is expected that Plaintiffs claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. Management cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. The Company believes it has complied with all applicable provisions of law and intends to vigorously defend the allegations contained in the lawsuit. The Company believes that the lawsuit will not have a material impact on the Company's continuing operations or overall financial condition.

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

The officers and directors of the Company and the Advisor are as follows:


            NAME                            WCRI                           ADVISOR
            ----                            ----                           -------
   W. Thomas Maudlin, Jr.        Director, President, & CEO           Director, President
      Neal E. Nakagiri                       N/A                           Director
       John R. Lindsey         Vice President, Treasurer & CFO    Vice President, Treasurer
        Shirley Coria                     Secretary                       Secretary
        George Young                      Director                           N/A
        Steve Bridges                     Director                           N/A
      James W. Coulter                    Director                           N/A
       James E. Prock                     Director                           N/A


The biographies for the above individuals are noted below:

        W. THOMAS MAUDLIN, JR. (Born 1936) is a Director and President of West Coast Realty Advisors, Inc. ("WCRA") and West Coast Realty Investors, Inc. ("WCRI). Mr. Maudlin has been active in the real estate area for over 30 years, serving as co-developer of high-rise office buildings and condominiums. He has structured transactions for syndicators in apartment housing, including sale leasebacks, all-inclusive trust deeds, buying and restructuring transactions to suit a particular buyer, and as a buyer acting as a principal. Mr. Maudlin was co-developer of the Gateway Los Angeles office building, a 165,000 square foot, fourteen-story office building located in West Los Angeles. From 1980 to 1985, in partnership with the Muller Company, he developed eleven acres in San Bernardino which included a 42,000 square-foot office building, a six-plex movie theater and two restaurants. From 1980 to 1985, Mr. Maudlin was involved in building a 134-unit condominium development in San Bernardino, California, a shopping center, and a restaurant in Ventura. He is a graduate of the University of Southern California.

        NEAL NAKAGIRI (Born 1954) serves as a Director of West Coast Realty Advisors, Inc. Mr. Nakagiri is also President and General Counsel of Associated Financial Group, Inc., the parent company of the General Partner. He is also President for two other subsidiaries, Associated Securities Corp. and Associated Planners Investment Advisory, Inc. He joined the "Associated" group of companies in March 1985. He was Vice President of Compliance with Morgan, Olmstead, Kennedy & Gardner from 1984 to 1985, First Vice President and Director of Compliance with Jefferies and Co., Inc. from 1981 to 1984, Vice President and Director of Compliance at W & D Securities, Inc. from 1980 to 1983, and an

Investigator with the National Association of Securities Dealers, Inc. from 1976 to 1980. He has a B.A. degree in Economics from UCLA (1976) and a J.D. from Loyola Law School of Los Angeles (1991). He is a member of the California Bar and the Compliance and Legal Division of the Securities Industry Association.

        JOHN R. LINDSEY, (Born 1946) serves as Vice President/Treasurer of West Coast Realty Advisors, Inc. and West Coast Realty Investors, Inc. He is responsible for all facets of financial management of the Associated Financial Group, Inc. Previously, Mr. Lindsey was a consultant specializing in financial services, worked for a large financial institution and performed audits and consulting assignments for Price Waterhouse Coopers. He is a Certified Public Accountant and a member of the California Society of CPAs and the American Institute of CPAs. He received a BS in Business Administration and Accounting from the University of Southern California in 1968.

        SHIRLEY J. CORIA, (Born 1956) serves as Secretary of West Coast Realty Advisors, Inc. and West Coast Realty Investors, Inc. Ms. Coria is also Senior Vice President of Human Resources & Corporate Secretary of Associated Financial Group, Inc. Ms. Coria is responsible for all facets of Human Resources (both internally and for all affiliated branch offices). She oversees all aspects of securities, insurance and investment advisory licensing and registration for those reps affiliated with Associated Securities Corp. and Associated Planners Investment Advisory, Inc. Ms. Coria holds a Bachelors of Arts degree in Social Work from California State University at Los Angeles as well as certification in Human Resource Management from UCLA. She also holds a Masters of Science degree in Human Resources Design from Claremont Graduate University.

        GEORGE YOUNG (Born 1937) serves as a Director of West Coast Realty Investors, Inc. Since 1972 Mr. Young has been president of his own company, now named Internet Link Corporation. The firm specializes in integrating Internet and Intranet communications into the productive life of enterprises. They host and develop sites on the World Wide Web; integrate e-mail and interactive data retrieval applications; and provide content management and consulting services. Internet Link Corporation is affiliated with Netscape Communications, Pacific Bell Internet Services and InterNex Information Services. Mr. Young is a graduate of the University of Southern California.

        STEVE BRIDGES (Born 1951) serves as a Director of West Coast Realty Investors, Inc. Mr. Bridges has served as Executive Vice President of Pacific Building Industries, a general building contractor, from January 1995 to present. From July 1986 to January 1995, Mr. Bridges served as Executive Vice President of Pathfinder Mortgage, a mortgage brokerage firm, and was responsible for loan production and financing of construction loans. From July 1984 to July 1986, Mr. Bridges was the President of The Muller Company, a real estate development company, and was responsible for the management of that company, developing, financing, and joint venture relationships, the development of 800,000 square feet of industrial and commercial real estate, and partnership management. Mr. Bridges is a graduate of the University of Southern California.

        JAMES W. COULTER (Born 1938) serves as a Director of West Coast Realty Investors, Inc. Mr. Coulter has been a principal in Coulter & Company, a firm which provides brokerage services and invests in real property with an emphasis in retail, industrial and office properties, since 1988. From 1981 to 1988 Mr. Coulter was a Vice President of the investment division of Bishop-Hawk, Inc., a firm which specializes in commercial real estate. He started the investment division in Sacramento. Prior to 1981, Mr. Coulter was involved in real estate investments, property management and development, and served as an officer of a real estate investment trusts. Mr. Coulter is a graduate of and has a Masters of Business Administration degree from the University of Southern California.

        JAMES E. PROCK (Born 1935) serves as a Director of West Coast Realty Investors, Inc. Mr Prock has been President of West Coast Realty Management, Inc., a subsidiary of Associated Financial Group, Inc., since December 1991. From 1981 until he joined Associated, Mr. Prock was President of Keystate Properties, Inc., a real estate consulting and brokerage firm providing acquisition, development and disposition management services to owners of improved and unimproved properties. His career has included executive positions in the real estate and construction industries where he managed the nationwide real estate program of International Industries, Inc. (IHOP Corp.) and directed the construction of West Coast facilities for Gulf Oil Corporation. He also managed commercial and large-scale residential real estate development operations for several joint ventures (whose partners included Lear Siegler, Atlantic Richfield Company, The Boston Company, and Lehman Brothers) as well as for Newport National Corporation and the Bergheer Company. Mr. Prock has a BE in Civil Engineering degree and an MBA from the University of Southern California.

        Maudlin, Coulter, Young and Bridges have served in their positions with the Company since inception. Nakagiri was named Secretary of the Company in June 1996, replacing Mr. William T. Haas, who retired from the Company.

ITEM 11. EXECUTIVE COMPENSATION

        During 2000, the Registrant paid no direct or indirect compensation to the Company's officers.

        The Registrant has no annuity, pension or retirement plans, or existing plan or arrangement pursuant to which compensatory payments are proposed to be made in the future to directors or officers.

        The Company's Independent Directors are entitled to receive up to $500 for each meeting they attend or $100 per meeting via telephone. During 2000, a total of $3,600 was paid to the Company's Independent Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As disclosed in the Prospectus, the Advisor made a commitment to the Company to purchase an amount of Shares, at the public offering price of $10 per share, which in aggregate is equal to the lesser of 10% of the adjusted net worth of the Company, upon completion of the initial offering, or $200,000. As of December 31, 2000, the Advisor had purchased $225,561 worth of shares, or approximately 1% of the adjusted net worth.

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

        Other transactions involving the Registrant, the Advisor, and its affiliates are summarized below:

        1. As compensation for its services rendered in evaluation and selection of properties to the Company, the Advisor or Descolin Incorporated ("Descolin"), an affiliate of the Advisor, are entitled to an acquisition fee that shall not exceed 6% of gross proceeds allocated towards the purchase of any property. As compensation for its services rendered for selling the Company's properties, the Advisor or Descolin Incorporated, are entitled to a disposition fee that shall not exceed 3% of the gross sales of the property. Descolin is wholly-owned by W. Thomas Maudlin, Jr., the Company's president. During the year ended December 31, 2000, the Company paid the Advisor and/or Descolin $255,750 related to the sale of real estate. During the years ended December 31, 1999 and 1998, the Company paid the Advisor and/or Descolin $682,414 and $639,398 respectively, related to the purchase of real estate.

        2. The majority of the common stock was sold by representatives of Associated Securities Corp. ("ASC"), an affiliate of the Advisor. During the year ended December 31, 1998, commissions paid to ASC for the sale of these shares totaled $458,147 and are included in additional paid-in capital on the Company's balance sheet.

        3. For property management services, the Advisor engaged West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor. During the year ended December 31, 2000, the Company incurred $185,722 of property management fees.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

       The following financial statements of West Coast Realty
       Investors, Inc, are included in PART II, ITEM 8:

                                                                          PAGE
       Report of Independent Certified Public Accountants ...................22

       Balance Sheets - December 31, 2000 and 1999 ..........................23

       Statements of Income for the years ended
            December 31, 2000, 1999 and 1998 ................................24

       Statements of Partners' Equity for the years ended
            December 31, 2000, 1999 and 1998.................................25

       Statements of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998.................................26

       Summary of Accounting Policies ....................................27-28

       Notes to Financial Statements .....................................29-36

    2. FINANCIAL STATEMENT SCHEDULES

       Schedule III--Real Estate and Accumulated Depreciation ............43-44

       Schedule IV--Mortgage Loans and Real Estate........................45-46

       All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.


(b) REPORTS ON FORM 8-K

    NONE

(c) EXHIBITS

    NONE

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION        DECEMBER 31, 2000

INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS



                                                                               Gross Amount at which
                                                    Initial Cost             Carried at Close of Period
                                             --------------------------      --------------------------
                                                           Building and                     Building and
Description                 Encumbrances       Land        Improvements        Land         Improvements
--------------------------------------------------------------------------------------------------------
Retail Building,
   Huntington Beach, CA      $  511,291      $1,005,965      $  670,245      $1,005,965      $  670,245

Retail Bldg., Shopping
   Center, Fresno, CA           579,083         553,648         861,245         253,648         861,245

Entertainment Center,
   Riverside, CA              1,129,406         768,667       2,886,833         768,667       2,886,833

Office Building,
   Tustin, CA                 1,753,440       1,089,796       3,772,298       1,089,796       3,772,298

Light Industrial
   Bldg., Sacramento, CA              -         489,182         609,398         489,182         609,398

Light Industrial
   Bldg., Sacramento, CA        350,053         325,024         404,896         325,024         404,896

Light Industrial
   Bldg., Irvine, CA          2,189,455       1,570,000       3,337,440       1,570,000       3,337,440

Restaurant Facility,
   Roseville, CA              1,405,518         594,025       1,382,459         594,025       1,382,459

Light Industrial
   Bldg., Corona, CA            961,809         703,142       1,201,310         703,142       1,201,310

Light Industrial Bldg
Sacramento, CA                  961,810       1,068,000       1,073,200       1,068,000       1,073,200

Light Industrial Bldg
Chino, CA                       895,323         714,245       1,145,093         714,245       1,145,093

Light Industrial Bldg
Vacaville, CA                 1,355,094         330,000       2,405,308         330,000       2,405,308

Light Industrial Bldg
Cerritos, CA                  1,219,732       1,004,015       1,310,554       1,004,015       1,310,554
-------------------------------------------------------------------------------------------------------

                                                                                  Life (Years)
                                                                                    on which
                                                                                  Depreciation
                                                              Year                is Computed
                               Total         Accumulated   Construction  Date     Building and
Description                     Cost         Depreciation   Completed   Acquired  Improvements
----------------------------------------------------------------------------------------------
Retail Building,
   Huntington Beach, CA       $1,676,210      $  210,128      1991       2/91       31.5

Retail Bldg., Shopping
   Center, Fresno, CA          1,114,893         168,384      1993       5/93       39.0

Entertainment Center,
   Riverside, CA               3,655,500         450,290      1994      11/94       39.0

Office Building,
   Tustin, CA                  4,862,094         540,033      1986       5/95       39.0

Light Industrial
   Bldg., Sacramento, CA       1,098,580          68,368      1988       8/96       39.0

Light Industrial
   Bldg., Sacramento, CA         729,920          45,423      1988       8/96       39.0

Light Industrial
   Bldg., Irvine, CA           4,907,440         436,618      1978       1/97       39.0

Restaurant Facility,
   Roseville, CA               1,976,484         107,057      1997      10/97       39.0

Light Industrial
   Bldg., Corona, CA           1,904,452          92,406      1988      12/97       39.0

Light Industrial Bldg
Sacramento, CA                 2,141,200          68,792      1976       1/98       39.0

Light Industrial Bldg
Chino, CA                      1,859,338          73,401      1989       4/98       39.0

Light Industrial Bldg
Vacaville, CA                  2,735,308         154,181      1996       5.98       39.0

Light Industrial Bldg
Cerritos, CA                   2,314,569          50,404      1980      12/98       39.0
----------------------------------------------------------------------------------------------

                                                               DECEMBER 31, 2000



                                                                             Gross Amount at which
                                                    Initial Cost          Carried at Close of Period
                                              ----------------------------     ----------------------------
                                                              Building and                     Building and
Description                  Encumbrances        Land         Improvements         Land        Improvements
-----------------------------------------------------------------------------------------------------------
Light Industrial Bldg
Ontario, CA                   2,927,989        2,636,728        1,978,236        2,636,728        1,978,236

Light Industrial Bldg
Folsom, CA                    4,023,270        1,105,977        4,904,979        1,105,977        4,904,979
-----------------------------------------------------------------------------------------------------------

Total                       $20,263,273      $13,958,414      $27,943,494      $13,658,414      $27,943,494
-----------------------------------------------------------------------------------------------------------

                                                                                  Life (Years)
                                                                                    on which
                                                                                  Depreciation
                                                                                  is Computed
                                            Year                                  ------------
                            Total        Accumulated     Construction    Date     Building and
Description                  Cost        Depreciation      Completed    Acquired  Improvements
----------------------------------------------------------------------------------------------
Light Industrial Bldg
Ontario, CA                 4,614,964           76,083        1997        1/99         39.0

Light Industrial Bldg
Folsom, CA                  6,010,956          188,649        1984        5/99         39.0
----------------------------------------------------------------------------------------------

Total                     $41,601,908      $ 2,730,217
----------------------------------------------------------------------------------------------


A reconciliation of cost for                              A reconciliation of
the years ending                                          accumulated depreciation
December 31, 1998, 1999, and                              for the years ending
2000 follows:                                             December 31, 1998, 1999,
                                                          and 2000 follows:

Balance at January 31, 1998    $    28,465,682            Balance at January 31, 1998   $   1,143,070
1998 Additions                       9,186,901            1998 Depreciation                   638,529
                               ---------------                                          -------------

Balance at December 31, 1998        37,652,583            Balance at December 31, 1998      1,781,599
1999 Additions                      10,625,921            1999 Depreciation                   718,502
                               ---------------                                          -------------

Balance at December 31, 1999        48,278,504            Balance at December 31, 1999      2,500,101
2000 Dispositions                   (6,376,596)           2000 Depreciation                   762,452
2000 Impairment loss                  (300,000)           2000 Disposition                   (532,336)
                               ---------------                                          -------------

Balance at December 31, 2000  $     41,601,908            Balance at December 31, 2000  $   2,730,217
                               ---------------                                          -------------

SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE                   DECEMBER 31, 2000

INFORMATION REQUIRED BY RULE 12-29 IS AS FOLLOWS


                                        Final          Period                               Current  Delinquent
                         Interest     Maturity         Payment         Prior   Original     Carrying Principal/
Description                Rate         Date            Terms          Liens    Amount       Amount   Interest
---------------------------------------------------------------------------------------------------------------
Retail Building,           8.25%      2/1/2004      Equal Monthly       None  $  600,000   $  511,291     None
Huntington Beach,                                   Payments; 25
California                                              year
First Deed of Trust                                 Amortization,
                                                   Balloon Payment
                                                     due 2/2004

Retail Building            8.25%      8/1/2003      Equal Monthly       None     665,000      579,083     None
Fresno, CA                                            Payments;
First Deed of Trust                                Balloon Payment
                                                     due 8/2003

Entertainment Center,      8.25%     11/8/2004      Equal Monthly       None   1,200,000    1,129,406     None
Riverside, CA                                         Payments;
First Deed of Trust                                Amortized over
                                                     28 years, 3
                                                   months, Balloon
                                                     Payment due
                                                       11/2004

Office Building,          9.625%      2/1/2005      Equal Monthly       None   2,300,000    1,753,440     None
Tustin, CA                                          Payments; 15
First Deed of Trust                                     year
                                                    Amortization,
                                                   Balloon Payment
                                                     due 2/2005

Light Industrial Bldg.     8.000%     6/1/2018      Equal Monthly       None     405,000      350,053     None
Sacramento, CA                                       Payments; 25
First Deed of Trust                                     year
                                                    Amortization

Light Industrial Bldg.   Variable     8/1/2007        Variable          None   2,312,500    2,189,455     None
Irvine, CA                Current                      Monthly
First Deed of Trust                  7.23%          Payments; 25
                                                        year
                                                    Amortization,
                                                   Balloon Payment
                                                     due 8/2007

Restaurant Facility        8.33%      7/1/2008      Equal Monthly       None   1,450,000    1,405,518     None
Roseville, CA                                         Payments;
First Deed of Trust                                 Amortization
                                                   Over 25 Years,
                                                   Balloon Payment
                                                     due 7/2008

Light Industrial         Variable     6/1/2011      Final Monthly       None   1,000,000      961,809     None
Corona, CA                Current                     Payments;
First Deed of Trust       7.375%                   Balloon Payment
                                                     due 6/2011

Light Industrial         Variable    6/01/2011      Equal Monthly       None   1,000,000      961,810     None
Sacramento, CA            Current                     Payments;
First Deed of Trust       7.375%                   Balloon Payment
                                                     due 6/2011

SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE (CONTINUED)       DECEMBER 31, 2000

                                        Final          Period                               Current  Delinquent
                         Interest     Maturity         Payment         Prior   Original     Carrying Principal/
Description                Rate         Date            Terms          Liens    Amount       Amount   Interest
---------------------------------------------------------------------------------------------------------------
Light Industrial         Variable    10/1/2010      Equal Monthly       None     925,000      895,323     None
Chino, CA                 Current                     Payments;
First Deed of Trust       7.50%                    Balloon Payment
                                                     due 10/2010

Industrial Building      Variable    10/1/2010      Equal Monthly       None   1,400,000    1,355,094     None
Vacaville, CA             Current                     Payments;
First Deed of Trust       7.50%                    Balloon Payment
                                                     due 10/2010

Light Industrial         Variable     4/1/2011      Equal Monthly       None   1,250,000    1,219,732     None
Cerritos, CA              Current                     Payments;
First Deed of Trust       7.50%                     Amortization
                                                   Over 25 Years,
                                                   Balloon Payment
                                                     due 4/2011

Light Industrial          7.50%       3/1/2004      Equal Monthly       None   3,000,000    2,927,989     None
Ontario, CA                                           Payments;
First Deed of Trust                                Balloon Payment
                                                     due 3/2004

Light Industrial         Variable     9/1/2001     Equal Monthly;       None   4,125,870    4,023,270     None
Folsom, CA                Current                  Balloon Payment
First Deed of Trust       8.37%                      due 9/2001
---------------------------------------------------------------------------------------------------------------
                                                                             $21,633,370  $20,263,273
---------------------------------------------------------------------------------------------------------------


A reconciliation of mortgage loans payable for the years ended December 31, 1998, 1999 and 2000 follows:


Balance at January 1, 1998        $ 11,194,832
1998 Additions                       5,775,000
1998 Paydowns                         (283,164)
                                  ------------

Balance at December 31, 1998        16,686,668
1999 Additions                       8,339,590
1999 Paydowns                         (409,707)
                                  ------------

Balance at December 31, 1999        24,616,551
2000 Additions                               -
2000 Paydowns                       (4,353,278)
                                  ------------

Balance at December 31, 2000      $ 20,263,273
                                  ------------

                                   SIGNATURES


        Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   WEST COAST REALTY INVESTORS, INC.

                               /s/ W. Thomas Maudlin, Jr.
                    -------------------------------------------------
                                 W. THOMAS MAUDLIN, JR.
                      (Director, President and Principal Executive
                                         Officer


                                   /s/ James E. Prock
                    -------------------------------------------------
                                     JAMES E. PROCK
                                       (Director)


                                   /s/ John R. Lindsey
                    -------------------------------------------------
                                     JOHN R. LINDSEY
                               (Vice President/Treasurer,
                            Principal Financial Officer, and
                              Principal Accounting Officer)


                                    /s/ George Young
                    -------------------------------------------------
                                      GEORGE YOUNG
                                       (Director)



Date:  March 30, 2001