Form 10-Q
period 2001-03-31
WEST COAST REALTY INVESTORS INC
filed 2001-05-15
CIK 858346

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-24594


                        WEST COAST REALTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                         95-4246740
                  ---------                        -----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,927,967 SHARES OUTSTANDING AS OF MAY 14, 2001.

                        WEST COAST REALTY INVESTORS, INC.

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets -
        March 31, 2001 and December 31, 2000                                   3

        Statements of Stockholders' Equity -
        Three Months Ended March 31, 2001 and 2000                             4

        Statements of Income -
        Three Months Ended March 31, 2001 and 2000                             5

        Statements of Cash Flows -
        Three Months Ended March 31, 2001 and 2000                             6

        Summary of Accounting Policies                                       7-9

        Notes to Financial Statements                                      10-17

Item 2. Management's Discussion and Analysis of                            18-22
        Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 2. Exhibits and Reports on Form 8-K                                      24

PART 1.  FINANCIAL INFORMATION


                        WEST COAST REALTY INVESTORS, INC.
                                 BALANCE SHEETS


==========================================================================================
                                                        MARCH 31, 2001   December 31, 2000
                                                          (UNAUDITED)        (Audited)
------------------------------------------------------------------------------------------
ASSETS
Rental real estate, less accumulated
   depreciation (Note 1)                                 $ 38,691,550       $ 38,871,691
Cash and cash equivalents                                   1,967,314          1,248,335
Deferred rent                                                 607,222            596,254
Accounts receivable                                           350,618            307,176
Loan origination fees, net of accumulated
     Amortization of $115,612 and $134,343                    185,516            198,054
Other assets                                                      150              8,240
------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 41,802,370       $ 41,229,750
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable                                      $     76,020       $      5,028
   Due to related party (Note 2(d))                            83,414             72,267
   Dividends payable                                          439,195                 --
   Security deposits and prepaid rent                         419,495            319,861
   Other liabilities                                          234,738            267,033
   Notes payable (Note 3)                                  20,151,426         20,263,273
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                          21,404,288         20,927,462
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares authorized, 5,000,000
shares, issued and outstanding 2,927,967,  in
2001 and 2000                                                  29,280             29,280
Additional paid-in capital                                 27,033,888         26,977,370
Dividends in excess of retained earnings (Note 4)          (6,665,086)        (6,704,362)
------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 20,398,082         20,302,288
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 41,802,370       $ 41,229,750
==========================================================================================


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


                                                                                                 DIVIDENDS IN
                                                        COMMON STOCK            ADDITIONAL          EXCESS
                                                  ------------------------         PAID          OF RETAINED
                                                    SHARES         AMOUNT         CAPITAL          EARNINGS
                                                  ----------       -------      -----------      -----------
BALANCE AT DECEMBER 31, 2000                       2,927,967       $29,280      $26,977,370      $(6,704,362)

Equity  contribution  by Affiliates  through
expense reimbursements (Note 2(e))                        --            --           56,518               --

Net income                                                --            --               --          478,471

Dividends declared (Note 5 and 7)                         --            --               --         (439,195)
                                                   ---------       -------      -----------      -----------

BALANCE AT MARCH 31, 2001                          2,927,967       $29,280      $27,033,888      $(6,665,086)
                                                  ==========       =======      ===========      ===========


                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)


                                                                                                 DIVIDENDS IN
                                                        COMMON STOCK            ADDITIONAL          EXCESS
                                                  ------------------------         PAID          OF RETAINED
                                                    SHARES         AMOUNT         CAPITAL          EARNINGS
                                                  ----------       -------      -----------      -----------
BALANCE AT DECEMBER 31, 1999                       2,927,967       $29,280      $26,738,963      $(3,294,775)


Equity  contribution  by Affiliates  through
expense reimbursements (Note 2(e))                        --            --           73,224               --

Net income                                                --            --               --          292,709

Dividends declared (Note 4)                               --            --               --         (688,072)
                                                   ---------       -------      -----------      -----------

BALANCE AT MARCH 31, 2000                          2,927,967       $29,280      $26,812,187      $(3,690,138)
                                                  ==========       =======      ===========      ===========


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                              STATEMENTS OF INCOME


============================================================================
                                             THREE MONTHS      Three Months
                                                ENDED             Ended
                                            MARCH 31, 2001    March 31, 2000
                                              (UNAUDITED)       (Unaudited)
----------------------------------------------------------------------------
Revenues
  Rental (Notes 1)                            $ 1,171,652       $1,362,749
  Interest                                         17,403           24,847
----------------------------------------------------------------------------

Total Revenues                                  1,189,055        1,387,596
----------------------------------------------------------------------------
Costs and expenses
  Operating                                        66,284           88,822
  Property taxes                                   32,841           46,369
  Property management fees (Note 2 (c))            49,289           53,608
  Interest expense                                401,819          560,254
  General and administrative                      132,725          131,846
  Depreciation and amortization                   192,679          213,988
----------------------------------------------------------------------------

Total expenses                                    875,637        1,094,887
----------------------------------------------------------------------------

Net income from operations                        313,418          292,709
----------------------------------------------------------------------------

Insurance recovery from lawsuit (Note 6)          165,053               --
----------------------------------------------------------------------------

Net income                                    $   478,471       $  292,709
============================================================================

Net income per share (Note 4)                 $      0.16       $     0.10
============================================================================


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS


=================================================================================================
                                                                   THREE MONTHS      Three Months
                                                                  ENDED MARCH 31,   Ended March 31,
                                                                       2001              2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (UNAUDITED)       (Unaudited)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $   478,471       $   292,709
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation                                                       180,141           205,884
     Interest expense on amortization of loan origination fees           12,538             8,104
     Equity contribution by Affiliates through expense
          reimbursements                                                 56,518            73,224
Increase (decrease) from changes in:
     Deferred rent                                                      (10,968)          (18,900)
     Accounts receivable                                                (43,442)           18,842
     Other assets                                                         8,090             8,841
     Accounts payable                                                    70,992            25,714
     Due to related party                                                11,147           (20,059)
     Security deposits and prepaid rent                                  99,634           (29,373)
     Other liabilities                                                  (32,295)           12,202
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               830,826           577,188
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends declared and paid                                                  --          (175,678)
Payments on notes payable                                              (111,847)          (81,738)
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES                       (111,847)         (257,416)
-------------------------------------------------------------------------------------------------

NET INCREASE, IN CASH AND CASH EQUIVALENTS                              718,979           319,722

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,248,335         1,874,880
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 1,967,314       $ 2,194,652
=================================================================================================


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


PRESENTATION OF INTERIM INFORMATION

In the opinion of the Advisor of West Coast Realty Investors, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.


NET INCOME PER SHARE

Net income per share is calculated by dividing the net income by the weighted average number of shares outstanding for the period.


COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income for each of the three month periods ended March 31, 2001 and 2000.

                        WEST COAST REALTY INVESTORS, INC.
                         SUMMARY OF ACCOUNTING POLICIES



NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted the requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133", and supplemented by implementation guidance issued by FASB's Derivative Implementation Group. SFAS No. 133 requires, among other things, that all derivatives be recognized as either assets or liabilities and measured at estimated fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the estimated fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. Implementation of SFAS No. 133, as amended, did not have a material impact on the Company's financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                              AND DECEMBER 31, 2000

NOTE 1 - RENTAL PROPERTIES

The Company owns the following income-producing properties:


                                                                                   Original
                                                                                  Acquisition
 Location (Property Name)                                Date Purchased              Cost
 ---------------------------------------------------------------------------------------------
 Huntington Beach, California (Blockbuster)        February 26, 1991             $ 1,676,210
 Fresno, California                                May 14, 1993                    1,414,893
 Riverside, California                             November 29, 1994               3,655,500
 Tustin, California (Safeguard)                    May 22, 1995                    4,862,094
 Sacramento, California (Java City)                August 2, 1996                  1,828,500
 Irvine, California (Tycom)                        January 17, 1997                4,907,440
 Roseville, California (Applebee's)                October 31, 1997                1,976,484
 Corona, California                                December 31, 1997               1,904,452
 Sacramento, California (Horn Road)                January 15, 1998                2,141,200
 Chino, California                                 April 19, 1998                  1,859,338
 Vacaville, California                             May 20, 1998                    2,735,308
 Cerritos, California                              December 23, 1998               2,314,569
 Ontario, California                               January 12, 1999                4,614,964
 Folsom, California                                May 1, 1999                     6,010,956


                                                  March 31,          December 31,
The major categories of property are:               2001                2000
--------------------------------------------------------------------------------
Land                                             $13,658,414         $13,658,414
Buildings and improvements                        27,943,494          27,943,494
--------------------------------------------------------------------------------

                                                  41,601,908          41,601,908
Less accumulated depreciation                      2,910,358           2,730,217
--------------------------------------------------------------------------------

Net rental properties                            $38,691,550         $38,871,691
================================================================================

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 THREE ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                              AND DECEMBER 31, 2000



NOTE 1 - RENTAL PROPERTIES (CONTINUED)

A significant portion of the Company's rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue.
Specifically:

Two tenants accounted for 14% and 12%, respectively for the three months ended March 31, 2001.

Three tenants accounted for 13%, and 10%, and 10%, respectively, for the three months ended March 31, 2000.

NOTE 2 - RELATED PARTY TRANSACTIONS

Sales commissions and wholesaling fees, representing 7% of the gross proceeds from the sale of common shares, were paid to Associated Securities Corp. ("ASC"), a member of the National Association of Securities Dealers, Inc. ("NASD") and an affiliate of the Advisor.

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At March 31, 2001, the Advisor owned 22,556 shares of the Company. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

During the periods presented, the Company had the following related party transactions:

        (a) In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the Advisor, consisted of the following:

                                              THREE MONTHS ENDED  FOR THE YEAR ENDED
                                                MARCH 31, 2001    DECEMBER 31, 2000
                                              ------------------  ------------------
Acquisition, disposition, and
refinancing fees                                    $     --            $255,750
Overhead expenses                                      6,000              24,000
                                                    --------            --------
                                                    $  6,000            $279,750
                                                    ========            ========

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                              AND DECEMBER 31, 2000



NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

        (b) At March 31, 2001 and December 31, 2000, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

        (c) Property management fees earned by WCRM totaled $49,289 and $53,608 for the three months ended March 31, 2001 and 2000, respectively.

        (d)  The Corporation had related party accounts payable as follows:

                                             MARCH 31, 2001   DECEMBER 31, 2000
                                             ----------------------------------
           Associated Securities Corp.           $28,125          $22,500
           West Coast Realty Management           49,289           43,767
           West Coast Realty Advisors              6,000            6,000
                                                 -------          -------
                                                 $83,414          $72,267
                                                 =======          =======

        (e) Advisory fees earned by WCRA totaled $56,518 and $73,224 for the three months ended March 31, 2001 and 2000, respectively. WCRA waived collection of $56,519, (or 100%) and $73,224 (or 100%) respectively, of these fees which are included in additional paid-in capital.

NOTE 3 - NOTES PAYABLE

                                                                                      MARCH 31,       December 31,
                                                                                        2001              2000
------------------------------------------------------------------------------------------------------------------
8.25% promissory note secured by a Deed of Trust on the
  Blockbuster property, interest rate adjusts to the 5-year
  Treasury rate plus 350 basis points on February 1, 1999,
  monthly principal and interest payments are $4,934, balance
  due February 1, 2004                                                               $   507,005      $   511,291

8.25% promissory note secured by a Deed of Trust on the
  Fresno Property, monthly principal and interest payments
  are $5,244 balance due August 1, 2003                                                  576,550          579,083

8.25% promissory note secured by a Deed of Trust on the
  Riverside property, monthly principal and interest payments
  are $9,116, balance due November 8, 2004                                             1,125,324        1,129,406

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                              AND DECEMBER 31, 2000



NOTE 3 - NOTES PAYABLE (CONTINUED)

                                                                                      MARCH 31,       December 31,
                                                                                        2001              2000
------------------------------------------------------------------------------------------------------------------
9.625% promissory note secured by a Deed of Trust on the Safeguard property,
  monthly principal and interest payments are $24,190, balance due February 1, 2005  $ 1,722,815      $ 1,753,440

8% promissory note secured by a Deed of Trust on the Java City property, monthly
  principal and interest payments are $3,126, balance due June 1, 2018                   347,566          350,053

Variable rate promissory note secured by a Deed of Trust on the Tycom property, interest rate margin is 1.9% over the 3 month LIBOR with right of conversion after the first year (7.23% at March 31, 2001), monthly payments of principal
  and interest are $16,693, balance due August 1, 2007                                 2,178,887        2,189,455

8.33% promissory note secured by a Deed of Trust on the Roseville property,
  monthly principal and interest payments are $11,510 balance due July 1, 2008         1,400,221        1,405,518

7.375% promissory note secured by a Deed of Trust on the Corona property, monthly principal and interest payments are $7,309 balance due June 1, 2011
  (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than
  the existing rate)                                                                     957,590          961,809

7.375% promissory note secured by a Deed of Trust on the Horn Road property, monthly principal and interest payments are $7,309, balance due June 1, 2011
  (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than
  the existing rate)                                                                     957,590          961,810

7.5% promissory note secured by a Deed of Trust on the Chino property, monthly principal and interest payments are $6,836, balance due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior
  to the Adjustment Date plus 200 basis points, but no less than the existing rate)      891,579          895,323

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                              AND DECEMBER 31, 2000



NOTE 3 - NOTES PAYABLE (CONTINUED)

                                                                                      MARCH 31,       December 31,
                                                                                        2001              2000
------------------------------------------------------------------------------------------------------------------
7.5% promissory note secured by a Deed of Trust on the Vacaville property, monthly principal and interest payments are $10,346, balance due October 1,
  2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no
  less than the existing rate)                                                       $ 1,349,429      $ 1,355,094


7.50% promissory note secured by a Deed of Trust on the Cerritos property, monthly principal and interest payments are $9,238 balance due April 1, 2011
  (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less
  than the existing rate)                                                              1,214,858        1,219,732

7.50% promissory note secured by a Deed of Trust on the Ontario property,
  monthly principal and interest payments are $22,390 balance due March 1, 2004        2,915,662        2,927,989

1.75% plus LIBOR rate (8.37% at December 31, 2000) promissory note secured by a deed of trust of the Folsom property, monthly principal is $5,640 and
  interest calculated on the outstanding balance, due September 1, 2001                4,006,350        4,023,270
------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                $20,151,426      $20,263,273
==================================================================================================================

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                              AND DECEMBER 31, 2000



NOTE 3 - NOTES PAYABLE (CONTINUED)

The aggregate annual future maturities at March 31, 2001 are as follows:

        2002 ..................................  $4,406,716
        2003 ..................................     434,990
        2004 ..................................   4,203,078
        2005 ..................................   2,581,022
        2006 ..................................     232,152
        Thereafter ............................   8,293,468
                                                -----------
        Total                                   $20,151,426
                                                ===========


NOTE 4 - NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared and accrued based approximately upon the previous quarter's income from operations before depreciation and amortization.

Net Income Per Share for the three months ended March 31, 2001 and 2000 was computed using the weighted average number of outstanding shares for both periods of 2,927,967.

Dividends declared during the first three months of 2001 and 2000 were as follows:

                       OUTSTANDING      AMOUNT       TOTAL
RECORD DATE               SHARES      PER SHARE    DIVIDEND
-----------            -----------    ---------    --------
March 31, 2001          2,927,967      $ 0.150     $439,195
                                                   --------
TOTAL                                              $439,195
                                                   ========

December 31, 1999       2,927,967      $ 0.060     $175,678
March 31, 2000          2,927,967        0.175      512,394
                                                   --------
TOTAL                                              $688,072
                                                   ========

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                              AND DECEMBER 31, 2000



NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                               2001        2000
                                                             --------    --------
Cash paid during the period for interest:                    $406,894    $557,363

Supplemental Disclosure of non-cash financing activities:
    Equity contributed by an affiliate through expense
      reimbursement:                                         $ 56,518    $ 73,224
    Dividends declared net of dividends paid:                $439,195    $468,474

NOTE 6 - INSURANCE RECOVERY FROM LAWSUIT

In March 2001 the Company received $165,053 from Bankers Standard in partial settlement of a lawsuit regarding Bankers Standard's responsibility to defend the Company in the Market Place Cinema lawsuit. See Note 7 below. Bankers Standard is also required to pay the subsequent costs of this action. Such legal costs had previously been expensed by the Company and as a result the proceeds of the settlement were taken into income in March 2001.

NOTE 7 - LITIGATION

The Company is a defendant in a lawsuit entitled JOHN LONBERG & RUTHEE GOLDKORN
V. SANBORN THEATERS, INC. A CALIFORNIA CORPORATION DOING BUSINESS AS MARKET PLACE CINEMA; SO-CAL CINEMA, INC., A CALIFORNIA CORPORATION; AND SALTS-TROUTMAN-KANESHIRO, INC., WEST COAST REALTY INVESTORS, INC., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema located in Riverside, California. The theater is owned by the Company and leased to and operated by Sanborn Theaters. Plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. Plaintiffs demand statutory damages, damages for emotional distress, a "lodestar" multiplier, attorneys' fees, and punitive damages. Plaintiffs have not quantified their damages, however, it is expected that Plaintiffs claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. Management cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. The Management believes it has complied with all applicable provisions of law and intends to vigorously defend the allegations contained in the lawsuit. The Management believes that the lawsuit will not have a material impact on the Company's continuing operations or overall financial condition.

                        WEST COAST REALTY INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                              AND DECEMBER 31, 2000


NOTE 8 - SUBSEQUENT EVENTS

On April 16, 2001, the Company paid dividends totaling $439,195 ($0.15 per share), payable to shareholders of record as of March 31, 2001. This cash distribution was based on the operations for the quarter ending March 31, 2001.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

Operations for the quarter ended March 31, 2001 represented a full quarter of rental operations for all properties except for the OPTO-22 property which was sold on April 12, 2000 and the Fremont property which was sold on June 30, 2000. Operations for the quarter ended March 31, 2000 represented a full quarter of operations for all properties.

The net income for the quarter ending March 31, 2001 of $478,471 increased significantly from the quarter ending March 31, 2000 of $292,709, primarily due to $165,000 received in settlement for reimbursement of legal fees associated with defending the Company in the Riverside Marketplace Cinema lawsuit. SEE
NOTE 6.

Rental revenue decreased for the quarter ending March 31, 2001 by $191,097 (14.02%) primarily due to the sales of OPTO-22 on April 12, 2000 and the Fremont property on June 30, 2000.

Operating expenses, property taxes, and property management fees decreased $40,385 (21.39%) for the quarter ending March 31, 2001, compared to the quarter ending March 31, 2000, primarily due to the sales of the OPTO-22 and Fremont properties. Interest expense decreased $158,435 (28.28%) primarily due to the payoff of the notes payable on the OPTO-22 property on April 12, 2000, and the Fremont and Java City properties on June 30, 2000. Depreciation and amortization expense decreased $21,309 (9.96%) because fewer properties were owned during the quarter ended March 31, 2001.

Insurance recovery from lawsuit of $165,053 resulted from the insurance reimbursement of previously expensed legal expenses associated with the Riverside Marketplace Cinema lawsuit.

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000 (CONTINUED)

The average number of shares outstanding during both the quarter ending March 31, 2001 and ending March 31, 2000 was 2,927,967. Net income per share increased from $.10 for the quarter ended March 31, 2000 to $.16 for the quarter ended March 31, 2001.

For the quarter ended March 31, 2001 the Company generated $562,615 in cash basis net income from operations before depreciation and amortization expense of $192,679 and equity contribution by Affiliate through expense reimbursements of $56,518. This compares favorably with cash basis income for the quarter ended March 31, 2000 of $579,921.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Company declared dividends of $439,195. During the quarter ended March 31, 2000, the Company declared dividends totaling $688,072, which included a "1999 Spill-Over Dividend" of $175,678. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare quarterly dividends, subject to the maintenance of reasonable reserves.

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

The first factor refers to the risk of the Company's investments. At March 31, 2001, the Company's excess funds were invested in short-term money market funds. The Company acquires rental property either entirely for cash or with moderate financing. Although the notes payable, which evidence such financing, are set up on an amortization schedule

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

The third factor refers to operating cycle. The Company was liquid at March 31, 2001 and is in the "operating" stage of its life cycle. Virtually all excess funds were invested in a short-term money market fund. From total cash and cash equivalents of $1,967,314 the Company has allocated approximately $450,000 towards a "reserve", $440,000 of cash is held pending dividend distribution to stockholders, which was paid April 15, 2001, $430,000 of cash to be paid for current mortgage and accounts payable commitments, $420,000 in tenant security deposits and prepaid rents, and the balance of approximately $230,000, is to be held for working capital purposes. The Company's operations generated $562,615 in net operating cash flow during the three months ending March 31, 2001 (net income from operations before depreciation and equity contribution by Affiliate through expense reimbursements). Thus, the Company is generating significant amounts of cash flow and could withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

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

                        WEST COAST REALTY INVESTORS, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CASH FLOWS - THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

Cash resources increased $718,979 during the three months ended March 31, 2001 compared to a $319,722 increase in cash resources for the three months ended March 31, 2000. Cash provided by operating activities increased by $830,826 with the largest contributor being $727,669 in cash basis net income for the three months ended March 31, 2001. In contrast, the three months ended March 31, 2000 provided $577,188 in cash from operating activities due primarily to $579,921 in cash basis net income. For the three months ended March 31, 2001 financing activities required $111,847 resulting from principal repayments on notes payable. For the three months ended March 31, 2000 financing activities required $257,416 due to dividends paid of $175,678, and repayments on notes payable of $81,738.

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


ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K


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



                           WEST COAST REALTY INVESTORS, INC.
                                     (Registrant)


Date: May 14, 2001                       /s/ W. THOMAS MAUDLIN JR.
                           -----------------------------------------------------
                                           W. THOMAS MAUDLIN JR.
                           (Director, President and Principal Executive Officer)



Date: May 14, 2001                          /s/ JOHN R. LINDSEY
                           -----------------------------------------------------
                                              JOHN R. LINDSEY
                              (Vice President/Treasurer, Principal Financial
                                 Officer, and Principal Accounting Officer)