Form 10-Q
period 2001-06-30
WEST COAST REALTY INVESTORS INC
filed 2001-08-14
CIK 858346

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-24594

WEST COAST REALTY INVESTORS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4246740

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5933 W. CENTURY BLVD., 9TH, FLOOR
LOS ANGELES, CALIFORNIA 90045
(Address of principal executive offices)
(Zip Code)

(310) 670-0800
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,927,967 shares outstanding as of August 14, 2001.

WEST COAST REALTY INVESTORS, INC.

INDEX

Part I — Financial Information

PART 1. FINANCIAL INFORMATION

WEST COAST REALTY INVESTORS, INC.

BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)	(Audited)
Assets

Rental real estate, less accumulated depreciation (Note 1)	$38,628,599	$38,871,691

Cash and cash equivalents	1,630,500	1,248,335

Deferred rent	616,548	596,254

Accounts receivable	312,869	307,176

Loan origination fees, net of accumulated Amortization of $122,849 and $101,927	178,279	198,054

Other assets	29,649	8,240

Total assets	$41,396,444	$41,229,750

Liabilities and Stockholders’ Equity

Liabilities

Accounts payable	$580	$5,028

Due to related party (Note 2(d))	29,977	72,267

Dividends payable	439,195	—

Security deposits and prepaid rent	374,795	319,861

Other liabilities	186,039	267,033

Notes payable (Note 3)	20,037,998	20,263,273

Total liabilities	21,068,584	20,927,462

Commitments and Contingencies (Note 7)

Stockholders’ equity

Common stock, $.01 par-shares authorized, 5,000,000 shares, issued and outstanding 2,927,967, in 2001 and 2000	29,280	29,280

Additional paid-in capital	27,090,888	26,977,370

Dividends in excess of retained earnings (Note 4)	(6,792,308)	(6,704,362)

Total stockholders’ equity	20,327,860	20,302,288

Total liabilities and stockholders’ equity	$41,396,444	$41,229,750

See accompanying notes to financial statements.

WEST COAST REALTY INVESTORS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2001
(Unaudited)

	Common Stock			Dividends in
			Additional Paid	Excess of Retained
	Shares	Amount	Capital	Earnings

Balance at December 31, 2000	2,927,967	$29,280	$26,977,370	$(6,704,362)

Equity contribution by Affiliates through expense reimbursements (Note 2 (e))	—	—	113,518	—

Net income	—	—	—	790,444

Dividends declared (Note 4 and 5)	—	—	—	(878,390)

Balance at June 30, 2001	2,927,967	$29,280	$27,090,888	$(6,792,308)

Six Months Ended June 30, 2000
(Unaudited)

	Common Stock			Dividends in
			Additional Paid	Excess of Retained
	Shares	Amount	Capital	Earnings

Balance at December 31, 1999	2,927,967	$29,280	$26,738,963	$(3,294,775)

Equity contribution by Affiliates through expense reimbursements (Note 2 (e))	—	—	125,137	—

Net income	—	—	—	2,869,469

Dividends declared (Note 4 and 5)	—	—	—	(5,738,816)

Balance at June 30, 2000	2,927,967	$29,280	$26,864,100	$(6,164,122)

See accompanying notes to financial statements.

WEST COAST REALTY INVESTORS, INC.

STATEMENTS OF INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues

Rental (Notes 1)	$1,114,875	$1,289,790	$2,286,527	$2,652,539

Gain on sale of property	—	2,154,727	—	2,154,727

Interest	15,370	33,211	32,773	58,058

Total Revenues	1,130,245	3,477,728	2,319,300	4,865,324

Costs and expenses

Operating	80,800	53,259	147,084	142,081

Property taxes	32,840	41,229	65,681	87,598

Property management fees (Note 2 (c))	37,243	50,435	86,532	104,043

Interest expense	380,173	426,662	781,992	986,916

General and administrative	99,839	124,989	232,564	256,835

Depreciation and amortization	187,377	204,394	380,056	418,382

Total Expenses	818,272	900,968	1,693,909	1,995,855

Net income from operations	311,973	2,576,760	625,391	2,869,469

Insurance recovery from lawsuit (Note 6)			165,053

Net income	$311,973	$2,576,760	$790,444	$2,869,469

Net income per share (Note 4)	$.11	$.88	$.27	$.98

See accompanying notes to financial statements.

WEST COAST REALTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2000

Increase in Cash and Cash Equivalents	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net income	$790,444	$2,869,469

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	360,281	402,174

Interest expense on amortization of loan origination fees	19,775	16,208

Gain on sale of property	—	(2,154,727)

Equity contribution by Affiliates through expense reimbursements	113,518	125,137

Increase (decrease) from changes in:

Deferred rent	(20,294)	(37,133)

Accounts receivable	(5,693)	19,139

Other assets	(21,409)	(25,519)

Accounts payable	(4,448)	(730)

Due to related party	(42,290)	130,753

Security deposits and prepaid rent	54,934	(86,786)

Other liabilities	(80,994)	44,666

Net cash provided by operating activities	1,163,824	1,302,651

Cash flows from investing activities

Additions to rental real estate	(117,189)	---

Proceeds from sale of rental real estate	—	7,999,102

Net cash provided by (used in) investing activities	(117,189)	7,999,102

Cash flows from financing activities

Dividends declared and paid	(439,195)	(2,591,251)

Payments on notes payable	(225,275)	(4,167,036)

Net cash used in financing activities	(664,470)	(6,758,287)

Net increase in cash and cash equivalents	382,165	2,543,466

Cash and cash equivalents, beginning of period	1,248,335	1,874,880

Cash and cash equivalents, end of period	$1,630,500	$4,418,346

See accompanying notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
Summary of Accounting Policies

Business

West Coast Realty Investors, Inc. (the “Company”) is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company exists as a Real Estate Investment Trust (“REIT”) under Sections 856 to 860 of the Internal Revenue Service Code. The Company has complied with all requirements imposed on REIT’s for the 2000, 1999 and 1998 tax years; however qualification as a REIT for future years is dependent upon future operations of the Company. The Company was organized to acquire interests in income-producing residential, industrial, retail or commercial properties located primarily in California and the west coast of the United States. The Company acquires property for cash or on a moderately leveraged basis and intends to own and operate such properties for investment over an anticipated holding period of five to ten years.

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

Acquisition Costs

The Company expenses internal acquisition costs in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions”. Acquisition costs are paid to an affiliate, West Coast Realty Advisors, (“WCRA”) who incurs such internal acquisition costs.

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

Presentation of Interim Information

In the opinion of the Advisor of West Coast Realty Investors, Inc. (the “Company”), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2000.

Net Income Per Share

Net income per share is calculated by dividing the net income by the weighted average number of shares outstanding for the period.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income for each of the three or six month periods ended June 30, 2001 and 2000.

WEST COAST REALTY INVESTORS, INC.
Summary of Accounting Policies

New Accounting Pronouncements

Effective January 1, 2001, the Company adopted the requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and SFAS No. 138, “Accounting for Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement 133”, and supplemented by implementation guidance issued by FASB’s Derivative Implementation Group. SFAS No. 133 requires, among other things, that all derivatives be recognized as either assets or liabilities and measured at estimated fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the estimated fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. Implementation of SFAS No. 133, as amended, did not have a material impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company had no previous transactions that resulted in the recognition of goodwill. The adoption of SFAS 141 and SFAS 142 had no material affect on the Company’s financial results.

WEST COAST REALTY INVESTORS, INC.
Notes to Financial Statements
Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)
and December 31, 2000

Note 1 — Rental Properties

The Company owns the following income-producing properties:

		Original
		Acquisition
Location (Property Name)	Date Purchased	Cost

Huntington Beach, California (Blockbuster)	February 26, 1991	$1,676,210

Fresno, California	May 14, 1993	1,414,893

Riverside, California	November 29, 1994	3,655,500

Tustin, California (Safeguard)	May 22, 1995	4,862,094

Sacramento, California (Java City)	August 2, 1996	1,828,500

Irvine, California (Tycom)	January 17, 1997	4,907,440

Roseville, California (Applebee’s)	October 31, 1997	1,976,484

Corona, California	December 31, 1997	1,904,452

Sacramento, California (Horn Road)	January 15, 1998	2,141,200

Chino, California	April 19, 1998	1,859,338

Vacaville, California	May 20, 1998	2,735,308

Cerritos, California	December 23, 1998	2,314,569

Ontario, California	January 12, 1999	4,614,964

Folsom, California	May 1, 1999	6,010,956

The major categories of property are:

	June 30,	December 31,
	2001	2000

Land	$13,658,414	$13,658,414

Buildings and improvements	28,060,683	27,943,494

	41,719,097	41,601,908

Less accumulated depreciation	3,090,498	2,730,217

Net rental properties	$38,628,599	$38,871,691

A significant portion of the Company’s rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue. Specifically:

Two tenants accounted for 14.68%, and 12.01%, respectively, for the six months ended June 30, 2001.

One tenant accounted for 12.19% for the six months ended June 30, 2000.

WEST COAST REALTY INVESTORS, INC.
Notes to Financial Statements
Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)
and December 31, 2000

Note 2 — Related Party Transactions

Sales commissions and wholesaling fees, representing 7% of the gross proceeds from the sale of common shares, were paid to Associated Securities Corp. (“ASC”), a member of the National Association of Securities Dealers, Inc. (“NASD”) and an affiliate of the Advisor.

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At June 30, 2001, the Advisor owned 22,556 shares of the Company. Property management services for the Company’s properties are provided by West Coast Realty Management, Inc. (“WCRM”), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

During the periods presented, the Company had the following related party transactions:

(a)  In accordance with the advisory agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:

	Six Months Ended	For the Year Ended
	June 30, 2001	December 31, 2000

Acquisition, disposition, and refinancing fees	$—	$255,750

Overhead expenses	12,000	24,000

	$12,000	$279,750

(b)  At June 30, 2001 and December 31, 2000, the Advisor owned 22,556 shares of the issued and outstanding shares of the Company.

(c)  Property management fees earned by WCRM totaled $86,532 and $104,043 for the six months ended June 30, 2001 and 2000, respectively.

WEST COAST REALTY INVESTORS, INC.
Notes to Financial Statements
Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)
and December 31, 2000

Note 2 — Related Party Transactions (Continued)

(d)  The Corporation had related party accounts payable as follows:

	June 30, 2001	December 31, 2000

Associated Securities Corp.	$11,000	$22,500

West Coast Realty Management	12,977	43,767

West Coast Realty Advisors	6,000	6,000

	$29,977	$72,267

(e)  Advisory fees earned by WCRA totaled $113,518 and $125,137 for the six months ended June 30, 2001 and 2000, respectively. WCRA waived collection of $113,518, (or 100%) and $125,137 (or 100%) respectively, of these fees which are included in additional paid-in capital.

Note 3 — Notes Payable

	June 30,	December 31,
	2001	2000

8.25% promissory note secured by a Deed of Trust on the Blockbuster property, interest rate adjusts to the 5-year Treasury rate plus 350 basis points on February 1, 1999, monthly principal and interest payments are $4,934, balance due February 1, 2004	$502,630	$511,291

8.25% promissory note secured by a Deed of Trust on the Fresno Property, monthly principal and interest payments are $5,244 balance due August 1, 2003	572,782	579,083

8.25% promissory note secured by a Deed of Trust on the Riverside property, monthly principal and interest payments are $9,116, balance due November 8, 2004	1,121,668	1,129,406

9.625% promissory note secured by a Deed of Trust on the Safeguard property, monthly principal and interest payments are $24,190, balance due February 1, 2005	1,691,447	1,753,440

8% promissory note secured by a Deed of Trust on the Java City property, monthly principal and interest payments are $3,126, balance due June 1, 2018	345,181	350,053

WEST COAST REALTY INVESTORS, INC.
Notes to Financial Statements
Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)
and December 31, 2000

Note 3 — Notes Payable (Continued)

	June 30,	December 31,
	2001	2000

Variable rate promissory note secured by a Deed of Trust on the Tycom property, interest rate margin is 1.9% over the 3 month LIBOR with right of conversion after the first year (7.23% at June 30, 2001), monthly payments of principal and interest are $16,693, balance due August 1, 2007	2,168,127	2,189,455

8.33% promissory note secured by a Deed of Trust on the Roseville property, monthly principal and interest payments are $11,510 balance due July 1, 2008	1,394,813	1,405,518

7.375% promissory note secured by a Deed of Trust on the Corona property, monthly principal and interest payments are $7,309 balance due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the existing rate)	953,292	961,809

7.375% promissory note secured by a Deed of Trust on the Horn Road property, monthly principal and interest payments are $7,309, balance due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the existing rate)	953,292	961,810

7.5% promissory note secured by a Deed of Trust on the Chino property, monthly principal and interest payments are $6,836, balance due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	887,764	895,323

7.5% promissory note secured by a Deed of Trust on the Vacaville property, monthly principal and interest payments are $10,346, balance due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	1,343,657	1,355,094

WEST COAST REALTY INVESTORS, INC.
Notes to Financial Statements
Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)
and December 31, 2000

Note 3 — Notes Payable (Continued)

	June 30,	December 31,
	2001	2000

7.50% promissory note secured by a Deed of Trust on the Cerritos property, monthly principal and interest payments are $9,238 balance due April 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less than the existing rate)	1,209,891	1,219,732

7.50% promissory note secured by a Deed of Trust on the Ontario property, monthly principal and interest payments are $22,390 balance due March 1, 2004	2,904,309	2,927,989

1.75% plus LIBOR rate (5.76125% at June 30, 2001) promissory note secured by a deed of trust of the Folsom property, monthly principal is $5,640 and interest calculated on the outstanding balance, due September 1, 2001	3,989,145	4,023,270

Total	$20,037,998	$20,263,273

The aggregate annual future maturities for each year ending June 30 are as follows:

2002	$4,397,913

2003	444,128

2004	4,188,164

2005	2,538,537

2006	236,562

Thereafter	8,232,694

Total	$20,037,998

Note 4 — Net Income and Dividends Per Share

Dividends are declared and accrued based approximately upon the previous quarter’s income from operations before depreciation and amortization.

Net Income Per Share for the six months ended June 30, 2001 and 2000 was computed using the weighted average number of outstanding shares of 2,927,967 for both six month periods.

WEST COAST REALTY INVESTORS, INC.
Notes to Financial Statements
Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)
and December 31, 2000

Note 4 — Net Income and Dividends Per Share (continued)

Dividends declared during the first six months of 2001 and 2000 were as follows:

	Outstanding	Amount	Total
Record Date	Shares	Per Share	Dividend

March 31, 2001	2,927,967	$0.15	$439,195

June 30, 2001	2,927,967	0.15	439,195

Total 2001			$878,390

December 31, 1999	2,927,967	$0.060	$175,678

March 31, 2000	2,927,967	0.175	512,394

May 23, 2000	2,927,967	0.650	1,903,179

June 30, 2000	2,927,967	1.075	3,147,565

Total 2000			$5,738,816

Note 5 — Supplemental Disclosures of Cash Flow Information

	2001	2000

Cash paid during the period for interest:	$795,357	$986,916

Supplemental Disclosure of non-cash financing activities:

Equity contributed by an affiliate through expense reimbursement:	$113,518	$125,138

Dividends declared net of dividends paid:	$439,195	$3,147,565

Note 6 — Insurance Recovery from Lawsuit

In March 2001 the Company received $165,053 from Bankers Standard in partial settlement of a lawsuit regarding Bankers Standard’s responsibility to defend the Company in the Market Place Cinema lawsuit. See Note 7 below. Bankers Standard is also required to pay the subsequent costs of this action. Such legal costs had previously been expensed by the Company and as a result the proceeds of the settlement were taken into income in March 2001.

WEST COAST REALTY INVESTORS, INC.
Notes to Financial Statements
Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)
and December 31, 2000

Note 7 — Litigation

The Company is a defendant in a lawsuit entitled JOHN LONBERG & RUTHEE GOLDKORN V. SANBORN THEATERS, INC. A CALIFORNIA CORPORATION DOING BUSINESS AS MARKET PLACE CINEMA; SO-CAL CINEMA, INC., A CALIFORNIA CORPORATION; AND SALTS-TROUTMAN-KANESHIRO, INC., WEST COAST REALTY INVESTORS, INC., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema located in Riverside, California. The theater is owned by the Company and leased to and operated by Sanborn Theaters. Plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. Plaintiffs demand statutory damages, damages for emotional distress, a “lodestar” multiplier, attorneys’ fees, and punitive damages. Plaintiffs have not quantified their damages, however, it is expected that Plaintiffs claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. Defendants have asked the court to lift the stay, to take advantage of recent favorable court decisions in other jurisdictions. If the stay is lifted, defendants will then ask the court to dismiss all of the plaintiffs’ claims entirely, which would then end this entire case. Management cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. The Management believes it has complied with all applicable provisions of law and intends to vigorously defend the allegations contained in the lawsuit. The Management believes that the lawsuit will not have a material impact on the Company’s continuing operations or overall financial condition.

Note 8 — Subsequent Events

On July 15, 2001, the Company paid dividends totaling $439,195 ($0.15 per share), payable to shareholders of record as of June 30, 2001. This cash distribution was based on the operations for the quarter ended June 30, 2001.

WEST COAST REALTY INVESTORS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the Management Discussion and Analysis constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

Introduction

West Coast Realty Investors, Inc. (the “Company”) was organized in October 1989 under the laws of the State of Delaware. The Company qualifies as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes. The Company is advised by West Coast Realty Advisors, Inc. (the “Advisor”), a wholly owned subsidiary of Associated Financial Group, Inc. The Advisor will oversee the investments of the Company, subject to the direction of the Company’s Board of Directors.

The Company is organized for the purpose of investing in, holding, and managing income-producing retail or commercial properties located primarily in California and on the West Coast of the United States. Properties have been and will be acquired for cash or on a moderately leveraged basis. The Company intended on holding each property for approximately seven to ten years.

The Company’s principal goals are to:

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

WEST COAST REALTY INVESTORS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Introduction (Continued)

In addition, the Company is subject to the usual competitive factors that are common in real estate including new construction, changes in the economy, and vacancy factors at other rental real estate locations.

The Company is operated by the Advisor, subject to the terms of the Amended Advisory Agreement dated January 1, 1992. The Company has no employees, and all administrative services are provided by the Advisor.

Results of Operations — Six months ended June 30, 2001 vs. six months ended June 30, 2000

Operations for the six months ended June 30, 2001 represented a full six months of rental operations for all properties except for the OPTO-22 property which was sold on April 12, 2000 and the Fremont property which was sold on June 30, 2000. Operations for the six months ended June 30, 2000 represented a full six months of rental operations for all properties except for the OPTO-22 property.

The net income for the six months ended June 30, 2001 of $790,444 decreased significantly from the six months ended June 30, 2000 of $2,869,469, primarily due to the gain on sale of the OPTO-22 and Fremont properties, both of which were recorded in the six months ended June 30, 2000.

Rental revenue decreased for the six months ended June 30, 2001 by $366,012 (13.8%) primarily due to the sales of OPTO-22 on April 12, 2000 and the Fremont property on June 30, 2000.

Operating expenses, property taxes, and property management fees decreased $34,425 (10.3%) for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, primarily due to the sales of the OPTO-22 and Fremont properties. Interest expense decreased $204,924 (20.8%) primarily due to the payoff of the notes payable on the OPTO-22 property on April 12, 2000, and the Fremont and Java City properties on June 30, 2000. Depreciation and amortization expense decreased $38,326 (9.2%) because fewer properties were owned during the six months ended June 30, 2001.

Insurance recovery from lawsuit of $165,053 resulted from the insurance reimbursement of previously expensed legal expenses associated with the Riverside Marketplace Cinema lawsuit.

WEST COAST REALTY INVESTORS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations — Six month ended June 30, 2001 vs. six months ended June 30, 2000 (Continued)

The average number of shares outstanding for both the six months ended June 30, 2001 and June 30, 2000 was 2,927,967. Net income per share decreased from $.98 in 2000 to $.27 in 2001.

For the six months ended June 30, 2001, the Company generated $1,118,965 in cash basis net income from operations before depreciation and amortization expense of $380,056 and equity contribution by Affiliate through expense reimbursement of $113,518. For the six months ended June 30, 2000, the Company generated $1,258,261 in cash basis net income from operations before depreciation and amortization expense of $418,382, equity contribution by Affiliate through expense reimbursements of $125,137, and the combined gain from the sales of the OPTO-22 and Fremont properties of $2,154,727.

Results of Operations — Three months ended June 30, 2001 vs. three months ended June 30, 2000

Operations for the quarter ended June 30, 2001 represented a full three months of rental operations for all properties except for the OPTO-22 property which was sold April 12, 2000 and the Fremont property which was sold June 30, 2000. Operations for the quarter ended June 30, 2000 represented a full three months of rental operations for all properties except for the OPTO-22 property.

The net income for the quarter ended June 30, 2001 of $311,973 decreased significantly from the quarter ended June 30, 2000 of $2,576,760, primarily due to the gain on sale of the OPTO-22 and Fremont properties.

Rental revenue decreased for the quarter ended June 30, 2001 by $174,915 (13.6%) primarily due to the sale of OPTO-22 on April 12, 2000. Interest income decreased $17,841 (53.7%) due to lower average balances invested in interest earning assets during the quarter ended June 30, 2001. Proceeds from the sale of the OPTO-22 property were invested during the quarter ended June 30, 2000 until distributed to the shareholders on May 31, 2000.

Operating expenses increased $27,541 (51.7%) for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000, primarily due to higher repairs and maintenance costs associated with the Cerritos property, and higher legal fees resulting from the renegotiation of leases on Cerritos and other properties. Property taxes and

WEST COAST REALTY INVESTORS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations — Three months ended June 30, 2001 vs. three months ended June 30, 2000 (Continued)

property management fees decreased $21,581 (23.5%), and depreciation and amortization expense decreased $17,017 (8.3%) for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000, primarily due to the sales of the OPTO-22 and Fremont properties. Interest expense decreased $46,489 (10.9%) primarily due to the payoff of the notes payable on the OPTO-22 property on April 12, 2000, and the Fremont and Java City properties on June 30, 2000. General and administrative costs decreased $25,150 (20.1%) primarily due to lower legal and accounting fees incurred in the three months ended June 30, 2001.

The average number of shares outstanding for both the quarter ended June 30, 2001 and June 30, 2000 was 2,927,967. Net income per share decreased from $.88 for the quarter ended June 30, 2000 to $.11 for the quarter ended June 30, 2001.

For the quarter ended June 30, 2001, the Company generated $556,350 in cash basis net income from operations before depreciation and amortization expenses of $187,377 and equity contribution by Affiliate through expense reimbursement of $57,000. For the quarter ended June 30, 2000, the Company generated $678,340 in cash basis net income from operations before depreciation and amortization expense of $204,394, equity contribution by Affiliate through expense reimbursements of $51,913, and the combined gain from the sales of the OPTO-22 and Fremont properties of $2,154,727.

Liquidity and Capital Resources

During the six months ended June 30, 2001, the Company declared dividends totaling $878,390 of which $439,195 was paid prior to June 30, 2001 and $439,195 was paid subsequent to June 30, 2001. During the six months ended June 30, 2000 the Company declared dividends totaling $5,738,816, which included a “1999 Spill-Over Dividend” of $175,678. Of this total $2,591,251 was paid prior to June 30, 2000, and $3,147,565 was paid subsequent to June 30, 2000. Dividends are determined by management based on cash flows and the liquidity position of the Company. It is the intention of management to declare quarterly dividends, subject to the maintenance of reasonable reserves.

WEST COAST REALTY INVESTORS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Management uses cash and cash equivalents as its primary measure of the Company’s liquidity. The amount of cash that represents adequate liquidity for a real estate investment company is dependent on several factors. Among them are:

1.	Relative risk of the Company’s operations;

2.	Condition of the Company’s properties;

3.	Stage in the Company’s operating cycle (e.g., money-raising, acquisition, operating or disposition phase); and

4.	Shareholders dividends.

The Company is adequately liquid and management believes it has the ability to generate sufficient cash to meet both short-term and long-term liquidity needs, based upon the above four factors.

The first factor refers to the risk of the Company’s investments. At June 30, 2001, the Company’s excess funds were invested in short-term money market funds. The Company acquires rental property either entirely for cash or with moderate financing. Although the notes payable, which evidence such financing, are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2001 through 2011. The Company is aware that the balloon payments must be satisfied either through refinancing of the loans or the sale of the property(ies) in order to protect the interests of the Company’s shareholders. Furthermore, most of the properties’ tenants are nationally known retailers or well-established businesses committed under long-term leases.

The second factor refers to the condition of the Company’s properties. The Company’s properties are in good condition without significant deferred maintenance obligations and are leased under “triple-net” leases, which reduces the Company’s risk pertaining to excessive maintenance and operating costs.

The third factor refers to operating cycle. The Company was liquid at June 30, 2001 and is in the “operating” stage of its life cycle. Virtually all excess funds were invested in a short-term money market fund. At quarter-end, the Company has allocated approximately $400,000 towards “reserves”, $440,000 of cash held for dividend distributions to stockholders, which was paid July 15, 2001, $200,000 of cash to be paid for current mortgage and accounts payable commitments, $375,000 in tenant security deposits and

WEST COAST REALTY INVESTORS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

prepaid rents, and the balance of approximately $215,000, held for working capital purposes. The Company’s operations generated $1,118,965 in net operating cash flow during the six months ended June 30, 2001 (net income from operations before depreciation expense and equity contribution by Affiliate through expense reimbursements). Thus, the Company is generating significant amounts of cash flow and could withhold payment of all or a portion of dividends, if necessary, in order to rebuild cash balances.

The fourth factor refers to distribution of dividends to shareholders. Dividends to shareholders were made at a level consistent with the amount of net income available after application of expenses. The Advisor is careful not to make distributions in excess of the available income.

Inflation and changing prices have not had a material effect on the Company’s operations. Operations in the near future may be materially affected as and when the Company acquires additional property.

Cash Flows — June 30, 2001 vs. June 30, 2000

Cash resources increased $382,165 during the six months ended June 30, 2001 compared to a $2,543,466 increase in cash resources for the six months ended June 30, 2000. Cash provided by operating activities increased by $1,163,824 with the largest contributor being $1,284,018 in cash basis net income for the six months ended June 30, 2001. In contrast, the six months ended June 30, 2000 provided $1,302,651 in cash from operating activities due primarily to $1,258,261 in cash basis net income. Cash required by investing activities for the six months ended June 30, 2001 of $117,189 was due to additions to real estate. Cash provided by investing activities for the six months ended June 30, 2000 was the result of proceeds from the sales of the OPTO-22 and Fremont properties. For the six months ended June 30, 2001, financing activities required $664,470 for principal repayments of $225,275 on notes payable and $439,195 for dividends paid. For the six months ended June 30, 2000, financing activities required $6,758,287 resulting from the pay-off of the OPTO-22, Fremont, and Java City property notes payable as well as principal repayments on other notes payable totaling $4,167,036 and due to dividends paid of $2,591,251.

WEST COAST REALTY INVESTORS, INC.

PART II

O T H E R    I N F O R M A T I O N

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit entitled John Lonberg; Ruthee Goldkorn v. Sanborn Theaters, Inc.; So-Cal Cinema, Inc.; Salts, Troutman and Kaneshiro, Inc.; West Coast Realty Investors, Inc., in the U.S. District Court for the Central District of California. (Case #CV-97-6598AHM(JGx)

The Company was added as a defendant in the plaintiff’s First Amended Complaint filed May 7, 1998, apparently due to the Company’s status as landlord for a movie theater known as the Riverside Market Place Cinema.

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

The U.S. Department of Justice, Civil Rights Division (“DOJ”) filed a Motion to Intervene in the case on March 1, 1999. DOJ has sued Sanborn Theaters only and preliminary discussions have been held between the DOJ and Sanborn. Sanborn intends to vigorously defend against the DOJ.

Management cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. The Company believes it has complied with all applicable provisions of law and intends to vigorously defend the allegations contained in the lawsuit. The Company believes that the lawsuit will not have a material impact on the Company’s continuing operations or overall financial condition.

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

Date: August 14, 2001	WEST COAST REALTY INVESTORS, INC. (Registrant) /s/ W. THOMAS MAUDLIN JR. W. THOMAS MAUDLIN JR. (Director, President and Principal Executive Officer)

Date: August 14, 2001	/s/ JOHN R. LINDSEY JOHN R. LINDSEY (Vice President/Treasurer, Principal Financial Officer, and Principal Accounting Officer)