Form 10-Q
period 2001-09-30
WEST COAST REALTY INVESTORS INC
filed 2001-11-14
CIK 858346

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001
                                               ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to _________


                         Commission file number 0-24594
                                                -------


                        WEST COAST REALTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                        95-4246740
              --------                                        ----------
  (State or other Jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)


5933 W. CENTURY BLVD., 9TH, FLOOR
LOS ANGELES, CALIFORNIA                                          90045
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)



                                 (310) 337-9700
              (Registrant's telephone number, including area code)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. 2,927,967 SHARES OUTSTANDING AS OF NOVEMBER 9, 2001.

                        WEST COAST REALTY INVESTORS, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                        Balance Sheets-
                        As of September 30, 2001 and December 31, 2000............... 3

                        Income Statements-
                        Three and nine months ended September 30, 2001 and 2000...... 4

                        Statements of Cash Flows-
                        Nine months ended September 30, 2001 and 2000................ 5

                        Statements of Stockholders' Equity-

                        Nine months ended September 30, 2001 and 2000.................6

                        Summary of significant accounting policies................... 7

                        Notes to financial statements................................10

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................17

        Item 3. Quantitative and Qualitative Disclosures about Market Risk.......... 21


PART II - OTHER INFORMATION

        Item 1. Legal Proceedings................................................... 23

        Item 2. Changes In Securities and Use of Proceeds........................... 23

        Item 3. Defaults Upon Senior Securities..................................... 23

        Item 4. Submission of Matters to a Vote of Security Holders..................24

        Item 5. Other Information....................................................24

        Item 6. Exhibits and Reports on Form 8-K.....................................24

        Signatures...................................................................25

PART 1. FINANCIAL INFORMATION

                        WEST COAST REALTY INVESTORS, INC.

                                 BALANCE SHEETS


                                                                   SEPTEMBER 30, 2001       December 31, 2000
                                                                      (UNAUDITED)               (Audited)
                                                                   ------------------       -----------------
ASSETS
Rental real estate, less accumulated
   depreciation (Note 1)                                              $ 34,935,494            $ 38,871,691
Cash and cash equivalents                                                1,844,607               1,248,335
Deferred rent                                                              550,803                 596,254
Accounts receivable                                                          8,937                 307,176
Loan origination fees, net of accumulated
     amortization of $131,875 and $101,927                                 179,996                 198,054
Other assets                                                                42,716                   8,240
                                                                      ------------            ------------
TOTAL ASSETS                                                          $ 37,562,553            $ 41,229,750
                                                                      ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                                   $         --            $      5,028
   Due to related party (Note 2(d))                                         87,235                  72,267
   Dividends payable                                                       439,141                      --
   Security deposits and prepaid rent                                      336,335                 319,861
   Other liabilities                                                       288,854                 267,033
   Notes payable (Note 3)                                               19,920,414              20,263,273
                                                                      ------------            ------------

TOTAL LIABILITIES                                                       21,071,979              20,927,462
COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 8)
STOCKHOLDERS' EQUITY
Common stock, $.01 par-shares authorized,
  5,000,000 shares, issued and
  outstanding 2,927,967, in 2001 and 2000                                   29,280                  29,280
Additional paid-in capital                                              27,147,772              26,977,370
Dividends in excess of retained earnings (Note 4)                      (10,686,478)             (6,704,362)
                                                                      ------------            ------------
TOTAL STOCKHOLDERS' EQUITY                                              16,490,574              20,302,288
                                                                      ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 37,562,553            $ 41,229,750
                                                                      ============            ============


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                              STATEMENTS OF INCOME



                                       Three Months Ended     Three Months Ended      Nine Months Ended      Nine Months Ended
                                       September 30, 2001     September 30, 2000      September 30, 2001     September 30, 2000
                                       ------------------     ------------------      ------------------     ------------------
                                           (Unaudited)            (Unaudited)            (Unaudited)            (Unaudited)
    Revenues
      Rental (Note 1)                      $ 1,208,045            $ 1,085,540            $ 3,494,572            $ 3,738,079
      Interest                                  12,054                 25,196                 44,827                 83,254
                                           -----------            -----------            -----------            -----------
        Total revenues                       1,220,099              1,110,736              3,539,399              3,821,333
                                           -----------            -----------            -----------            -----------
    Costs and expenses
      Operating                                 59,044                 39,437                206,128                181,518
      Property taxes                            32,840                 32,059                 98,521                119,657
      Property management
             fees (Note 2 (c))                  45,758                 37,912                132,290                141,955
      Interest expense                         363,838                369,774              1,145,830              1,356,690
      Impairment loss (Note 1)               3,800,000                     --              3,800,000                     --
      General and administrative               184,427                 76,984                416,991                333,819
      Depreciation and amortization            189,167                188,245                569,223                606,627
                                           -----------            -----------            -----------            -----------
         Total expenses                      4,675,074                744,411              6,368,983              2,740,266
                                           -----------            -----------            -----------            -----------
    Net (loss) income from operations       (3,454,975)               366,325             (2,829,584)             1,081,067
    Insurance recovery from
       lawsuit (Note 6)                             --                     --                165,053                     --
                                           -----------            -----------            -----------            -----------
    Net (loss) income before
      gain on sale of rental
      real estate                           (3,454,975)               366,325             (2,664,531)             1,081,067
    Gain on sale of rental real estate              --                     --                     --              2,154,727
                                           -----------            -----------            -----------            -----------
Net (loss) income                          $(3,454,975)           $   366,325            $(2,664,531)           $ 3,235,794
                                           ===========            ===========            ===========            ===========
Net (loss) income per share - basic
  and assuming dilution (Note 4):
    Net (loss) income before gain on
       sale of rental real estate          $     (1.18)           $      0.13            $     (0.91)           $      0.37
    Gain on sale of rental real estate              --                     --                     --            $      0.74
                                           -----------            -----------            -----------            -----------
Net (loss) income per share                $     (1.18)           $      0.13            $     (0.91)           $      1.11
                                           ===========            ===========            ===========            ===========
Dividends declared per share               $      0.15            $      0.15            $      0.45            $      2.05
                                           ===========            ===========            ===========            ===========


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                            STATEMENTS OF CASH FLOWS


                                                     NINE MONTHS            NINE MONTHS
                                                        ENDED                  ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                        2001                    2000
                                                     (UNAUDITED)            (UNAUDITED)
                                                     -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                    ($2,664,531)           $ 3,235,794
Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
     Depreciation and amortization                       540,422                582,314
     Interest expense on amortization of
       loan origination fees                              28,801                 24,313
     Impairment loss                                   3,800,000                     --
     Gain on sale of property                                 --             (2,154,727)
     Equity contribution by Affiliates
          through expense reimbursements                 170,402                181,593
Increase (decrease) from changes in:
     Deferred rent                                        45,451                (50,645)
     Accounts receivable                                  11,203                 60,761
     Other assets                                        (34,476)                (7,044)
     Accounts payable                                     (5,028)                  (728)
     Due to related party                                 14,968                (23,679)
     Security deposits and prepaid rent                   16,474               (107,748)
     Other liabilities                                    21,821                 43,294
                                                     -----------            -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              1,945,507              1,783,498
                                                     -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to rental real estate                       (117,189)                    --
  Proceeds from sale of rental real estate                    --              7,999,102
                                                     -----------            -----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                  (117,189)             7,999,102
                                                     -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends declared and paid                             (878,444)            (5,738,816)
Payments on notes payable                               (342,859)            (4,246,717)
Points paid on loan extension                            (10,743)                    --
                                                     -----------            -----------
NET CASH USED IN FINANCING ACTIVITIES                 (1,232,046)            (9,985,533)
                                                     -----------            -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       596,272               (202,933)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                  1,248,335              1,874,880
                                                     -----------            -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                      $ 1,844,607            $ 1,671,947
                                                     ===========            ===========


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                                        COMMON                              DIVIDENDS IN
                                                      COMMON             STOCK             ADDITIONAL         EXCESS OF
                                                      SHARES             AMOUNT         PAID-IN CAPITAL    RETAINED EARNINGS
                                                   ------------       ------------      ---------------    -----------------
BALANCE AT DECEMBER 31, 2000                          2,927,967       $     29,280        $ 26,977,370       $ (6,704,362)
Equity  contribution  by Affiliates  through
  expense reimbursements (Note 2 (e))                        --                 --             170,402                 --
Net (loss)                                                   --                 --                  --         (2,664,531)
Dividends declared (Note 4)                                  --                 --                  --         (1,317,585)
                                                   ------------       ------------        ------------       ------------

BALANCE AT SEPTEMBER 30, 2001                         2,927,967       $     29,280        $ 27,147,772       $(10,686,478)
                                                   ============       ============        ============       ============


                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                        COMMON                              DIVIDENDS IN
                                                      COMMON             STOCK             ADDITIONAL         EXCESS OF
                                                      SHARES             AMOUNT         PAID-IN CAPITAL    RETAINED EARNINGS
                                                   ------------       ------------      ---------------    -----------------
BALANCE AT DECEMBER 31, 1999                          2,927,967       $     29,280        $ 26,738,963       $ (3,294,775)
Equity  contribution  by Affiliates  through
expense reimbursements (Note 2 (e))                          --                 --             181,593                 --

Net income                                                   --                 --                  --          3,235,794

Dividends declared (Note 4)                                  --                 --                  --         (5,738,816)
                                                   ------------       ------------        ------------       ------------

BALANCE AT SEPTEMBER 30, 2000                         2,927,967       $     29,280        $ 26,920,556       $ (5,797,797)
                                                   ============       ============        ============       ============


                 See accompanying notes to financial statements.

                        WEST COAST REALTY INVESTORS, INC.

                         SUMMARY OF ACCOUNTING POLICIES


BUSINESS

West Coast Realty Investors, Inc. (the "Company") is a corporation formed on October 26, 1989 under the laws of the State of Delaware. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 to 860 of the Internal Revenue Service Code. The Company was organized to acquire interests in income-producing residential, industrial, retail or commercial properties. All properties owned by the Company at September 30, 2001 and December 31, 2000 were located in California. The Company acquires property for cash or with financing not to exceed 80% of the original cost on any individual property or 50% in the aggregate portfolio, although this limitation can be changed by a shareholder vote. The Company intends to own and operate such properties for investment over an anticipated holding period of five to ten years, although there can be no assurance in this regard.

The Company is advised by West Coast Realty Advisors, Inc., (the "Advisor" or "WCRA"), a wholly owned subsidiary of Associated Financial Group, Inc. under an Amended and Restated Agreement dated July 1, 2001 (the "Advisory Agreement"). On August 22, 2001, the Company entered into an employment agreement with Allen K. Meredith where Mr. Meredith will function as the Company's President and Chief Executive Officer. Previously, the Advisor had performed these functions.

RENTAL REAL ESTATE AND DEPRECIATION

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over their estimated useful lives of
31.5 to 39 years for financial reporting purposes.

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required.

REAL ESTATE HELD FOR SALE

As of September 30, 2001 and December 31, 2000, there were no properties held for sale.

RENTAL INCOME

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. Where there is uncertainty of collecting higher scheduled rental amounts, due to the tendency of tenants to renegotiate their leases at lower amounts, rental income is recognized as the amounts are collected.

ACQUISITION COSTS

The Company expenses internal acquisition costs in accordance with Emerging Issues Task Force 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions". Acquisition costs are paid to an affiliate, WCRA, who incurs such internal acquisition costs.

LOAN ORIGINATION FEES

Loan origination fees are capitalized and amortized over the life of the related loan.

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

PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited financial statements include all normal adjustments considered necessary, in the opinion of management, to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform to the presentation of the current year's financial statements.

NET (LOSS) INCOME PER SHARE

Net (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of shares outstanding for the period. Potentially dilutive securities are evaluated based on management's estimate of the fair market value of the Company's common stock.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company had no previous transactions that resulted in the recognition of goodwill. The adoption of SFAS 141 and SFAS 142 is not expected to have any material affect on the Company's financial statements.

Statement of Financial Accounting Standard 143 (SFAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. The Company believes adoption of this Statement will not have a material affect on is financial statements.

Statement of Financial Accounting Standard 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company is assessing but has not yet determined how the adoption of SFAS 144 will impact its financial statements.

                        WEST COAST REALTY INVESTORS, INC.
                          Notes to Financial Statements
       Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)
                              and December 31, 2000


NOTE 1 - RENTAL REAL ESTATE

The Company owns the following income-producing properties:


                                                                          Original
                                                                         Acquisition
Location (Property Name)                          Date Purchased            Cost
------------------------                          --------------         -----------
Huntington Beach, California (Blockbuster)       February 26, 1991      $ 1,676,210
Fresno, California                               May 14, 1993             1,414,893
Riverside, California                            November 29, 1994        3,655,500
Tustin, California (Safeguard)                   May 22, 1995             4,862,094
Sacramento, California (Java City)               August 2, 1996           1,828,500
Irvine, California (Tycom)                       January 17, 1997         4,907,440
Roseville, California (Applebee's)               October 31, 1997         1,976,484
Corona, California                               December 31, 1997        1,904,452
Sacramento, California (Horn Road)               January 15, 1998         2,141,200
Chino, California                                April 19, 1998           1,859,338
Vacaville, California                            May 20, 1998             2,735,308
Cerritos, California                             December 23, 1998        2,314,569
Ontario, California                              January 12, 1999         4,614,964
Folsom, California                               May 1, 1999              6,010,956
                                                                        -----------
                                                 Total                   41,901,908
                                                                        ===========


The major categories of rental real estate are:

                                              September 30,        December 31,
                                                  2001                 2000
                                              -------------       ------------
Land                                          $ 13,658,414        $ 13,658,414
Buildings and improvements                      24,547,719          27,943,494
                                              ------------        ------------
                                                38,206,133          41,601,908
Less accumulated depreciation                   (3,270,639)         (2,730,217)
                                              ------------        ------------
Net rental properties                         $ 34,935,494        $ 38,871,691
                                              ============        ============

In conjunction with the evaluation of the Company's strategic goals, management is in the process of evaluating all the Company's properties, including the possibility of disposing of certain properties that are inconsistent with its new investment objectives. Based on preliminary appraisals and holding periods, the Advisor and management determined that the total expected future cash flows from operations and the ultimate disposition of certain properties were less than their carrying value at September 30, 2001. As a result, an impairment loss of $3,800,000, primarily related to the Riverside and Vacaville properties, was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value.

A significant portion of the Company's rental revenue was earned from tenants and properties whose individual rents represented more than 10% of total rental revenue, as follows:

     Three tenants accounted for 14%, 11% and 10%, respectively, for the nine months ended September 30, 2001. In addition, four properties accounted for 15%,14%, 12% and 11% for the nine months ended September 30, 2001.

     Three tenants accounted for 14%, 13% and 10%, respectively, for the nine months ended September 30, 2000. In addition, three properties accounted for 14%, 13% and 10% for the nine months ended September 30, 2000.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Advisor has an agreement with the Company to provide advice on investments and to administer the day-to-day operations of the Company. At September 30, 2001 and December 31, 2000, the Advisor owned 22,556 shares of the Company, less than 1% of the outstanding shares. Property management services for the Company's properties are provided by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the Advisor.

Certain officers and directors of the Company are also officers and directors of the Advisor and its affiliates.

During the following periods, the Company had the following related party transactions:

(a) In accordance with the Advisory Agreement, compensation earned by, or services reimbursed or reimbursable to the advisor, consisted of the following:


                                                        NINE MONTHS ENDED      FOR THE YEAR ENDED
                                                       SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                       ------------------       -----------------
Acquisition, disposition, and refinancing fees               $     --               $255,750
Overhead expenses                                              18,000                 24,000
                                                             --------               --------
                                                             $ 18,000               $279,750
                                                             ========               ========

(b) At September 30, 2001 and December 31, 2000, the Advisor owned 22,556 shares, less than 1% of the issued and outstanding shares of the Company.

(c) Property management fees earned by WCRM totaled $132,290 and $141,955 for the nine months ended September 30, 2001 and 2000, respectively.

(d) The Company had related party accounts payable as follows:

                                          SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                          ------------------    -----------------
     Associated Securities Corp.                $16,500               $22,500
     West Coast Realty Management                58,735                43,767
     West Coast Realty Advisors                  12,000                 6,000
                                                -------               -------
                                                $87,235               $72,267
                                                =======               =======

(e) Advisory fees earned by WCRA totaled $170,402 and $181,593 for the nine months ended September 30, 2001 and 2000, respectively. WCRA waived collection of $170,402, (or 100%) and $181,593 (or 100%) respectively, of these fees, which are included in additional paid-in capital.

NOTE 3 - NOTES PAYABLE

Notes payable consist of the following:


                                                                                         SEPTEMBER 30,    December 31,
                                                                                             2001           2000
                                                                                         -------------    ------------
8.250% promissory note secured by a Deed of Trust on the Blockbuster property,
  monthly principal and interest payments are $4,934, balance due February 1, 2004        $  498,164       $  511,291

8.250% promissory note secured by a Deed of Trust on the Fresno Property,
  monthly principal and interest payments are $5,244 balance due August 1, 2003              569,320          579,083

8.250% promissory note secured by a Deed of Trust on the Riverside property,
  monthly principal and interest payments are $9,116, balance due November 8, 2004         1,117,934        1,129,406

9.625% promissory note secured by a Deed of Trust on the Safeguard property,
  monthly principal and interest payments are $24,190, balance due February 1, 2005        1,659,318        1,753,440

8.000% promissory note secured by a Deed of Trust on the Java City property,
  monthly principal and interest payments are $3,126, balance due June 1, 2018               342,746          350,053

Variable rate promissory note secured by a Deed of Trust on the Tycom property, interest rate margin is 1.9% over the 3 month LIBOR with right of conversion after the first year (5.610% at September 30, 2001), monthly payments of
  principal and interest are $16,693, balance due August 1, 2007                           2,155,499        2,189,455

8.330% promissory note secured by a Deed of Trust on the Roseville property,
  monthly principal and interest payments are $11,510 balance due July 1, 2008             1,389,291        1,405,518

                                                                                        SEPTEMBER 30,     December 31,
                                                                                            2001              2000
                                                                                        -------------     ------------
7.375% promissory note secured by a Deed of Trust on the Corona property, monthly principal and interest payments are $7,309 balance due June 1, 2011
  (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the
  existing rate)                                                                             948,915          961,809

7.375% promissory note secured by a Deed of Trust on the Horn Road property, monthly principal and interest payments are $7,309, balance due June 1, 2011
  (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the
  existing rate)                                                                             948,915          961,810

7.500% promissory note secured by a Deed of Trust on the Chino property, monthly principal and interest payments are $6,836, balance due October 1,
  2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less
  than the existing rate)                                                                    883,877          895,323

7.500% promissory note secured by a Deed of Trust on the Vacaville property, monthly principal and interest payments are $10,346, balance due October 1,
  2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points,
  but no less than the existing rate)                                                      1,337,775        1,355,094

7.500% promissory note secured by a Deed of Trust on the Cerritos property, monthly principal and interest payments are $9,238 balance due April 1, 2011
  (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less than the
  existing rate)                                                                           1,204,831        1,219,732

7.500% promissory note secured by a Deed of Trust on the Ontario property,
  monthly principal and interest payments are $22,390 balance due March 1, 2004            2,892,730        2,927,989

2.00% plus LIBOR rate (4.639% at September 30, 2001) promissory note secured by a deed of trust of the Folsom property, monthly principal is $6,199 and
  interest calculated on the outstanding balance, due September 1, 2002                    3,971,099        4,023,270
                                                                                         -----------      -----------
TOTAL                                                                                    $19,920,414      $20,263,273
                                                                                         ===========      ===========

The aggregate annual future maturities for each year ending September 30 are as follows:


     2002 ........................................       $   509,155
     2003 ........................................         4,901,638
     2004 ........................................         3,655,246
     2005 ........................................         2,510,814
     2006 ........................................           255,938
     Thereafter ..................................         8,087,623
                                                         -----------
     Total .......................................       $19,920,414
                                                         ===========

NOTE 4 - NET (LOSS) INCOME AND DIVIDENDS PER SHARE

Dividends are declared by the Board of Directors and based on a variety of factors, including the previous quarter's net (loss) income from operations before depreciation and amortization, requirements to meet REIT distribution tests, cash requirements and other factors as the Board deems appropriate.

Net (loss) income per share basic and assuming dilution for the three and nine months ended September 30, 2001 and 2000 was computed using the weighted average number of outstanding shares of 2,927,967 for all periods.

Dividends declared during the first nine months of 2001 and 2000 were as follows:


                        OUTSTANDING           AMOUNT           TOTAL
RECORD DATE                SHARES           PER SHARE         DIVIDEND
-----------             -----------         ---------         --------
March 31, 2001            2,927,967        $    0.150        $  439,195
June 30, 2001             2,927,967             0.150           439,195
September 30, 2001        2,927,967             0.150           439,195
                                                             ----------
TOTAL 2001                                                   $1,317,585
                                                             ==========

December 31, 1999         2,927,967        $    0.060        $  175,678
March 31, 2000            2,927,967             0.175           512,394
May 23, 2000              2,927,967             0.650         1,903,179
June 30, 2000             2,927,967             1.075         3,147,565
                                                             ----------
TOTAL 2000                                                   $5,738,816
                                                             ==========

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                               NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            ---------------------------
                                                                               2001              2000
                                                                            ----------       ----------
Cash paid during the period for interest:                                   $1,164,118       $1,386,500
Supplemental disclosure of non-cash financing activities:
    Equity contributed by an affiliate through expense reimbursement:       $  170,402       $  181,593
    Dividends declared net of dividends paid:                               $  439,141               --
Supplemental disclosure of non-cash investing activities:
    Transfer of lessee's assets to the Company in satisfaction
     of account receivable:                                                 $  287,036               --


NOTE 6 - INSURANCE RECOVERY FROM LAWSUIT

In March 2001 the Company received $165,053 from Banker's Standard Insurance Company ("Banker's Standard") in partial settlement of a lawsuit regarding Bankers Standard's responsibility to defend the Company in the Market Place Cinema lawsuit. See Note 7 below. Banker's Standard is also required to pay the subsequent costs of this action. Such legal costs had previously been expensed by the Company and as a result the proceeds of the settlement were taken into income in March 2001.

NOTE 7 - LITIGATION

The Company is a defendant in a lawsuit entitled JOHN LONBERG & RUTHEE GOLDKORN
V. SANBORN THEATERS, INC. A CALIFORNIA CORPORATION DOING BUSINESS AS MARKET PLACE CINEMA; SO-CAL CINEMA, INC., A CALIFORNIA CORPORATION; AND SALTS-TROUTMAN-KANESHIRO, INC., WEST COAST REALTY INVESTORS, INC., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema located in Riverside, California. The theater is owned by the Company and leased to and operated by Sanborn Theaters. Plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. Plaintiffs demand statutory damages, damages for emotional distress, a "lodestar" multiplier, attorneys' fees, and punitive damages. Plaintiffs have not quantified their damages, however, it is expected that Plaintiffs claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. Defendants have asked the court to lift the stay, to take advantage of recent favorable court decisions in other jurisdictions. If the stay is lifted, defendants will then ask the court to dismiss all of the plaintiffs' claims entirely, which would then end this entire case.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2001 the Company entered into an employment agreement with the President and Chief Executive Officer wherein in he would be issued options to purchase 200,000 shares of the Company's stock at exercise price of $6.41 per share. These options would vest over a period of two years. As of September 30, 2001, no options have been issued and there is therefore no dilutive impact for these options.

NOTE 9 - SUBSEQUENT EVENTS

On October 12, 2001, the Company paid dividends totaling $439,195 ($0.15 per share), payable to shareholders of record as of September 30, 2001.

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

INTRODUCTION

West Coast Realty Investors, Inc. (the "Company") was organized in October 1989 under the laws of the State of Delaware. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") for federal and state income tax purposes. The Company is advised by West Coast Realty Advisors, Inc. (the "Advisor"), a wholly owned subsidiary of Associated Financial Group, Inc. under an Amended and Restated Advisory Agreement dated July 1, 2001 (the "Advisory Agreement"). The Company is operated by the Advisor, subject to the terms of the Advisory Agreement and instructions from the Board of Directors of the Company. The Advisory Agreement allows the Company to terminate the Advisory Agreement with 60 days notice and allows the advisor to terminate with 120 days notice. On August 22, 2001, the Company entered into an employment agreement with Allen K. Meredith where Mr. Meredith will function as the Company's President and Chief Executive Officer. Previously, the Advisor had performed these functions. At September 30, 2001, the Company has one employee, the President and Chief Executive Officer.

The Company is organized for the purpose of investing in, holding, and managing income-producing retail, residential or commercial properties. At September 30, 2001 and December 31, 2000, all properties owned by the Company were located in California. Properties have been and will be acquired for cash or on with financing not to exceed 80% of the original cost of any individual property or 50% in the aggregates, although this limitation may be changed by a shareholder vote. The Company intends on holding each property for approximately five to ten years, although there can be no assurance in this regard.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

Operations for the quarters ended September 30, 2001 and 2000 represented a full three months of rental operations for all properties.

Rental revenue increased for the quarter ended September 30, 2001 by $122,505 (11%) primarily due to the non-recurring fee paid, net of deferred rent, to exercise an early lease termination option by the sole tenant of the Vacaville property.

Interest income decreased $13,142 (52%) due to lower average balances invested in interest earning assets during the quarter ended September 30, 2001. Proceeds from the sale of the Fremont property that was sold on June 30, 2000 were invested during the quarter ended September 30, 2000 until distributed to the shareholders on October 1, 2000.

Operating expenses increased $19,607, or 50% for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, primarily due to parking lot maintenance expense at the Cerritos property.

Property tax expense increased $781 or 2% from the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, due to regular increases in assessed value.

Property management fees increased $7,846 (21%), to $45,758, primarily due to higher rental revenue, which the fee is based on and, to a lesser extent, the timing of assessed charges.

Interest expense decreased $5,936 (2%) primarily due to the ongoing amortization of the interest bearing balances resulting in lower balances for the interest charge.

Impairment loss was $3,800,000 for the quarter ended September 30, 2001, primarily due to impairment in value of the Riverside and Vacaville properties. There was no impairment loss in the same period in 2000.

General and administrative costs increased $107,443 (140%) primarily due to legal expenses associated with the annual stockholder meeting, transition legal expenses and direct salary costs for the only employee of the Company in the three months ended September 30, 2001.

Depreciation and amortization expense increased $922 (0%) for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. The minor increase is primarily due to additional depreciation on capital improvements since September 30, 2000.

The net (loss) income for the quarter ended September 30, 2001 of ($3,454,975) was primarily due to the impairment loss, and was offset, in part by income from operations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

Operations for the nine months ended September 30, 2001 and 2000 represented a full nine months of rental operations for all properties except for the OPTO-22 property which was sold on April 12, 2000 and the Fremont property which was sold on June 30, 2000.

Rental revenue decreased for the nine months ended September 30, 2001 by $243,507 (7%) primarily due to the sale of the OPTO-22 property and the Fremont property and offset in part by the non-recurring lease termination fee, net of deferred rent, for the Vacaville property.

Interest income decreased $38,426 (46%) due to lower average balances invested in interest earning assets during the nine months ended September 30, 2001. Proceeds from the sale of the OPTO-22 and Fremont properties that were sold on April 12, 2000 and June 30, 2000, respectively, were invested until distributed to the shareholders.

Operating expenses increased $24,610, or 14% for the nine months ended September 30, 2001 compared to the quarter ended September 30, 2000, primarily due to parking lot maintenance at the Cerritos property and, to a lesser extent, legal fees at the Riverside property.

Property tax expense decreased $21,136 or 18% from the nine months ended September 30, 2001 compared to the quarter ended September 30, 2000 primarily due to the sale of the OPTO-22 and Fremont properties.

Property management fees decreased $9,665 (7%), to $132,290, primarily due to lower rental revenue, which the fee is based on.

Interest expense decreased $210,860 (16%) primarily due to the sales of the OPTO-22 and Fremont properties in 2000 and the payoff of the mortgages on those properties.

Impairment loss was $3,800,000 for the nine months ended September 30, 2001, primarily due to impairment in value of the Riverside and Vacaville properties. There was no impairment loss in the same period in 2000.

General and administrative costs increased $83,172 (25%) primarily due to legal expenses associated with the annual stockholder meeting, transition legal expenses and direct salary costs for the only employee of the Company in 2001.

Depreciation and amortization expense decreased $37,404 (6%) for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000 primarily due to the sales of the OPTO-22 and Fremont properties in 2000.

Insurance recovery from lawsuit, a non-recurring item, was $165,053 in the nine months ended September 30, 2001; there was no such amount for the nine months ended September 30, 2000.

Gain on sale of rental real estate was $2,154,727 in the nine months ended September 30, 2000 for the OPTO-22 and Fremont properties; there were no sales of properties in the nine months ended September 30, 2001.

The net (loss) income for the nine months ended September 30, 2001 of ($2,664,531) was primarily due to the impairment loss, and was offset, in part by income from operations.

LIQUIDITY AND CAPITAL RESOURCES

Management uses cash and cash equivalents on hand, future obligations and future operations as its measure of the Company's liquidity. The amount of cash and cash equivalents that represent adequate liquidity for a real estate investment company is dependent on several factors. Among them are:

1.      Relative risk of the Company's operations;

2.      Condition of the Company's properties;

3. Stage in the Company's operating cycle (e.g., money-raising, acquisition, operating or disposition phase); and

4.      Shareholder's dividends.


The Company's management believes it is adequately liquid and management believes it has the ability to generate sufficient cash to meet both short-term and long-term liquidity needs, based upon the above four factors.

The first factor refers to the risk of the Company's investments. At September 30, 2001, the Company's excess funds were invested in short-term money market funds. The Company acquires rental property either entirely for cash or with financing not to exceed 80% of the cost of the property. Although the notes payable, which evidence such financing, are set up on an amortization schedule allowing for the repayment of principal over time, most of the principal on the notes is due in balloon payments that come due in the years 2002 through 2018. The Company is aware that the balloon payments must be satisfied either through renegotiation of the due date refinancing of the loans or the sale of the property(ies) in order to protect the interests of the Company's shareholders. During the third quarter of 2001, the Company negotiated a one year extension on the final due date of the loan secured by the Folsom property.

Most of the properties' tenants are nationally known retailers or well-established businesses committed under long-term leases, thus management currently believes that scheduled rents will indeed be received, although there can be no assurance in this regard. During the third quarter of 2001, the tenant of the Vacaville property exercised their option to terminate the lease with a payment of approximately $150,000, representing approximately seven month's base rent.

The second factor refers to the condition of the Company's properties. Management believes the Company's properties are in generally good condition without significant deferred maintenance obligations. Many of the Company's properties are leased under "triple-net" leases, which reduces the Company's risk pertaining to excessive maintenance and operating costs as such costs are the responsibility of the lessee.

The third factor refers to operating cycle. The Company is in the "operating" stage of its life cycle. Virtually all excess funds were invested in a short-term money market fund. As of September 30, 2001, the Company has allocated approximately $600,000 towards reserves for maintenance or re-leasing, $440,000 of cash held for dividend distributions to stockholders, which was paid on October 12, 2001, $240,000 of cash to be paid for current mortgage and accounts payable commitments, $340,000 in tenant security deposits and prepaid rents, $90,000 for amounts due related parties and the balance of approximately $135,000 held for working capital purposes.

Cash and cash equivalents increased $596,272 in the nine months ended September 30, 2001, which includes $170,402 of amounts due the Advisor, which were waived, and a non-recurring legal settlement of $165,053 and a non-recurring lease termination fee of approximately $150,000. Further, the dividend of $439,141 for holders of record on September 30, 2001 is not included in this analysis as it was paid on October 12, 2001. The Company's cash balances for the nine months ended September 30, 2001 would have decreased if the September 30, 2001 dividend was paid on September 30, 2001, the non-recurring items did not occur and the fees due the Advisor were not waived. While during this period, the Company is generated $1,945,507 of cash flows from operating activities, cash requirements for additions to real estate, payments on notes payable and the current dividends payments (including the dividend for the third quarter of 2001, paid October 12, 2001) were nearly in excess of the cash flows from operating activities, which included non-recurring items. Further, the Company anticipates rental income will be lower in the fourth quarter due to the termination of the Vacaville lease, and certain expenses will be higher due to the addition of two employees in the fourth quarter.

The fourth factor refers to distribution of dividends to shareholders. The Board of Directors declares dividends based on a variety of factors, including the previous quarter's net (loss) income from operations before depreciation and amortization, requirements to meet REIT distribution tests, other cash requirements and other factors as the Board deems appropriate. The Company believes that the current dividend level should be assessed in light of current and anticipated cash flow. Future dividend levels will be determined by the Board of Directors based on these and other factors they deem appropriate and there can be no assurance the current dividend level will be maintained.

Inflation and changing prices have not had a material effect on the Company's operations. Operations in the near future may be materially affected as and when the Company acquires or disposes of property.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company had no previous transactions that resulted in the recognition of goodwill. The adoption of SFAS 141 and SFAS 142 is not expected to have any material affect on the Company's financial statements.

Statement of Financial Accounting Standard 143 (SFAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. The Company believes adoption of this Statement will not have a material affect on is financial statements.

Statement of Financial Accounting Standard 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company is assessing but has not yet determined how the adoption of SFAS 144 will impact its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in short-term LIBOR interest rates. The Company does not have any direct foreign exchange or other significant market risk.

The Company's exposure to market risk for changes in interest rates relates primarily to two mortgage loans totaling $6,126,595 at September 30, 2001. We generally enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. The Company continuously evaluates its level of variable rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. The Company did not have any derivative financial instruments at September 30, 2001 or December 31, 2000.

The fair values of the Company's financial instruments (including such items in the financial statement captions as cash, other assets and liabilities other than notes payable) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of notes discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company's notes payable approximates their carrying value at September 30, 2001 and December 31, 2000.

The Company had $6,126,595 and $6,212,725 in variable rate debt outstanding at September 30, 2001 and December 31, 2000, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $30,000 and $50,000, respectively, on the nine months ended September 30, 2001 and the year ended December 31, 2000 on our earnings and cash flows based on these debt levels. The Company cannot predict the effect of adverse changes in interest rates on its variable rate debt and, therefore, its exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to the Company at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

The plaintiffs seek actual damages of $1,000 for each violation of law; three times actual damages; and attorney's fees, expenses and costs. The plaintiffs also seek mandatory injunctive relief requiring the defendants to make the theater accessible to and useable by disabled individuals.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on October 2, 2001, the shareholders elected five directors to serve until the Annual Meeting of Stockholders in 2002 and three other corporate actions by the following votes:

                                                                                                                       Broker
                                                            For                           Against         Withheld    non-vote
                                         -----------------------------------------       ---------       ---------    --------
                                                           % of
                                                          shares
                                          No. of         voted for        % of            No. of           No. of      No. of
                                          Shares         this item     outstanding        Shares           Shares      Shares
                                         ---------       ---------     -----------       ---------       ---------    --------
Proposal No. 1 Election of directors
Allen K. Meredith                        1,428,343              88%            49%          57,608         128,086          --
Neal E. Nakagiri                         1,428,343              88%            49%          57,608         128,086          --
Patricia F. Meidell                      1,428,343              88%            49%          57,608         128,086          --
James P. Moore                           1,428,343              88%            49%          57,608         128,086          --
John H. Redmond                          1,428,343              88%            49%          57,608         128,086          --

Proposal No. 2 Ratification
  of selection independent
  accountants                            1,440,086              89%            49%          77,901          96,050          --

Proposal No. 3 Ratification of
  Advisory Agreement                     1,431,540              89%            49%          74,620         107,877          --

Proposal No. 4 Increase
  the maximum number of
  authorized directors                   1,419,092              88%            48%          93,084         101,861          --


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits -

                10.1 Employment agreement between the Company and Allen K. Meredith dated August 22, 2001.

        (b)     Reports on Form 8-K -


        On August 23, 2001, the Company filed a report on from 8-K under Item 1 "Changes in Control of Registrant". There were no financial statements filed.

                               S I G N A T U R E S


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WEST COAST REALTY INVESTORS, INC.
                                  (Registrant)


Date: November 13, 2001                     /s/ Charles P. Wingard
                                            -----------------------------------
                                            CHARLES P. WINGARD
                                            (Acting Vice President/Treasurer,
                                            Principal Financial Officer, and
                                            Principal Accounting Officer)