Form 10-K405
period 2001-12-31
WEST COAST REALTY INVESTORS INC
filed 2002-03-29
CIK 858346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-24594

WEST COAST REALTY INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	95-4246740 (IRS Employer Identification No.)

3000 SAND HILL ROAD BUILDING 3, SUITE 140
MENLO PARK, CALIFORNIA 94025
(Address of principal executive offices) (Zip Code)

(650) 233-7140
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The Registrant’s Common Stock is not currently traded on an established market. As a result, there were no market selling prices or bid-and-asked prices for the Registrant’s Common Stock during the 60-day period prior to the date of this filing, and the aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates is not determinable.

As of March 15, 2002, 2,927,967 shares of the Registrant’s Common Stock were outstanding.

WEST COAST REALTY INVESTORS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” or “the Company” and “our” refer to West Coast Realty Investors, Inc., a Delaware corporation.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include those concerning the following: our beliefs and expectations about our financial statements; our beliefs and expectations regarding the commercial real estate market; our beliefs and expectations regarding our revenues; our beliefs and expectations regarding our revenue mix, net operating income and operating results; our beliefs and expectations regarding our existing cash and cash equivalents, and our cash requirements; our beliefs and expectations regarding our employees; our beliefs and expectations regarding competition, our competitors and our ability to compete; our intentions and expectations regarding our financial and managerial controls, reporting systems and procedures, and other systems and processes; our intentions and expectations regarding property values; our beliefs and expectations regarding any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease; our beliefs and expectations regarding vacancies; our beliefs and expectations with respect to interest rates; our beliefs and expectations with respect to our operating costs; our beliefs and expectations with respect to our new board of directors and management team; our beliefs, intentions and expectations regarding the termination of our advisory agreement with our outside advisor; our beliefs, intentions and expectations regarding our ability to convert to a self-managed and self-advised REIT; our beliefs and expectations regarding depreciation expenses; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our ability to meet our debt obligations; our beliefs and expectations regarding the proposed sales of certain properties; our beliefs, intentions and expectations regarding our ability to obtain outside financing; our beliefs, intentions and expectations with respect to identifying, acquiring and successfully integrating new properties; our beliefs and expectations with respect to our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended; our beliefs and expectations regarding environmental risks; our beliefs and expectations regarding natural disasters and other threats to our properties; our beliefs and expectations regarding the economies of the geographic areas where our properties are located; our beliefs and expectations regarding changes in laws that may effect our business, including tax, real property and environmental laws; our beliefs and expectations regarding our ability to increase the liquidity of our common stock by listing it on the Nasdaq SmallCap Market or other market; and our beliefs about provisions in our charter documents and Delaware law.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see “Risk Factors that May Affect Future Operating Results.” We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

We are a real estate company engaged in acquiring, owning and managing light industrial and suburban office properties. We were incorporated in 1989 under the laws of the State of Delaware. We have elected to be taxed as a real estate investment trust, or “REIT,” for federal income tax purposes and generally will not be subject to federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements. Since inception, we have been advised by West Coast Realty Advisors, Inc. and our properties have been managed by West Coast Realty Management, Inc. (together, the “Advisor”), each of which is a wholly owned subsidiary of Associated Financial Group, Inc. The Advisor has notified us that it intends to terminate its management and advisory relationships with us effective March 31, 2002. Thereafter, we intend to become self-managed and self-administered.

At December 31, 2001, we had a real estate portfolio of 15 properties, including nine light industrial properties totaling 361,584 square feet, four retail properties totaling 44,248 square feet and two suburban office properties representing 89,926 square feet, all of which were located in California. We have classified the above retail properties as “held for sale” in our financial statements, as we intend to sell these properties.

Our executive offices are located at 3000 Sand Hill Road Building 3, Suite 140, Menlo Park, California 94025, and our telephone number is (650) 233-7140.

Business Strategies

Our business objective is to increase stockholders’ long-term total return through increases in the dividend and the appreciation in value of our common stock.

We seek to grow our asset base through (1) the acquisition of industrial and suburban office properties, (2) acquisition of portfolios of similar properties, and (3) rehabilitation and repositioning industrial and suburban office properties. Our strategy is to operate in markets that are experiencing superior economic growth while restrained by entitlement limitations of similar properties. We intend to continue to target selected California markets where assets are currently owned, and may also explore certain markets within Washington, Oregon, Nevada and Arizona where we believe we could benefit from our real estate expertise and our access to superior properties through high quality broker connections. Other specific strategies include:

•	increase cash flow by internal growth of triple net leases from our existing properties and leasing vacant space;

•	evaluate and refinance debt arrangements with lenders;

•	rehabilitate, reposition and dispose of retail properties and possibly other properties that are not consistent with our strategy, and recycling the proceeds from sales into new properties; and

•	seek out and expand our sources of private and institutional real estate capital for future acquisition purposes. In addition, we have applied to list our common stock on the Nasdaq SmallCap Market, which we believe will facilitate capital market efficiencies.

Events During 2001

During the third quarter of 2001:

•	Allen Meredith became our first employee and was appointed our new Chairman of the Board, President and Chief Executive Officer;

•	In conjunction with the evaluation of our strategic goals, we are in the process of evaluating all of our properties, including of disposing of certain properties, primarily properties with retail operations that are inconsistent with our new investment objectives. Based on appraisals and holding periods, we determined with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of six properties were less than their carrying value at September 30, 2001. As a result, an impairment loss of $3,800,000, primarily related to the Riverside, CA and Vacaville, CA properties, was recorded in that quarter, measured as the amount by which the carrying amount of the asset exceeded its fair value; and

•	The tenant of our Vacaville, California property exercised its early termination right and vacated the property. We continue to search actively for a new tenant for that property.

During the fourth quarter of 2001:

•	We reorganized our business by electing a new board of directors at our annual meeting of stockholders, accepting the resignations of all of our previous directors;

•	We listed four of our retail properties for sale because their operations are not consistent with our business strategy; and

•	We appointed Charles Wingard as our acting Chief Financial Officer and he became an employee.

Events During 2000

In April and June, 2000 we sold the Huntington Beach, CA (OPTO-22) and the Fremont, CA properties, respectively. The total gain realized from these properties was $2,154,727.

Events During 1999

In January and May 1999, we acquired the properties in Ontario, CA and Folsom, CA, respectively. The total purchase price of these properties was $10,625,919.

Industry Segments

We have one reportable segment— real estate. We do not have foreign operations and our business is not seasonal. We have adopted Statement of Financial Accounting Standard No. 131 (“SFAS 131”), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. See "Notes to Financial Statements" which are part of this Annual Report on Form 10-K, for further discussion.

Competition

The real estate business is highly competitive. Our properties compete for tenants with similar properties located in the same markets primarily on the basis of location, rent charged, suitability, services provided and the design and condition of improvements. Such competition could harm our ability to lease our properties and could negatively affect the rents we charge. We also compete with other real estate investors for real estate investment opportunities. These real estate investors may include other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors, many of which have greater resources than we do. Such competition could negatively affect our ability to expand our property portfolio with desirable properties.

Employees

As of December 31, 2001, we had three employees. None of the employees is covered by collective bargaining agreements.

Tax Status

We believe we are organized and operate so as to qualify a real estate investment trust, or REIT, under Sections 856-860 of the Internal Revenue Code of 1986, as amended. If we qualify as a REIT, we generally will not be subject to federal income tax to the extent we distribute 100% of our taxable income to our shareholders. REITs are subject to a number of complex organizational and operational requirements. If we fail to qualify as a REIT, our taxable income may be subject to income tax at regular corporate rates.

Investment Properties

See Items 2, 7 and 8 in this Annual Report on Form 10-K for a description of our individual properties and significant developments during the year with respect to these properties. See Item 14 (d), Schedule III (Real Estate and Accumulated Depreciation) for additional information about our properties, including locations, cost and encumbrances.

Executive Officers of the Registrant

The following persons served as our executive officers as of March 15, 2002:

Name	Age	Position(s)

Allen K. Meredith	52	Chairman of the Board, President and Chief Executive Officer
James E. Prock	66	Vice President, Acting Chief Operating Officer
Charles P. Wingard	44	Vice President, Acting Chief Financial Officer

Mr. Meredith was appointed to his current positions of Chairman of the Board, President and Chief Executive Officer in August 2001. Prior to joining our company, Mr. Meredith had over 23 years of experience in the real estate business. Since 1994, Mr. Meredith has served as president and chief executive officer of Meredith Partners, where he specialized in acquiring, rehabilitating and managing suburban office and industrial commercial properties in California, including the recent acquisition and rehabilitation of the one million square-foot former Firestone Tire manufacturing facility in Los Angeles. From 1991 to 1994, Mr. Meredith was president and chief executive officer of the Trammell Crow Company, a real estate development company, where he oversaw property development, acquisition and disposition, facility and construction management, and leasing and property management for 33.1 million square feet of high-rise, office, shopping center and industrial properties. Mr. Meredith has an M.B.A. from Harvard University and a B.A. in Economics from Stanford University.

Mr. Prock was appointed to his current position as Vice President and Acting Chief Operating Officer in August 2001. Mr. Prock is not currently an employee of the Company. Mr. Prock has served as the president of West Coast Realty Management, Inc., the Advisor, from December 1991 to March 2002. From 1981 to 1991, Mr. Prock was president of Keystate Properties, Inc., a real estate consulting and brokerage firm that provides acquisition, development and disposition services to owners of improved and unimproved properties. Mr. Prock has a B.E. in Civil Engineering and an M.B.A. from the University of Southern California.

Mr. Wingard was appointed to his current position as Vice President and Acting Chief Financial Officer of the Company in October 2001. From August 2000 to September 2001, Mr. Wingard served as senior vice president and chief financial officer of VelocityHSI, Inc. a publicly traded provider of high-speed Internet services to the apartment industry that was spun-off from BRE Properties, Inc. in August 2000. In August 2001, VelocityHSI, Inc. filed for protection under Chapter 7 of the U.S. Bankruptcy Code. From August 1996 to August 2000, Mr. Wingard was Vice President and Director of Financial Reporting for BRE Properties, Inc., a publicly traded real estate investment trust with over $1.5 billion in assets, where he was responsible for securities filings and compliance, loan administration and financial reporting. Mr. Wingard is a Certified Public Accountant and holds a B.S. in Accounting and Finance from the University of California, Berkeley.

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

You should carefully consider the risks described below. These risks are not the only ones we face. Additional risks not presently known to us or that we currently consider immaterial may also materially impair our business operations and hinder our ability to make expected distributions to our stockholders.

Risks Due to Investment in Real Estate

Decreased Yields from an Investment in Real Property Due to Factors Which May Cause a Decrease in Revenues or Values or an Increase in Operating Expenses

Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our results of operations and ability to make distributions to you and to pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses. These factors consequently can have an impact on the revenues from the properties and their underlying values. The financial results of major local employers may also have an impact on the revenues and value of certain properties. Other factors may further adversely affect revenues from and values of our properties. These factors include the general economic climate, local conditions in the areas in which properties are located such as an oversupply of properties like ours or a reduction in the demand for properties like ours, the attractiveness of the properties to tenants and competition from other properties like ours. Our revenues would also be adversely affected if tenants were unable to pay rent or we were unable to rent vacant property on favorable terms. Further, tenants could file for bankruptcy protection or become insolvent in the future. We cannot evict a tenant solely because of its bankruptcy. A court might authorize the tenant to reject and terminate its lease with us. In such case, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. In addition, we cannot predict that current tenants will renew their leases upon the expiration of their terms or that current tenants will not attempt to terminate their leases prior to the expiration of their current terms. We are aware that tenants in our Irvine, CA and Tustin, CA properties are not fully utilizing the properties for their operations, and thus may be less likely to re-lease the property when the lease expires or re-lease a smaller space. If we are unable to promptly re-lease or renew the leases for significant vacant properties, or if the rental rates upon such renewal or re-leasing were significantly lower than expected rates, then our ability to make expected distributions to you and to pay amounts due on our debt may be adversely affected. In addition, in order to lease vacant space, we may need to pay substantial leasing commissions and renovation costs. We may acquire properties that are not fully leased and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. As a result, our ability to make distributions to our stockholders could be adversely affected.

Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property from a vacancy or other reason. In addition, as many of our leases are “triple-net”, where the tenant is responsible for property taxes, insurance and maintenance, we would bear such costs, and not the tenant, once the tenant no longer leases the property for any reason. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. As a result, our ability to make distributions to our stockholders could be adversely affected.

Investments in Newly Acquired Properties May Not Perform in Accordance with Expectations

In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, no assurance can be given that we will have the financial resources to make suitable acquisitions or that properties that satisfy our investment policies will be available for acquisition. The acquisition of property entails risks that investments will fail to perform in accordance with expectations. Such risks may include financing not being available on favorable terms or at all. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. In addition, there are general real estate investment risks associated with any new real estate investment. Although we undertake an evaluation of the physical condition of each new investment before it is acquired, certain defects or necessary repairs may not be detected until after the investment is acquired. This could significantly increase our total acquisition cost, which could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.

The Value of Our Property Interests Depends on Conditions Beyond Our Control

Real property investments are illiquid and subject to varying degrees of risk. Yields from our real properties depend on their net income and capital appreciation. General and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses and other factors beyond our control may adversely affect real property income and capital appreciation. For example, the U.S. economy is currently experiencing a slowdown, which may negatively impact property values. In particular, general and local economic conditions may be adversely affected by the recent terrorist incidents in New York and Washington D.C. Some analysts have predicted that a further decline in the economy will result as a result of these or any future terrorist incidents. Although we do not have properties in these areas, we are unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide on the U.S. economy, on us or on the value of our common stock.

Illiquidity of Real Estate and Reinvestment Risk May Reduce Economic Returns to Investors

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we will seek to raise funds, both through outside financing and through the orderly disposition of assets which no longer meet our investment criteria. Depending upon interest rates, current acquisition opportunities and other factors, generally we will reinvest the proceeds in net leased industrial and suburban office properties, although such funds may be employed in other uses. In the markets we have targeted for future acquisition of properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than us. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a corresponding decrease in property yields. No assurance can be given that the proceeds realized from the disposition of assets which no longer meet our investment criteria can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. To the extent that we are unable to reinvest proceeds from the assets which no longer meet our investment criteria, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, such results may have a material adverse effect on us. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on us. We may seek to structure future dispositions as tax-free exchanges, where appropriate, utilizing the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange of such properties to qualify for tax-free treatment under Section 1031 of the Internal Revenue Code, certain technical requirements must be met. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the foregoing time frames in order to meet the requirements of Section 1031. Even if we can structure a suitable tax-deferred exchange, as noted above, we cannot assure that we will reinvest the proceeds of any of these dispositions to produce economic returns comparable to those currently being realized from the properties which were disposed of.

Substantial Competition Among Properties and Real Estate Companies May Adversely Affect Our Rental Revenues and Acquisition Opportunities

All of the properties currently owned by us are located in developed areas. There are numerous other properties and real estate companies, many of which have greater financial and other resources than we have, within the market area of each of our properties which will compete with us for tenants and acquisition opportunities. The number of competitive properties and real estate companies in such areas could have a material effect on our ability to rent our properties and the rents we charge and our acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

Potential Effect on Operations Due to Geographic Concentration of Properties and Economic Conditions; Dependence on California Region

As of December 31, 2001, our portfolio was located entirely in California. Economic conditions in, and other factors relating to, the California area, including supply and demand for properties, zoning and other regulatory conditions and competition from other properties, could adversely affect our performance. In that regard, the California region in the past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to you and to pay amounts due on our debt could be materially adversely affected.

Our Business Strategy is Concentrated in Two Types of Commercial Properties

Our primary investment focus is light industrial and suburban office properties. As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties.

We are Dependent on Single Tenants in Many of Our Properties

Many of our properties are dependent on a single tenant, and some of these single tenant properties are individually significant to our total revenue. In the year ended December 31, 2001, three tenants accounted for 14%, 12% and 9% of our total revenue. If we are unable to renew any lease we have with the single tenant at one of these properties, upon expiration of the current lease, or re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms or the tenant attempts to terminate the lease prior to its scheduled term, we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income and reduced funds from operations. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

Construction Risks Could Adversely Affect Our Profitability

We currently are renovating some of our properties and may in the future renovate or build other properties, including tenant improvements required under leases. Our renovation and related construction activities may expose us to certain risks. We may incur renovation costs for a property which exceed our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property on schedule, which could result in increased debt service expense or construction costs and loss of rents until the property is ready for occupancy. Additionally, the time frame required to recoup our renovation and construction costs and to realize a return on such costs can often be significant.

Inability to Implement Growth Strategy; Potential Failure to Identify, Acquire or Integrate New Acquisitions

Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for acquisition, complete acquisitions on favorable terms, successfully integrate acquired properties and obtain financing to support expansion. There can be no assurance that we will be successful in implementing our growth strategy, that growth will indeed occur at all, or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse affect on us and our ability to make distributions to you and to pay amounts due on our debt. We intend to acquire properties to the extent we identify properties that meet our investment criteria. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations.

Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment as discussed above.

Uninsured and Underinsured Losses; Limited Insurance Coverage

We carry (or require our tenants to carry) liability, fire, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. We do not carry flood and earthquake insurance for our properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorism) that are not generally insured (or fully insured against) because they are either uninsurable or not economically insurable. Following the terrorist activity of September 11, 2001, and in light of the resulting uncertainty in the insurance market, many insurance companies have indicated that they will exclude insurance against acts of terrorism from their policies in the future. In addition, we do not carry insurance coverage for environmental liabilities. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.

Adverse Changes in Laws May Affect Our Potential Liability Relating to the Properties and Our Operations

Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to tenants in the form of higher rents (or charges on triple-net leases), and may adversely affect our cash available for distribution and our ability to make distributions to you and to pay amounts due on our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.

Potential Effect on Costs and Investment Strategy from Compliance with Laws Benefiting Disabled Persons

A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and limits or restrictions on construction or completion of certain renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. We have reviewed our properties to determine the level of compliance and, if necessary, take appropriate action to bring such properties into compliance. We believe, based on property reviews, that the costs of such compliance should not have a material adverse effect on us. Such conclusions are based upon information and data at the time of the review, and no assurance can be given that further review and analysis of our properties, or future legal interpretations or legislative changes, will not significantly increase the costs of compliance.

Potential Liability Under Environmental Laws

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. Thus, we may have liability with respect to properties previously sold by us. If unidentified environmental problems arise, we may have to take extensive measures to remediate the problems, which could adversely affect our cash flow and our ability to make distributions to our stockholders because:

•	We may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

•	The law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

•	Even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

•	Governmental entities or other third parties may sue the owner or operator of a contaminated site for damages and costs.

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products and the failure to properly remediate such contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos:

•	Properly manage and maintain the asbestos;

•	Notify and train those who may come into contact with asbestos; and

•	Undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. Some of our properties are located in urban, industrial and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination.

It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

•	The environmental assessments and updates did not identify all potential environmental liabilities;

•	A prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;

•	New environmental liabilities have developed since the environmental assessments were conducted; or

•	Future uses or conditions, such as changes in applicable environmental laws and regulations, could result in environmental liability for us.

We May Acquire Properties Subject to Liabilities and Without any Recourse, or With Only Limited Recourse, with Respect to Unknown Liabilities Such as:

•	Claims by tenants, vendors or other persons dealing with the former owners of the properties;

•	Liabilities incurred in the ordinary course of business; and

•	Claims for indemnification by directors, officers and others indemnified by the former owners of the properties.

We May Change Our Policies Without Obtaining the Approval of Our Stockholders.

Our operating and financial policies, including our policies with respect to acquisitions, growth, operations, indebtedness, capitalization and dividends, are determined by our board of directors. Accordingly, as a stockholder, you will have little direct control over these policies.

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of December 31, 2001, we had total assets of $36,762,611, secured indebtedness of $19,796,510, total liabilities of $20,422,461 and a debt-to-total assets ratio of 54%.

We anticipate that future acquisitions will be financed, to the extent allowed by our Bylaws, under a line of credit, other forms of secured or unsecured financing or through the issuance of additional debt or equity by us. We expect to review periodically our financing options regarding the appropriate mix of debt and equity financing. Equity, rather than debt, financing of future acquisitions could have a dilutive effect on the interests of our existing stockholders.

We may incur substantial additional indebtedness in the future. On January 15, 2002, our stockholders voted to amend our Bylaws to increase the limit on our leverage, our borrowings as a percentage of the aggregate property value (as defined) from 50% to 65%. Assuming we find a willing lender, we estimate we could borrow a total of approximately $26,400,000 based on our current holdings, or approximately $6,600,000 more than the amount of our indebtedness at December 31, 2001, or possibly more. Further, the definition of “value” was changed to allow the Board to use outside appraisals to determine market value. If future appraisals were to show an increase in our property values, we would be able to borrow additional funds against the same assets, assuming we find a willing lender.

Increased Debt and Leverage Can Reduce Cash Available for Distribution and Cause Losses.

Using debt, whether with recourse to us generally or only with respect to a particular property, to acquire properties creates an opportunity for increased net income, but at the same time creates risks. We use debt to fund investments only when we believe it will enhance our risk-adjusted returns. However, we cannot be sure that our use of leverage will prove to be beneficial. Additional leverage may:

•	increase our vulnerability to general adverse economic and industry conditions

•	limit our flexibility in planning for, or reacting to, changes in our business and the REIT industry, which may place us at a competitive disadvantage compared to our competitors that have less debt

•	limit, along with the possible financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Any of the foregoing could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

Potential Inability to Renew, Repay or Refinance Our Debt Financing

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. In most of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance is due. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

Increase in Cost of Indebtedness Due to Rising Interest Rates

We have incurred, and expect in the future to incur, indebtedness, which bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to you. In addition, an increase in market interest rates may lead holders of our common shares to demand a higher yield on their shares from distributions by us, which could adversely affect the market price of our common stock.

Potential Incurrence of Additional Debt and Related Debt Service

We intend to fund the acquisition properties partially through borrowings and from other sources such as sales of properties which no longer meet our investment criteria or the contribution of property to joint ventures or other financing methods. Our organizational documents contain limitations on the amount of indebtedness that we may incur. Subject to limitations on indebtedness set forth in our Bylaws, we intend to become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt and in an increased risk of default on our obligations.

If We Incur Additional Indebtedness, the Agreement Governing Our Indebtedness Could Contain Various Covenants that Limit Our Discretion in the Operation of Our Business

If we incur additional indebtedness, we may have to negotiate an agreement with our lenders governing the terms of the indebtedness. Typically, these types of agreements contain various provisions that could limit our discretion in the operation of our business by restricting our ability to:

•	incur additional debt and issue preferred stock

•	pay dividends and make other distributions

•	make investments and other payments

•	redeem or repurchase our capital stock

•	consolidate or merge

•	create liens

•	sell assets

•	enter into certain transactions with our affiliates

These restrictions on our ability to operate our business in our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities. In addition, if we were to obtain a credit facility, the terms of the credit facility may require that we maintain specific financial maintenance covenants, including covenants establishing a maximum funded indebtedness to capitalization ratio, a minimum consolidated net worth requirement and a minimum fixed charge coverage ratio. Events beyond our control, such as an increase in the interest rates of our variable rate debt, could affect our ability to meet those financial tests, and we cannot assure you that we will meet them. If we default under any financing agreements, our lenders could:

•	elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest

•	terminate their commitments, if any, to make further extensions of credit; and become secured to the extent of all of our assets

In addition, our ability to obtain debt financing in the future secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist upon insurance against acts of terrorism and such coverage is not available either at all or on commercially reasonable terms.

If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them. In addition, a breach of the restrictions or covenants contained in our loan documents could cause an acceleration of our indebtedness. We may not have, or be able to obtain, sufficient funds to repay our indebtedness in full upon acceleration.

The Market Value of Our Common Stock Could Decrease Based on Our Performance and Market Perception and Conditions

We are currently not publicly traded. Moreover, sales of our common stock occur only occasionally, and usually in very small volumes. For example, in 2001, the American Partnership Board reported a total of ten sale transactions involving our common stock, for an aggregate of approximately 24,000 shares. Accordingly, it is difficult to estimate the price of our common stock at any particular moment. Stockholders are cautioned that prior sales data do not necessary indicate the prices at which our common stock would trade in an active market. We have applied for listing on the Nasdaq SmallCap Market, and there can be no assurance that we will indeed become listed. If we are listed and become publicly traded, there can be no assurance the price of our common shares will not be lower than our previous estimates. The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common stock is influenced by the dividend on our common stock relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock. In addition, the value of our common stock could be adversely affected by general market conditions or market conditions of real estate companies in general.

We Cannot Assure You that We Will be Able to Make Future Dividends Payments at any Particular Rate, or at all.

Our Board of Directors currently intends to continue to declare quarterly dividends on our common stock; however, the declaration and payment of dividends is subject to the discretion of our Board of Directors. Any determination as to the payment of dividends, as well as the level of such dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal, and regulatory restrictions on our ability to pay dividends. In the fourth quarter of 2001, the Board of Directors decreased our quarterly dividend due to a variety of factors, including the vacancy at our Vacaville, CA property. There can be no assurance that the current quarterly dividend level will be maintained or that we will pay dividends in any future period.

Further Issuances of Equity Securities may be Dilutive to Current Stockholders.

The interests of our existing stockholders could be diluted if additional equity securities are issued to finance future developments and acquisitions instead of incurring additional debt. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which could include a line of credit and other forms of secured and unsecured debt, equity financing, including common and preferred equity, or joint ventures.

Stockholder Approval is Required to Change Certain Policies, Limiting the Ability of Our Board of Directors to Take Certain Actions in Response to Changing Conditions.

We cannot change our leverage limits without the approval of stockholders representing a majority of our shares of common stock entitled to vote. In addition, the approval of stockholders representing two-thirds of our shares of common stock entitled to vote is necessary to change our policy of seeking to maintain qualification as a REIT. As a result, our board of directors could not change either of these policies without first receiving shareholder approval at an annual or special meeting, even if the change in policy would be advantageous to us.

Risks Due to Becoming and Self-administered and Self-managed

Historically, the Advisor had managed our properties, administrated our business affairs and sold, purchased and refinanced properties, under the direction of the Board of Directors. The Advisor has notified us that it will terminate effective March 31, 2002. On January 15, 2002, our stockholders voted to change the Bylaws to allow us to become self-administrated and self-managed. We intend to become self-administrated and self-managed after the Advisor terminates on March 31, 2002.

We Will be Exposed to New Risks Previously Assumed by the Advisor

Becoming a self-administered and self-advised REIT will expose us to risks to which we have not historically been exposed, such as the risks associated with our own management. In particular, we will be exposed to the risk of inefficiencies and the need to implement strict cost controls in managing our day-to-day activities and the risks and costs associated with the attraction and retention of qualified operating management. We anticipate that becoming a self-advised and self-administered REIT will likely result in higher expenses of administration than those currently charged by the Advisor. The following risks previously associated with the activities of the Advisor will now be borne by us:

•	Increased fixed overhead expenses resulting from engagement of additional personnel and other costs in excess of the fee charged by the Advisor. Our ability to cover expanded overhead may be impaired if our expected growth is not realized or is realized at a slower rate and acquisition activities contract.

•	If our employees fail to perform duties properly, our recourse is limited to these employees, whose liability may be limited by indemnifications from us. Previously, the Advisor could have been liable for such failure.

•	We compete for real estate investments with all types of investors, including domestic and foreign corporations, financial institutions, other real estate investment trusts and individuals. Many of these competitors have greater resources than we do. In addition, the U.S. economy is currently experiencing a slowdown. We will no longer have available the resources and experience of the Advisor and its affiliates to assist us.

•	Our stock price could be adversely affected due to the termination of the Advisor, as we will no longer have the Advisor’s resources and experience.

We Will Incur Additional Expenses and May Have Difficulties in Recruiting and Retaining Additional Management

Our success is, in part, dependent on the support, services and contributions of Mr. Meredith, Mr. Prock and Mr. Wingard. The loss of the services of the existing management team through death, disability or otherwise, after becoming a self-advised and self-administered REIT, could seriously harm our prospects. In August 2001, we entered into an agreement with Mr. Meredith to serve as our President and Chief Executive Officer. Mr. Wingard, our acting Chief Financial Officer, is also an employee. We intend to engage Mr. Prock, a vice president of the Advisor, as an employee following the termination of the Advisor. Mr. Prock is expected to serve substantially the same capacities and fulfill substantially the same roles as he has previously done in his capacities as an employee of the Advisor. If Mr. Meredith, Mr. Prock or Mr. Wingard ceases to perform management services for us, or we consider their performance unsatisfactory, we will be required to secure management services from other personnel. There can be no assurance in such instance that we would be able to obtain qualified management or advisory services or that such services could be obtained on favorable terms. In addition, our agreement with the Advisor provided for limitations of the costs in connection with our management. Under self-management, there would be no such limitations. As a result, the costs of being a self-advised and self-managed REIT could significantly exceed the fees payable to the Advisor or to a successor third-party advisor.

After the Termination of the Advisory Agreements, Our Operations May be Disrupted

After the termination of the Advisor, we may experience the loss or displacement of personnel currently providing services to us. In addition, our operations are currently located in office space leased by the Advisor. If, in connection with the termination of the Advisor, we are required to change office facilities, we may experience delays in timing, the occurrence of any of which could cause disruption in our affairs and increase our costs.

Becoming a Self-advised and Self-administered REIT Will Increase the Influence of Our Current Management Over the Our Affairs

Under Mr. Meredith’s employment agreement, we have agreed to grant Mr. Meredith options to purchase 200,000 shares of our common stock at a strike price equal to fair market value at grant.

These options would vest over a period of two (2) years. To date, no options have been granted to Mr. Meredith and he does not own any shares of our common stock. However, once the options are granted and vested, Mr. Meredith would beneficially own approximately 6.4% of our issued and outstanding common stock upon exercise of these options. Additionally, Mr. Meredith’s employment agreement provides for severance benefits to Mr. Meredith following a change of control, which would include certain changes in the composition of the Board. If enough current Board members resign for any reason, or if the conversion to a self-advised and self-administered REIT were otherwise construed to be a change of control, we may be obligated to pay these benefits to Mr. Meredith. In addition, Mr. Meredith has, in the past, expressed his interest in purchasing an additional ownership interest. Under our Bylaws, no stockholder may hold more than 9.9% of our outstanding shares, unless the Board amends such restriction. By assuming the services previously performed by the Advisor, and if Mr. Meredith acquires an ownership interest in us, Mr. Meredith and our management would be in a position to exercise greater control or significant influence over our affairs.

Provisions Which Could Limit a Change in Control or Deter a Takeover

Restrictions in Tax Law and Our Organizational Documents

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to a concentration of ownership among our stockholders, our Bylaws provide, among other things, that if the Board of Directors determines, in good faith, that direct or indirect ownership of our common stock has or may become concentrated to an extent that would prevent us from qualifying as a REIT, the Board of Directors may prevent the transfer of our common stock. These limitations may have the effect of precluding acquisition of control of us by a third-party without consent of the Board of Directors. In addition, certain other provisions contained in our Articles of Incorporation and Bylaws may have the effect of discouraging a third-party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may deter tender offers for our common stock which offers may be attractive to the stockholders, or deter purchases of large blocks of our common stock, thereby limiting the opportunity for stockholders to receive a premium for their shares of our common stock over then-prevailing market prices.

Change of Control Agreements Could Deter a Change of Control

We have entered into a change of control agreement with Allen K. Meredith, our President and Chief Executive Officer, providing for the payment of money to him upon the occurrence of a change of control, as defined in these agreements. If, within one year following a change of control, Mr. Meredith resigns or is terminated, we will make a severance payment equal to a portion of the executive’s base salary, his average bonus over last three years and medical and other benefits. Based upon his current salary and benefit levels, this provision would result in payments totaling at least $200,000 to Mr. Meredith. In addition, we may enter into other such agreements with other executives. The agreement with Mr. Meredith and possibly other agreements should they be executed, may deter changes of control because of the increased cost for a third party to acquire control of us, thus limiting the opportunity for stockholders to receive a premium for our common stock over then-prevailing market prices.

Tax Risks

Although we believe we are organized and are operating so as to qualify as a REIT under the Internal Revenue Code, no assurance can be given that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified.

Tax Liabilities as a Consequence of Failure to Qualify as a REIT

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT in 2001, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non- qualifying sources represents more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply, and, even if those relief provisions apply, a tax would be imposed with respect to excess net income, any of which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. No assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost. This treatment would reduce funds available for investment or distributions to you because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make, and indeed may not make, distributions to you. To the extent that distributions to you would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Further, in order to maintain our real estate investment trust status, we may borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings.

Gain on Disposition of Assets Deemed Held for Sale in the Ordinary Course is Subject to 100% Tax

We currently are attempting to sell certain properties. If we sell any of our properties, the Internal Revenue Service may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business. Gain from this kind of sale generally will be subject to a 100% tax. Whether an asset is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances of the sale. Although we will attempt to comply with the terms of safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be so characterized, we cannot assure you that we will be able to do so.

ITEM 2. PROPERTIES

GENERAL

In addition to the information in this Item 2, additional information on our properties is contained in our financial statements under Item 8, Item 3 and in Schedule III under Item 14(d) Schedule III (financial statement schedule), specifically as to encumbrances on our properties in this Annual Report on Form 10-K.

As of December 31, 2001, all of our properties were located in California. During the three-year period ended December 31, 2001, the Advisor managed all of our properties. After March 31, 2002, we will become a self-advised and self-managed REIT.

In conjunction with the evaluation of our strategic goals, we are in the process of evaluating all of our properties, including of disposing of certain properties, primarily properties with retail operations that are inconsistent with our new investment objectives. Based on appraisals and holding periods, we determined with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of six properties were less than their carrying value at September 30, 2001. As a result, an impairment loss of $3,800,000, primarily related to the Riverside, CA and Vacaville, CA properties, was recorded in that quarter, measured as the amount by which the carrying amount of the asset exceeded its fair value. Further, in the fourth quarter of 2000, we also recorded an impairment loss on our Fresno, CA property of $300,000.

In the fourth quarter of 2001, we determined that continued ownership of four properties was not consistent with our strategic plan, as they involved retail operations, and have been listed for sale. Accordingly, depreciation expense was no longer recorded for these properties upon listing them for sale.

We carry liability, fire and extended coverage and rental loss insurance on our properties, with certain policy specifications, limits and deductibles. We believe we are adequately covered by such insurance. We do not carry insurance for earthquakes, as we do not believe such coverage is currently cost effective. In addition we cannot predict whether we will be able to obtain and maintain insurance protection against acts of terrorism in the future.

Property taxes on our properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdiction. During 2001, the rates were approximately 1.1%, and in many cases, such taxes were paid directly by the tenant, pursuant to the lease.

A summary of our properties follows:

West Coast Realty Investors, Inc.
Summary of Properties Owned
December 31, 2001

	Rentable		Lease			Next lease
Property	square feet	Property type	type*	Primary Tenant	Occupancy	expiration

Huntington Beach, CA**	5,200	Retail	NNN	Blockbuster, Inc.	100%	12/31/05
Fresno, CA**	8,915	Retail	Gross	Wherehouse Entertainment, Inc.	67%	1/31/03
Riverside, CA**	25,000	Retail	NNN	Sanborn Theaters, Inc.	100%	9/30/05
Tustin, CA	37,740	Suburban Office	NNN	Safegard Business Systems, Inc.	100%	9/30/05
Sacramento, CA (Java City - 717 W. Del Paso Road)	11,200	Lt. Industrial	NNN	Cucina Holdings, Inc.	100%	7/31/03
Sacramento, CA (Java City- 721 W. Del Paso Road)	8,600	Lt. Industrial	NNN	Cucina Holdings, Inc.	100%	7/31/03
Irvine, CA	63,549	Lt. Industrial	NNN	Tycom Corporation	100%	12/31/07
Roseville, CA**	5,133	Retail	NNN	Knox & Associates, Inc.	100%	9/30/17
Corona, CA	37,330	Lt. Industrial	NNN	American National Manufacturing, Inc.	100%	5/31/02
Sacramento, CA(Horn Road)	48,000	Lt. Industrial	NNN	Laufen International, Inc.	100%	7/31/03
Chino, CA	38,554	Lt. Industrial	NNN	Daedo American Corporation	100%	4/8/03
Vacaville, CA	66,000	Lt. Industrial	NNN	Cameron Environmental, Inc.	18%	Month — to month
Cerritos, CA	48,351	Lt. Industrial	NNN	Casco Group, Inc.	100%	6/30/08
Ontario, CA	40,000	Lt. Industrial	NNN	Adelphia Communication Corp.	100%	8/14/13
Folsom, CA	52,186	Suburban Office	Gross	California Independent System Operator Corporation	100%	Various; largely 2006

*	“NNN” represents a triple net lease where the tenant is responsible for taxes, insurance and maintenance; “Gross” represents a lease where we are responsible for paying for such items, although we may be reimbursed, subject to limitations, by the tenant.

**	Listed for sale.

A discussion of circumstances in specific properties follows:

Riverside, CA

On September 7, 2001, we amended the existing lease for, among other items, accelerate the lease expiration to September 30, 2005, and reduced the monthly payment to $25,000 plus usage payments of $2,300 per month. Further, we agreed to take title to certain of the tenant’s assets in satisfaction of unpaid rent and late charges totaling approximately $287,000.

Corona, CA

We have been notified by the tenant that the tenant will not exercise its option to extend its lease and will vacate in May 2002.

Vacaville, CA

Mindscape, Inc. leased 53,850 of 66,000 total square feet of the property. Pursuant to the lease terms, Mindscape, Inc. exercised its early termination option on August 31, 2001 by the payment of approximately $150,000. The 53,850 square feet it occupied is vacant as of December 31, 2001, and we are actively attempting to secure a new tenant.

SIGNIFICANT TENANTS

Tenants representing 10% or more of our total rental revenue for the year ended December 31, 2001 are as follows:

Safeguard (Tustin, CA) accounted for 14% of our total rental revenue Tycom (Irvine, CA) accounted for 12% of our total rental revenue

Tenants representing 10% or more of our total rental revenue for the year ended December 31, 2000 are as follows:

Safeguard (Tustin, CA) accounted for 13% of our total rental revenue Tycom (Irvine, CA) accounted for 11% of our total rental revenue

Tenants representing 10% or more of our total rental revenue for the year ended December 31, 1999 are as follows:

Safeguard (Tustin, CA) accounted for 13% of our total rental revenue
Tycom (Irvine, CA) accounted for 10% of our total rental revenue
CMS Welding & Machinery (Fremont, CA, sold in 2000) accounted for 10 of our total rental revenue

Headquarters

We lease our headquarters at 3000 Sand Hill Road, Building 3, Suite 140, Menlo Park, California, 94025 under a sublease arrangement dated October 19, 2001 with Sand Hill Advisors, Inc. on a month-to-month basis for $2,000 per month. In addition, during the three years ended December

31, 2001, the Advisor provided us office space and other office services at 5933 West Century Blvd., Suite 900, Los Angeles, California, 90045 for $2,000 per month. We may continue to use this office space after the Advisor terminates its agreement with us.

ITEM 3. LEGAL PROCEEDINGS

We are a defendant in a lawsuit entitled John Lonberg; Ruthee Goldkorn v. Sanborn Theaters, Inc. and So-Cal Cinema, Inc.; Salts, Troutman and Kaneshiro, Inc.; West Coast Realty Investors, Inc., in the U.S. District Court for the Central District of California (Case #CV-97-6598AHM(JGx)). We were added as a defendant in the plaintiff’s First Amended Complaint filed May 7, 1998.

The plaintiffs alleged violations of the federal Americans with Disabilities Act and the California Unruh Civil Rights Act with respect to their movie-going experiences, including inadequate physical accommodations for individuals with disabilities and insensitive theater personnel. Sanborn Theaters, Inc (“Sanborn”) is the tenant and theater operator. Salts, Troutman and Kaneshiro, Inc. is the architect who designed the theater and its interiors.

The plaintiffs seek actual damages of $1,000 for each violation of law; three times actual damages; and attorney’s fees, expenses and costs. The plaintiffs also seek mandatory injunctive relief requiring the defendants to reconfigure the theater.

The plaintiffs have agreed to dismiss their claims under the Unruh Civil Rights Act.

The U.S. Department of Justice, Civil Rights Division (“DOJ”) filed a Motion to Intervene in the case on March 1, 1999. DOJ has sued Sanborn only and preliminary discussions have been held between the DOJ and Sanborn. Sanborn intends to vigorously defend against the DOJ.

We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe we have complied with all applicable provisions of law and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2001 Annual Stockholders Meeting on October 2, 2001, our stockholders considered the following actions, with the following results:

						Broker
	For			Against	Withheld	non-vote

		% of
		shares
	No. of	voted for	% of	No. of	No. of	No. of
	Shares	this item	outstanding	Shares	Shares	Shares

Proposal No. 1—Election of directors
Allen K. Meredith	1,428,343	88%	49%	57,608	128,086	—
Neal E. Nakagiri	1,428,343	88%	49%	57,608	128,086	—
Patricia F. Meidell	1,428,343	88%	49%	57,608	128,086	—
James P. Moore	1,428,343	88%	49%	57,608	128,086	—
John H. Redmond	1,428,343	88%	49%	57,608	128,086	—
Proposal No. 2—Ratification of appointment independent accountants	1,440,086	89%	49%	77,901	96,050	—
Proposal No. 3—Ratification of Advisory Agreement	1,431,540	89%	49%	74,620	107,877	—
Proposal No. 4—Amendment of Bylaws to provide that the number of directors may be increased or decreased by the Board of Directors or stockholders, by between three and seven directors	1,419,092	88%	48%	93,084	101,861	—

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not traded on any stock exchange or over-the-counter market. Our stock trades from time to time on the American Partnership Board, an auction-based resale system on the Internet that facilitates trading of illiquid securities (the “APB”). As of March 15, 2002, there were 2,927,967 shares of our common stock outstanding and 1,194 stockholders of record. We have applied for listing on the Nasdaq SmallCap Market and may apply to other markets. There can be no assurance that we will indeed be listed on the Nasdaq Small Cap Market or other markets. The stock price data in the table below was prepared from data provided by the APB. Stockholders are cautioned that prior sales data should not be used to determine the value of our common stock nor should it be used to anticipate the prices at which our common stock might trade in an active market.

	Years ended December 31,

	2001		2000

	Stock Price		Stock Price

	High	Low	High	Low

First quarter	$6.31	$6.31	$7.04	$6.65
Second quarter	$6.62	$6.35	$6.85	$6.59
Third quarter	$6.39	$6.39	$6.37	$5.23
Fourth quarter	$6.30	$5.85	$6.01	$5.70

Dividends totaling $1,610,381, $6,617,206 and $1,874,666 were declared in 2001, 2000 and 1999, respectively are summarized below:

During 2001 our Board of Directors declared and paid the following dividends:

	Outstanding	Amount	Total
Record Date	Shares	Per Share	Dividend

March 31, 2001	2,927,967	$0.150	$439,195
June 30, 2001	2,927,967	$0.150	439,195
September 30, 2001	2,927,967	$0.150	439,195
December 19, 2001	2,927,967	$0.100	292,796

Total			$1,610,381

During 2000 our Board of Directors declared and paid the following dividends:

	Outstanding	Amount	Total
Record Date	Shares	Per Share	Dividend

December 31, 1999*	2,927,967	$0.060	$175,678
March 31, 2000	2,927,967	$0.175	512,394
May 23, 2000	2,927,967	$0.650	1,903,179
June 30, 2000	2,927,967	$1.075	3,147,565
October 1, 2000	2,927,967	$0.150	439,195
December 28, 2000	2,927,967	$0.150	439,195

Total			$6,617,206

During 1999, our Board of Directors declared and paid the following dividends:

	Outstanding	Amount	Total
Record Date	Shares	Per Share	Dividend

March 1, 1999	2,932,762	$0.160	$469,241
June 1, 1999	2,927,967	$0.160	468,475
September 1, 1999	2,927,967	$0.160	468,475
December 1, 1999	2,927,967	$0.160	468,475

Total			$1,874,666

*	Represents a “spill-over” dividend declared and issued on March 15, 2000.

Our Board of Directors has the authority to pay dividends based on such considerations as the Board of Directors may deem necessary. Even if we determine to pay a dividend on or make a distribution in respect of the capital stock of the Company, there can be no assurance that we will generate sufficient cash flow to pay such a dividend, or that we will maintain the current dividend payment levels.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the financial statements and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. Certain reclassifications have been made to the prior years’ amounts to conform to the presentation of the current year’s financial statements.

	2001	2000	1999	1998	1997

Operating results:
Revenues	$4,622,746	$4,977,909	$5,397,663	$3,803,884	$2,955,324
Net gain of sale of rental real estate	—	2,154,727	—	—	262,168
Net (loss) income	(2,522,159)	3,207,619	1,070,670	763,608	978,978
Net cash flows from operating activities	2,141,748	2,344,837	1,942,803	1,189,314	1,832,483
Net cash flows (used in) provided by investing activities	(178,368)	7,999,102	(10,625,918)	(9,186,901)	(6,405,754)
Net cash flows (used in) provided by financing activities	(2,087,888)	(10,970,484)	5,963,408	(10,492,317)	4,655,934
Dividends	1,610,381	6,617,206	1,874,666	1,772,037	1,791,710
Weighted average shares outstanding	2,927,967	2,927,967	2,929,442	2,640,041	1,839,018
Per share data -— basic and assuming dilution:
Net (loss) income excluding gain on sale of rental real estate	(0.86)	0.36	.37	.29	.39
Gain on sale of rental real estate	—	0.74	—	—	.14

Net (loss) income	(0.86)	1.10	.37	.29	.53
Dividends	.55	2.26	.64	.67	.78
Financial position at December 31
Total assets	$36,762,611	$41,229,750	$48,864,500	$41,255,672	$29,839,091
Notes payable	19,796,510	20,263,273	24,616,551	16,686,668	11,194,832
Stockholders’ equity	16,340,150	20,302,288	23,473,468	24,034,280	17,852,962

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that we believe are to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Revenue Recognition — We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Certain of

the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred.

Real Estate — We record real estate assets at the lower of cost or fair value if impaired. Costs incurred to unaffiliated third parties for the acquisition of properties are capitalized.

We evaluate the recoverability of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Our assessment of recoverability of our real estate assets includes, but is not limited to recent operating results, expected cash flows and our plans for future operations.

Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. We stop recording depreciation on a property once it is classified as “held for sale”.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity to fund distributions, principal payment on notes payable and minor capital expenditures is our cash flows from operating activities. In order to qualify as a REIT for federal income tax purposes, we must distribute annually at least 90% of our REIT taxable income (excluding capital gains). Accordingly, we currently intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to holders of our common stock. As a policy, we keep cash balances on hand for reserves for unexpected cash requirements. Our primary source for liquidity to fund asset acquisitions, major capital expenditures and balloon payments on notes payable includes refinancing selected existing notes payable and the proceeds from asset sales. Further, we may attempt to obtain funding by issuing additional equity either in the form of common stock or through joint ventures.

During the fourth quarter of 2001, we lowered our dividend rate, due to the following:

•	Possible increases in our general and administrative expenses as a percentage of revenues, as a result of our conversion to a self-administered and self-managed REIT;

•	Increased number of tenants who are subleasing (or attempting to sublease) a portion of their property, which may indicate a lack of intent to re-lease the property upon the expiration of the lease term; and

•	A vacancy in our Vacaville, CA property and the anticipated vacancy upon the lease expiration in our Corona, CA property, including loss of rental income and cost of capital improvements;

The following table presents our contractual cash obligations as of December 31, 2001:

	Payments Due by Period

Contractual Obligations	Total	Less Than One year	One to Three Years	Three to Five Years	Over Five Years

Long-Term Debt	19,796,510	4,396,416	5,712,157	1,667,038	8,020,899

Total Contractual Cash Obligations	19,796,510	4,396,416	5,712,157	1,667,038	8,020,899

At December 31, 2001, our net real estate investments totaled $34,861,159, for the 15 properties we own. Depending upon the availability and cost of external capital, we anticipate making additional investments in light industrial and suburban office properties. We intend to fund new investments from existing cash balances (subject to maintaining reasonable cash reserves), refinancing of selected existing mortgage debt to higher balances and the proceeds from asset sales. We may consider other sources of possible funding, including joint ventures. To increase our financial flexibility, we may obtain a revolving line of credit, although there can be no assurance we will be successful.

We believe our liquidity and various sources of capital are sufficient to fund operations including capital expenditures and leasing commissions, meet debt service and dividend requirements under the Internal Revenue Code for REIT status and finance future investments. We believe our properties are in good condition without significant deferred maintenance obligations and are leased under “triple-net” leases, which reduce our risk pertaining to excessive maintenance and operating costs. However, we anticipate we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2001, such as scheduled debt repayments (including balloon payments on our debt) and property acquisitions.

On January 15, 2002, our stockholders voted to amend our Bylaws to increase the limit on our leverage, our borrowings as a percentage of the aggregate property value (as defined) from 50% to 65%. In addition, the definition of “value” was changed to allow the Board to use outside appraisals to determine market value. If future appraisals were to show an increase in our property values, we would be able to borrow additional funds against the same assets, assuming we find a willing lender.

CASH FLOWS IN 2001

Our cash resources decreased $124,508 during the year ended December 31, 2001. During 2001, cash provided by operating activities was $2,141,748 primarily from net income adjusted for non-cash items as depreciation and impairment loss. Investing activities in 2001 resulted in a $178,368 use of cash resources primarily for various capital expenditures at our Cerritos, CA and Corona, CA properties. For the year ended December 31, 2001 financing activities used $2,087,888, due largely to dividends totaling $1,610,381 and principal payments on notes payable of $466,763.

CASH FLOWS IN 2000

Our cash resources decreased $626,545 during the year ended December 31, 2000. Cash provided by operating activities in 2000 was $2,344,837, primarily from $3,207,619 in net income, less the non-operating gain on sale of rental real estate totaling $2,154,727 from the Huntington Beach (OPTO-22) and Fremont properties, plus non-cash charges. Investing activities resulted in a $7,999,102 increase in cash resources for the year 2000 due to cash proceeds from the sale of these two properties. For the year ended December 31, 2000 financing activities used $10,970,484 due to distributions of dividends totaling $6,617,206 (largely in order to meet REIT distribution requirements from the taxable income related to the property sales) and repayments on notes payable of $4,353,278, also primarily from the property sales.

CASH FLOWS IN 1999

Our cash resources decreased $2,719,707 during the year ended December 31, 1999. Cash provided by operating activities increased by $1,942,803 in 1999 largely due to in net income adjusted for non-cash items. Investing activities used $10,625,918 for the purchase of the Ontario, CA and Folsom, CA properties. For the year ended December 31, 1999, financing activities provided $5,963,408 primarily from notes payable obtained for the above purchases, and was offset in part by dividends totaling $1,874,666.

RESULTS OF OPERATIONS

2001 Compared to 2000

Operations for the years ended December 31, 2001 and 2000 represented full years of rental operations for all of our properties except for the Huntington Beach, CA (OPTO-22) property, which was sold on April 12, 2000, and the Fremont, CA property, which was sold on June 30, 2000. No properties were sold in 2001.

Rental revenue decreased by $305,016 (6%) for the year ended December 31, 2001, as compared to the year ended December 31, 2000, primarily due to the loss of rents in 2001 from the sale of the OPTO-22 and Fremont properties in 2000.

Interest income decreased by $50,147 (49%) for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to lower average balances maintained in interest earning assets and lower interest rates.

Interest expense decreased by $266,591 (15%) for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to the partial year of interest on debt associated with the sales of the OPTO-22 and Fremont properties and significantly lower interest rates on our variable rate debt.

General and administrative costs increased by $212,756 (43%) principally due to the our conversion to a self-advised and self-managed REIT, including the hiring of three employees, legal expenses related to two proxy statements and other general legal issues.

Depreciation expense decreased by $86,520 (11%) for the year ended December 31, 2001, as compared to the year ended December 31, 2000, primarily due to the sales of the OPTO-22 and Fremont properties, and the re-characterization of four properties as “held for sale” in the fourth quarter of 2001, which meant that depreciation expense was not charged to those four properties in the fourth quarter of 2001, as it had been during the same quarter in 2000.

Operating expenses increased by $25,295 (4%), primarily due to parking lot repairs at the Cerritos, California and Corona, California properties, and was offset in part by the fact that there were no operating costs during 2001 for the OPTO-22 and Fremont properties, which were sold in 2000.

During the quarter ended September 30, 2001, we determined with the Advisor, that the total expected future cash flows from operations and ultimate disposition of six properties was less than the carrying value of the properties and recorded a loss of $3,800,000 to reduce the properties to their fair value, based on recent appraisals.

In March 2001, we received $165,053 from Banker’s Standard Insurance Company (Banker’s Standard”) in partial settlement of a lawsuit regarding Bankers Standard’s responsibility to defend the Company in the Market Place Cinema lawsuit. See Item 3. Banker’s Standard is also required to pay the subsequent legal costs of defending this action. We had previously expensed these legal costs, and as a result the proceeds of the settlement were taken into income in March 2001. There was no such item in 2000.

Net gain on sale of real estate investments was $2,154,727 in 2000 from the sales of the OPTO-22 and Fremont properties; there were no property sales in 2001.

Net (loss) income for the year ended December 31, 2001 was ($2,522,159), compared to net income of $3,207,617 in year ended December 31, 2000. This decrease was primarily due to the gain on sale of the OPTO-22 and Fremont properties in 2000 and the impairment loss recorded in 2001.

The weighted average number of shares outstanding for the year ended December 31, 2001 was 2,927,967, the same as the prior year. Net (loss) income per share decreased from $1.10 in 2000 to ($0.86) in 2001 primarily as a result of the gain on sales of properties during 2000 and the impairment loss recorded in 2001.

2000 Compared to 1999

Operations for the year ended December 31, 2000 represented full years of rental operations for all of our properties except for the Huntington Beach, CA (OPTO-22) property, which was sold on April 12, 2000, and the Fremont, CA property, which was sold on June 30, 2000 and the Ontario, CA and Folsom, CA properties which were purchased in January and May 1999, respectively. No properties were sold in 1999.

Rental revenue decreased $414,595 (8%) in the year ended December 31, 2000 compared to the year ended December 31, 1999, primarily due to the loss of rents from the sale of the OPTO-22 property in April 2000 and the sale of the Fremont property in June 2000, partially offset by the ownership of the Folsom property for a full twelve months in 2000 (compared to eight months during 1999). Interest income decreased $5,159 (5%) for the year ended December 31, 2000 due to lower average balances maintained in interest earning assets.

Interest expense decreased $33,890 (2%) due to the pay-off of debt associated with the sales of the OPTO-22 and Fremont properties and the pay-off of the Sacramento, CA (Java City at 717 West Del Paso Road) property loan on June 30, 2000 and offset by interest on the loan on the Folsom property for a full twelve months in 2000. Depreciation expense increased $76,373 (11%) and operating expenses, increased $28,425 (5%) primarily due to the ownership of the Folsom property for a full twelve months in 2000. General and administrative costs decreased $772,884 (61%) principally because we did not incur acquisition and financing fees in 2000 (we incurred $682,414 of such fees in 1999). During the quarter ended December 31, 2000, we determined with the Advisor that the total expected future cash flows from operations and ultimate disposition of the Fresno property was less than the carrying value of the property, due to overbuilding of commercial properties in the Fresno area. Therefore the property was deemed to be impaired. As a result, an impairment loss of $300,000 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value. Fair value was determined based on a recent appraisal.

On April 12, 2000 the tenant of the OPTO-22 property executed its right to purchase the property. The property sold for $3,675,000 resulting in a gain of $999,150. On June 30, 2000 the Fremont property was sold to an unaffiliated buyer for $4,850,000 resulting in a gain of $1,155,578. No properties were sold in 1999.

Net income for the year ended December 31, 2000 was $3,207,619, $2,136,949 greater than the year ended December 31, 1999. This increase was primarily due to the gain on sale of the OPTO-22 and Fremont properties.

The weighted average number of shares outstanding for the year ended December 31, 2000 was 2,927,967 compared to 2,929,442 for 1999. Net income per share increased from $.37 in 1999 to $1.10 in 2000 primarily as a result of the gain on sales of properties during 2000.

Inflation and changing prices have not had a material effect on our operations.

NEW ACCOUNTING PRONOUNCEMENTS

Information on new accounting pronouncements is contained in our financial statements under Item 8 in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks from our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to two mortgage loans totaling $6,093,034 at December 31, 2001. We generally enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We periodically evaluate the level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We did not have any derivative financial instruments at December 31, 2001 or 2000.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets and liabilities other than notes payable) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of notes discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of our notes payable exceeds their carrying value by approximately $1,800,000 at December 31, 2001. The fair value of our notes payable approximates their carrying value at December 31, 2000.

We had $6,093,034 and $6,212,725 in variable rate debt outstanding at December 31, 2001 and 2000, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $30,000 and $50,000, respectively, on the years ended December 31, 2001 and 2000 on our earnings and cash flows based on these debt levels. We cannot predict the effect of adverse changes in interest rates on its variable rate debt and, therefore, our exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, our future results may differ materially from the estimated adverse changes discussed above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

West Coast Realty Investors, Inc.
Menlo Park, California

We have audited the accompanying balance sheets of West Coast Realty Investors, Inc., as of December 31, 2001 and 2000 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Realty Investors, Inc., at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule III presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Los Angeles, California
February 8, 2002

WEST COAST REALTY INVESTORS, INC.
BALANCE SHEETS

December 31,	2001	2000

Assets
Rental real estate, less accumulated depreciation (Notes 1 and 2)	$29,458,317	$38,871,691
Cash and cash equivalents	1,123,827	1,248,335
Deferred rent	545,030	596,254
Accounts receivable	14,184	307,176
Loan origination fees, net of accumulated amortization of $144,483 and $134,343 in 2001 and 2000	167,389	198,054
Rental real estate held for sale, net	5,402,842	—
Other assets	51,022	8,240

Total assets	$36,762,611	$41,229,750

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$9,958	$5,028
Due to related party (Note 3)	37,477	72,267
Security deposits and prepaid rent	303,852	319,861
Other liabilities	274,664	267,033
Notes payable (Note 4)	19,796,510	20,263,273

Total liabilities	20,422,461	20,927,462
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock $.01 par value; 5,000,000 shares authorized; 2,927,967 shares issued and outstanding as of December 31, 2001 and 2000	29,280	29,280
Additional paid-in capital	27,147,772	26,977,370
Dividends in excess of retained earnings	(10,836,902)	(6,704,362)

Total stockholders’ equity	16,340,150	20,302,288

Total liabilities and stockholders’ equity	$36,762,611	$41,229,750

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
STATEMENTS OF INCOME

Years ended December 31,	2001	2000	1999

Revenues
Rental (Notes 1 and 2)	$4,569,683	$4,874,699	$5,289,294
Interest	53,063	103,210	108,369

	4,622,746	4,977,909	5,397,663

Cost and expenses
Interest expense	1,530,480	1,797,071	1,798,544
General and administrative	705,265	492,509	1,265,393
Depreciation	675,935	762,455	718,499
Operating	598,278	572,982	544,557
Impairment loss (Note 1)	3,800,000	300,000	—

	7,309,958	3,925,017	4,326,993

Net (loss) income from operations	(2,687,212)	1,052,892	1,070,670
Insurance recovery from lawsuit (Note 8)	165,053	—	—

Net (loss) income before gain on sale of rental real estate	(2,522,159)	1,052,892	1,070,670
Gain on sale of rental real estate (Note 1)	—	2,154,727	—

Net (loss) income	$(2,522,159)	$3,207,619	$1,070,670

Net (loss) income per share — basic and assuming dilution (Note 5):
Net (loss) income before gain on sale of rental real estate	$(0.86)	$0.36	$0.37
Gain on sale of rental real estate	$—	$0.74	$—

Net (loss) income per share	$(0.86)	$1.10	$0.37

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,	2001	2000	1999

Cash flows from operating activities
Net (loss) income	$(2,522,159)	$3,207,619	$1,070,670
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	675,935	762,455	718,499
Interest expense due to amortization of loan origination fees	41,410	32,417	30,842
Impairment loss	3,800,000	300,000	—
Gain on sale of rental real estate	—	(2,154,727)	—
Equity contribution by Affiliates through expense reimbursements	170,402	238,407	290,996
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Deferred rent	51,224	(47,712)	(142,564)
Accounts receivable	5,956	55,538	(362,714)
Other assets	(42,782)	10,132	97,317
Accounts payable	4,930	4,300	(33,814)
Due to related party	(34,790)	(14,899)	30,817
Security deposits and prepaid rent	(16,009)	(113,993)	160,813
Other liabilities	7,631	65,300	81,941

Net cash provided by operating activities	2,141,748	2,344,837	1,942,803

Cash flows from investing activities
Capital expenditures	(178,368)	—	—
Purchases of rental real estate	—	—	(10,625,918)
Proceeds from sale of rental real estate	—	7,999,102	—

Net cash (used in) provided by investing activities	(178,368)	7,999,102	(10,625,918)

Cash flows from financing activities
Repurchase of treasury stock	—	—	(47,812)
Dividends	(1,610,381)	(6,617,206)	(1,874,666)
Proceeds from notes payable	—	—	8,339,590
Payments on notes payable	(466,763)	(4,353,278)	(409,707)
(Increase) in loan origination fees	(10,744)	—	(43,997)

Net cash (used in) provided by financing activities	(2,087,888)	(10,970,484)	5,963,408

Net (decrease) in cash and cash equivalents	(124,508)	(626,545)	(2,719,707)
Cash and cash equivalents, beginning of year	1,248,335	1,874,880	4,594,587

Cash and cash equivalents, end of year	$1,123,827	$1,248,335	$1,874,880

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
STATEMENTS OF STOCKHOLDER’S EQUITY
Years Ended December 31, 2001, 2000 and 1999

				Dividends
	Common Stock		Additional	in Excess of
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 1998	2,932,762	$29,328	$26,495,731	$(2,490,779)	$24,034,280
Treasury stock	(4,795)	(48)	(47,764)	—	(47,812)
Net income for the year	—	—	—	1,070,670	1,070,670
Equity contribution by affiliates through expense reimbursements (Note 3)	—	—	290,996	—	290,996
Dividends declared ($.64 per share) (Note 5)	—	—	—	(1,874,666)	(1,874,666)

Balance, December 31, 1999	2,927,967	29,280	26,738,963	(3,294,775)	23,473,468
Net income for the year	—	—	—	3,207,619	3,207,619
Equity contribution by affiliates through expense reimbursements (Note 3)	—	—	238,407	—	238,407
Dividends declared ($2.26 per share) (Note 5)	—	—	—	(6,617,206)	(6,617,206)

Balance, December 31, 2000	2,927,967	29,280	26,977,370	(6,704,362)	20,302,288
Net (loss) for the year	—	—	—	(2,522,159)	(2,522,159)
Equity contribution by affiliates through expense reimbursements (Note 3)	—	—	170,402	—	170,402
Dividends declared ($0.55 per share) (Note 5)	—	—	—	(1,610,381)	(1,610,381)

Balance, December 31, 2001	2,927,967	$29,280	$27,147,772	$(10,836,902)	$16,340,150

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF ACCOUNTING POLICIES

Business

West Coast Realty Investors, Inc. was organized in October 1989 under the laws of the State of Delaware. We have elected tax status as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes since 1991. Through the year ended December 31, 2001, we were advised by West Coast Realty Advisors, Inc. (“WCRA”) and our properties were managed by West Coast Realty Management (“WCRM”) (collectively, the “Advisor”), each of which is a wholly-owned subsidiary of Associated Financial Group, Inc. The Advisor manages and oversees our investments, subject to the direction of the Board of Directors. The Advisor has notified us that it will terminate as advisor effective March 31, 2002, and thereafter we intend to become self-managed and self-administered. On January 15, 2002, our stockholders voted to amend our Bylaws to allow us to become self-managed upon the Advisor’s termination and we intend to become self-managed and self-administered upon the Advisor’s termination.

We are organized for the purpose of investing in, holding and managing income-producing residential, industrial, retail and commercial properties. As of December 31, 2001, all of our properties were located in California, and we did not own any residential properties. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance.

We have acquired properties for cash or on a leveraged basis with aggregate mortgage indebtedness at or below 50% percent of the purchase price of all properties on a combined basis, or 80% percent for an individual property. The debt limitation of 50% of the aggregate purchase prices of all properties was amended by a stockholder vote on January 15, 2002 to allow for leverage to 65% of the value of the property, as defined.

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

Real estate classified as "held for sale" is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF ACCOUNTING POLICIES

In the normal course of business, we may receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of December 31, 2001, there were four properties classified as “held for sale”, as they were listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. There can be no assurance that the properties held for sale will be sold in the near term, at prices we consider acceptable, or at all. There were no properties classified as “held for sale” as of December 31, 2000.

Rental Income, Operating Expense and Capitalized Costs

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. Percentage rents in the three years ended December 31, 2001 were immaterial, and recognized when received. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Acquisition Costs

We expense internal acquisition costs, including acquisition costs paid the to the Advisor, in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions”.

Loan Origination Fees

Loan origination fees are capitalized and amortized over the life of the loan and included in interest expense.

Cash and Cash Equivalents

We consider cash in the bank, liquid money market funds and all highly liquid certificates of deposit, with original maturities of three months of less, to be cash and cash equivalents. We place funds in creditworthy, high-quality financial institutions. Cash and cash equivalent balances are held with various financial institutions and at times may exceed the Federal Deposit Insurance Corporation limit of $100,000.

Consolidation

We own all of our assets directly and have no subsidiaries.

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Net Income Per Share

We calculate net income per share by dividing the net income by the weighted average number of shares outstanding for the period. We did not have any potentially dilutive securities in any of the three years ended December 31, 2001.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distribution to owners. We do not have any components of comprehensive income in any of the years ended December 31, 2001, 2000 and 1999.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation of the current year’s financial statements.

Descriptive Information About Reportable Segments

Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”) requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate, which comprised 97% of our total assets at both December 31, 2001 and 2000 and approximately 99%, 97% and 97% of our total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. All the rental real estate we own is located in California. As most of our leases are to single tenants under long-term leases, on a triple net basis, we do not use reporting by geographic region.

Our business focus is the ownership and operation of suburban office properties and light industrial buildings; we evaluate performance and allocate resources primarily based on the

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF ACCOUNTING POLICIES

opportunity for growth of net operating income (“NOI”). We define NOI (and generally the real estate industry) as the excess of all revenue generated by the property (primarily rental revenue) less direct operating expenses (primarily, but not limited to, property taxes, insurance, property management and maintenance expense, to the extent not paid by the tenant). NOI excludes depreciation, capitalized expenditures and interest expense. In addition to NOI growth prospects, we evaluate properties for planned capital expenditures and various risks such as non-payment of rent by tenant, term of the lease and other factors. NOI from our properties totaled $3,971,405, $4,301,707 and $4,744,737 for the years ended December 31, 2001, 2000 and 1999, respectively. All other segment measurements are presently disclosed in the accompanying consolidated balance sheets and Notes to Financial Statements.

All revenues are from external customers and there are no revenues from transactions with other segments. See Note 1 for tenants that contributed 10% or more of our total revenues for the years ended December 31, 2001, 2000 and 1999. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. There is no provision for federal or state income taxes as we are organized as a REIT and as such, there is no tax due; see Note 6.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF ACCOUNTING POLICIES

We had no previous transactions that resulted in the recognition of goodwill. The adoption of SFAS 141 and SFAS 142 is not expected to have any material affect on ours financial statements.

Statement of Financial Accounting Standard 143 (SFAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. We do not believe adoption of this Statement will not have a material affect on our financial statements.

Statement of Financial Accounting Standard 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. We are assessing but have not yet determined how the adoption of SFAS 144 will impact our financial statements.

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -— RENTAL REAL ESTATE

Our major categories of rental real estate are:

December 31,	2001	2000

Land	$10,672,326	$13,658,414
Buildings and improvements	21,141,666	27,943,494

	31,813,992	41,601,908
Less accumulated depreciation	(2,355,675)	(2,730,217)

Net rental properties	$29,458,317	$38,871,691

Our major categories of rental real estate held for sale are:

December 31,	2001	2000

Land	$2,476,319	$—
Buildings and improvements	3,977,000	—

	6,453,319	—
Less accumulated depreciation	(1,050,477)	—

Net rental properties	$5,402,842	$—

Once a property is classified as held for sale, we stop charging depreciation expense.

A portion of our rental revenue was earned from tenants whose individual rents represented more than 10% of our total rental revenue. Specifically:

Two tenants accounted for 14% and 12% in 2001. Further, one tenant accounted for over 9%
Two tenants accounted for 13% and 11% in 2000.
Three tenants accounted for 13%, 10% and 10% in 1999.

In conjunction with the implementation of our new business plan, we are in the process of evaluating all of our properties, including disposing of certain properties, primarily properties with retail operations that are inconsistent with our new investment objectives. Based on appraisals, estimated disposal costs and holding periods, we determined, with the Advisor, that the total expected future cash flows and the ultimate disposition of certain properties were less than their carrying value at September 30, 2001. As a result, an impairment loss of $3,800,000,

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

primarily related to the Riverside, CA and Vacaville, CA properties, was recorded in that quarter, measured as the amount by which the carrying amount of the asset exceeded its fair value.

During the quarter ended December 31, 2000, we determined that the total expected future cash flows from operations and ultimate disposition of the Fresno, CA property was less than the carrying value of the property, due to overbuilding of commercial properties in the Fresno area. Therefore the property was deemed to be impaired. As a result, an impairment loss of $300,000 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value. Fair value was determined based on a recent appraisal, net of estimated disposal costs.

On April 12, 2000 the tenant of the Huntington Beach, CA (OPTO-22) property executed its right to purchase the property. The property sold for $3,675,000 resulting in a gain of $999,150. Proceeds from the sale were distributed on May 31, 2000 to stockholders of record as of May 23, 2000. On June 30, 2000 the Fremont, CA property was sold to an unaffiliated buyer for $4,850,000 resulting in a gain of $1,155,578. Proceeds from the sale were included in the regular quarterly dividend distributed on July 14, 2000 to stockholders of record as of June 30, 2000.

NOTE 2 -— FUTURE MINIMUM RENTAL INCOME

As of December 31, 2001, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

Years ending December 31,	Amount

2002	$4,044,569
2003	3,490,279
2004	3,205,200
2005	3,008,521
2006	2,083,670
Thereafter	7,036,673

Total	$22,868,912

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 3 -— RELATED PARTY TRANSACTIONS

We have two agreements with the Advisor to provide advice on investments and to administer our the day-to-day operations including property management — the Amended and Restated Advisory Agreement dated July 1, 2001 and the Amended and Restated Property Management Agreement dated July 1, 1998. The Advisor has informed us they will no longer provide

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

advisory services after March 31, 2002, pursuant to the terms of the above agreements. We intend to become fully self-administered and self-managed at that time.

At December 31, 2001, the Advisor owned 22,556 of our shares, less than 1% of our outstanding shares. Certain of our officers and directors are also officers and directors of the Advisor and its affiliates.

The following related party transactions are included in the statements of income:

Years ending December 31,	2001	2000	1999

Overhead expenses reimbursed to the Advisor	$24,000	$24,000	$24,000

Fees related to the purchase, sale or refinancing of real estate	$0	$255,750	$682,414

Property management fees earned by WCRM	$182,342	$185,722	$200,702

Advisory fees earned by WCRA, which waived collection of these fees, which are included in additional paid-in capital	$170,402	$238,407	$290,996

In addition, we had related party accounts payable as follows:

December 31,	2001	2000

Associated Securities Corporation	$22,000	$22,500
West Coast Realty Management, Inc.	13,477	43,767
West Coast Realty Advisors, Inc.	2,000	6,000

	$37,477	$72,267

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -— NOTES PAYABLE

Notes payable consist of the following:

December 31,	2001	2000

8.250% promissory note secured by a Deed of Trust on the Huntington Beach, CA property, monthly principal and interest payments are $4,934, due February 1, 2004	$493,605	$511,291
8.250% promissory note secured by a Deed of Trust on the Fresno, CA property, monthly principal and interest payments are $5,244 due August 1, 2003	565,136	579,083
8.250% promissory note secured by a Deed of Trust on the Riverside, CA property, monthly principal and interest payments are $9,116, due November 8, 2004	1,113,865	1,129,406
9.625% promissory note secured by a Deed of Trust on the Tustin, CA property, monthly principal and interest payments are $24,190, due February 1, 2005	1,626,410	1,753,440
8.000% promissory note secured by a Deed of Trust on the Sacramento, CA property (Java City 721 West Del Paso Road), monthly principal and interest payments are $3,126, due June 1, 2018	340,187	350,053
Variable rate promissory note secured by a Deed of Trust on the Irvine, CA property, interest rate margin is 1.90% over the 3 month LIBOR with right of conversion after the first year (4.500% at December 31, 2001), monthly payments of principal and interest are $16,693, due August 1, 2007	2,140,535	2,189,455
8.330% promissory note secured by a Deed of Trust on the Roseville, CA property, monthly principal and interest payments are $11,510 due July 1, 2008	1,383,654	1,405,518

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -— NOTES PAYABLE — continued

December 31,	2001	2000

7.375% promissory note secured by a Deed of Trust on the Corona, CA property, monthly principal and interest payments are $7,309 due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the existing rate)	944,456	961,809
7.375% promissory note secured by a Deed of Trust on the Sacramento, property (Horn Road), monthly principal and interest payments are $7,309, due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the existing rate)	944,456	961,810
7.500% promissory note secured by a Deed of Trust on the Chino, CA property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	879,918	895,323
7.500% promissory note secured by a Deed of Trust on the Vacaville, CA property, monthly principal and interest payments are $10,346, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	1,331,784	1,355,094
7.500% promissory note secured by a deed of trust on the Cerritos, CA property, monthly principal and interest payments are $9,238, due April 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less than the existing rate)	1,199,676	1,219,732

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -— NOTES PAYABLE — continued

December 31,	2001	2000

7.500% promissory note secured by a deed of trust on the Ontario, CA property, monthly principal and interest payments are $22,390, due March 1, 2004	2,880,329	2,927,989
Variable rate promissory note secured by a Deed of Trust on the Folsom, CA property, interest rate margin is 1.75% over the 3 month LIBOR (4.320% at December 31, 2001), monthly payments of principal of $6,199 and interest calculated on the outstanding balance, due September 1, 2002	3,952,499	4,023,270

	$19,796,510	$20,263,273

The aggregate fair value of the notes is approximately $21,585,522 and $20,011,919 for 2001 and 2000 respectively, based on current lending rates, which are the approximate industry lending rates on these types of properties and these locations.

The aggregate annual future maturities at December 31, 2001 are as follows:

Years ending December 31,	Amount

2002	$4,396,416
2003	1,009,520
2004	4,702,637
2005	1,406,777
2006	260,261
Thereafter	8,020,899

Total	$19,796,510

NOTE 5 -— NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared by the Board of Directors and based on a variety of factors, including the previous quarter’s net (loss) income from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the Board deems appropriate.

Net Income Per Share was computed using the weighted average number of outstanding shares of 2,927,967, 2,927,967 and 2,929,442 for the years ended December 31, 2001, 2000 and 1999.

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

The tax status of dividends per share for the years ended December 31, 2001, 2000 and 1999 follows:

December 31,	2001	2000	1999

Taxable ordinary income	$0.40	$0.52	$0.37
Taxable capital gains	—	0.74	—
Return of capital	0.15	1.00	0.27

	$0.55	$2.26	$0.64

NOTE 6 -— TAXES ON INCOME

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (“the Code”). As a result, we will not be subject to federal taxation at the corporate level to the extent we distribute, annually, at least 90% of our REIT taxable income, as defined by the Code, to our stockholders and satisfy certain other requirements. In addition, California, the state in which in which we own and operate real estate properties has provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

As of December 31, 2001, the basis in our assets for financial reporting purposes was approximately $4,400,000 lower than our basis for federal income tax (unaudited).

NOTE 7 -— SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Years ended December 31,	2001	2000	1999

Cash paid during the period for interest	$1,513,085	$1,792,237	$1,748,271

Supplemental disclosure of non-cash financing activities:
Equity contributed by an affiliate through expense reimbursement	$170,402	$228,407	$290,996

Supplemental disclosure of non-cash investing activities:
Transfer of lessee’s assets to us in satisfaction of account receivable	$287,036	—	—

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 -— INSURANCE RECOVERY

In March 2001, we received $165,053 from Banker’s Standard Insurance Company (“Banker’s Standard”) in partial settlement of a lawsuit regarding Bankers Standard’s responsibility to defend us in a lawsuit related to the Riverside, CA property. See Note 9, below. Banker’s Standard is also required to pay the subsequent costs of this action. We had previously expensed these legal costs, and as a result, the proceeds of the settlement were taken into income in March 2001.

NOTE 9 -— COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2001, we entered into an employment agreement with the President and Chief Executive Officer where he would be issued options to purchase 200,000 shares of our common stock at an exercise price equal to the fair market value at the date of grant. These options would vest over a period of two years. As of December 31, 2001, no options have been issued and there is therefore no dilutive impact for these options. Further, we would be obligated to make severance payments to our President and Chief Executive Officer, upon his termination or resignation for certain reasons, of one year’s salary plus bonus, if any.

We are a defendant in a lawsuit entitled John Lonberg & Ruthee Goldkorn v. Sanborn Theaters, Inc., a California Corporation Doing Business as Marketplace Cinema and So-Cal Cinema, Inc., a California Corporation; and Salts-Troutman-Kaneshiro, Inc., West Coast Realty Investors, Inc., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema, our property located in Riverside, CA. We own the theater and have leased it to Sanborn Theaters, Inc., who operates it. Plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. Plaintiffs demand statutory damages, damages for emotional distress, a “lodestar” multiplier, attorneys’ fees and punitive damages. Plaintiffs have not quantified their damages, however, it is expected that Plaintiffs claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe we have complied with all applicable provisions of law and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly summary financial information follows:

For the year ending December 31, 2001:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$1,189,055	$1,130,245	$1,220,099	$1,083,347
Net income (loss)	478,471	311,973	(3,454,975)	142,372
Earnings (loss) per share	$.11	$.16	$(1.18)	$.05

For the year ending December 31, 2000:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenue	$1,387,596	$1,323,001	$1,110,736	$1,156,576
Net income (loss)	292,709	2,576,760	366,325	(28,175)
Earnings (loss) per share	$0.10	$0.88	$0.13	$(0.01)

NOTE 11 -— SUBSEQUENT EVENTS

On January 15, 2002, at a Special Meeting of Stockholders, our stockholders approved two proposals amending our Bylaws. The first proposal allowed for us to become self-administered and self-managed due to the Advisor’s notice of termination of its advisory relationship with us. The second proposal allowed for increasing the maximum aggregate indebtedness from 50% to 65% as a percentage of the value (as defined) of our properties.

On March 21, 2002 the Board of Directors declared a dividend of $0.10 per common share to holders of record on March 28, 2002, payable on April 12, 2002.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A summary of the directors and executive officers, their ages and their principal business occupation for the last five years follows:

Name	Age	Term	Position and Experience

Allen K. Meredith	52	August 2001 — Present	Mr. Meredith was appointed to his current positions of Chairman of the Board, President and Chief Executive Officer in August 2001. Prior to joining our company, Mr. Meredith had over 23 years of experience in the real estate business. Since 1994, Mr. Meredith has served as president and chief executive officer of Meredith Partners, where he specialized in acquiring, rehabilitating and managing suburban office and industrial commercial properties in California, including the recent acquisition and rehabilitation of the one million square-foot former Firestone Tire manufacturing facility in Los Angeles. From 1991 to 1994, Mr. Meredith was president and chief executive officer of the Trammell Crow Company, a real estate development company, where he oversaw property development, acquisition and disposition, facility and construction management, and leasing and property management for 33.1 million square feet of high-rise, office, shopping center and industrial properties. Mr. Meredith has an M.B.A. from Harvard University and a B.A. in Economics from Stanford University.

David C. Harrison	43	December 2001 — Present	Director. Mr. Harrison has over 20 years of entrepreneurial experience in the fields of commercial real estate development, investment, and finance. He is the co-founder and Managing Partner of the Patson Companies, a diversified real estate development, investment and management company which has been based in San Francisco since its establishment in 1984. Mr. Harrison received his B.S. in Biology from Stanford University.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT — continued

Name	Age	Term	Position and Experience

Patricia F. Meidell	61	August 2001 — Present	Director. Ms. Meidell is the President of American Retirement Planners since 1996. She is a Certified Financial Planner and NASD Registered Principal with Associated Securities Corp. and a Director of Associated Financial Group, Inc. She earned her first securities license in 1972 and has owned a financial services business since 1982. She received her B.S. from Idaho State University, an M.S. from the University of Arizona, and has done post-graduate work in counseling.

James P. Moore	46	August 2001 — Present	Director. Mr. Moore has been an officer of Banc One Capital Markets, Inc. (previously First Chicago) for 17 years. His most recent responsibilities are as Senior Vice President and Regional Manager, running the Western Division of the National — Large Corporate Department. As head of the office, his responsibilities included managing the team responsible for all banking and investment banking products, advice and services for large corporations headquartered in the 11 Western states. Mr. Moore has spent a total of 13 years of his career in real estate financial services, including five years as the head of the Western Division of the Real Estate Department for First Chicago. Mr. Moore holds a B.S. in Business Administration (Finance and Real Estate) from the University of Southern California.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT — continued

Name	Age	Term	Position and Experience

Neal E. Nakagiri	47	August 2001 — Present	Director. Mr. Nakagiri was appointed President and Chief Executive Officer of Associated Financial Group, Inc. (“AFG”) in January 2000. Mr. Nakagiri is also a director of AFG. He is President of two wholly owned subsidiaries of AFG — Associated Securities Corp. (“ASC”), a general securities broker-dealer and SEC registered investment advisor, and Associated Planners Investment Advisory, Inc., an SEC-registered investment advisor. In addition, Mr. Nakagiri is an officer and director of West Coast Realty Advisors, Inc. and West Coast Realty Management, Inc. He is a member of the State Bar of California and the Compliance and Legal Division of the Securities Industry Association (SIA). He is registered as a general securities, financial, options and municipal securities principal. Mr. Nakagiri is also a member of the NASD District #2 (Los Angeles) committee and serves on the SIA Independent Firms committee as Chairman. Mr. Nakagiri has a B.A. degree in Economics from the University of California at Los Angeles and a J.D. from Loyola Law School of Los Angeles.

John H. Redmond	60	August 2001 — Present	Director. Mr. Redmond has been active as a real state advisor for over 30 years. From 1995 to the present, Mr. Redmond has served as President of John H. Redmond, Real Property Advisors, a real estate consulting firm in San Francisco. Prior to 1995, Mr. Redmond was associated with Coldwell Banker & Company, Grubb & Ellis Real Estate Services and was a founder of The Rubicon Group. Mr. Redmond has a B.A. from the University of Scranton and an M.S. from Boston University.

Eric P. Von der Porten	44	December 2001 — Present	Director. Since February 1997, Mr. Von der Porten has been the investment manager for Leeward Capital, L.P., a private investment partnership focusing on small cap value stocks and other securities. For the prior six years, he was a partner in the investment banking firm of Leveraged Equity Management, Inc. Mr. Von der Porten holds an M.B.A. from the Stanford Graduate School of Business and an A.B. from the University of Chicago.

There are no family relationships among our directors or executive officers. All of our directors’ terms will expire at the 2002 Annual Meeting of Stockholders, or upon their resignation or removal, if earlier.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of common stock and our other equity securities with the SEC and to provide us with copies of these filings. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2001, each of our officers, directors and greater than ten percent beneficial owners who are obligated to file certain reports under Section 16(a) of the 1934 Act complied with the applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

We have no annuity, pension or retirement plans, or existing plan or arrangement pursuant to which compensatory payments are proposed to be made in the future to directors or officers. In addition, we have not made any equity-based grants, such as options or SARs, since our inception.

Our independent directors receive $500 for each meeting they attend in person and $200 for each telephonic meeting. During 2001, a total of $4,600 was paid to our independent directors, exclusive of reimbursements for expenses.

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer and our sole officer other than our Chief Executive Officer whose salary and bonus exceeded $100,000 or would exceed $100,000 on an annualized basis. We refer to the executive officers listed below as the “Named Executive Officers”.

Long Term Compensation

		Annual Compensation			Awards		Payouts

Other
				Annual	Restricted	Securities		All Other
				Compen-	Stock	Underlying	LTIP	Compen-
Name and Principal				sation	Award(s)	Options/	Payouts	sation
Position(1)	Year(2)	Salary($)(3)	Bonus($)	($)	($)	SARs(#)	($)	($)

Allen K. Meredith President and Chief Executive Officer	2001	$88,204	—	—	—	—	—	—
Charles P. Wingard Vice President and Acting Chief Financial Officer	2001	$20,821	—	—	—	—	—	—

(1)	During the three years ended December 31, 2001, Mr. Prock, our Vice President and Acting Chief Operating Officer, was an employee of WCRM therefore no compensation is included in this table.

(2)	During 2000 and 1999 we did not pay any direct or indirect compensation to our officers and therefore these periods are not included.

(3)	Represents salary from August 2001 for Mr. Meredith and October 2001 for Mr. Wingard. Also, for Mr. Meredith, includes $25,000 in consulting fees paid in 2002 for consulting work prior to becoming an employee and for Mr. Wingard, includes $1,350 of income from consulting.

(4)	As part of Mr. Meredith’s employment agreement, we have agreed to grant him options to purchase 200,000 shares of our common stock at an exercise price equal to the fair market value at the grant date with vesting over two years. As of the date of this report, no options have been granted.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Mr. Allen K. Meredith

Effective August 22, 2002, and amended and restated on March 21, 2002 we entered into an employment agreement with Allen K. Meredith to serve as our Chairman of the Board of Directors, President and Chief Executive Officer for an initial term of one year, with automatic renewal on a year-to-year basis thereafter unless terminated in accordance with its terms. Certain material terms of this agreement follows:

Base Salary. Mr. Meredith currently receives a base salary of $200,000. The base salary will be subject to negotiation yearly.

Annual Cash Bonus. Mr. Meredith shall be eligible to receive an annual cash bonus in an amount, if any, to be determined in the sole discretion of the Board of Directors.

Stock Options. Mr. Meredith shall be granted an option to purchase 200,000 shares of our common stock at an exercise price equal to the fair market value per share on the date of grant. After one year of service, 100,000 of the shares subject to his option shall vest in full and the remaining 100,000 shares shall vest at a rate of 25% per quarter thereafter, provided Mr. Meredith continues to provide services to us.

Certain Severance Benefits. If, at any time during any automatic one-year renewal period, the employment of Mr. Meredith is terminated, he shall be entitled to receive the benefits described below.

Termination Other Than In Connection with a Change in Control:

Termination by us Without Cause or by Mr. Meredith for Good Reason. If Mr. Meredith is terminated Without Cause or Mr. Meredith terminates for Good Reason, he will a receive a lump sum payment equal to his then-annual base salary plus an amount equal to the average of his annual bonus over the most recent three years, if any

Termination Due to Death or Disability. Upon termination due to death or disability, the executive or his estate will receive all salary accrued but unpaid to the date of termination

Voluntary Termination or Termination for Cause. Mr. Meredith may resign at any time upon 30 days written notice. Upon voluntary termination without Good Reason or if we terminate Mr. Meredith for Cause, no further compensation will be payable to Mr. Meredith

Termination Following a Change in Control:

If Mr. Meredith is terminated or resigns within one year from a Change in Control, he will receive a lump sum payment equal to his then base salary plus an amount equal to the average of his annual bonus over the most recent three years, if any.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During 2001, we did not have a compensation committee. None of our directors served on the Compensation Committee of another board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2002, information regarding the shares of our common stock beneficially owned by each person who is known by us to own beneficially more than 5% of the common stock, by each director, by each Named Executive Officer and by all directors and executive officers as a group. The amounts shown are based on information provided by the individuals named.

	Amount and Nature	Percentage
	of Beneficial	Beneficially
Name and Address of Beneficial Owner(1)	Ownership(2)	Owned(2)

Allen K. Meredith	0	*
David C. Harrison	0	*
Patricia F. Meidell	0	*
James P. Moore	0	*
Neal E. Nakagiri	0	*
John H. Redmond	0	*
Eric P. Von der Porten	0	*
James E. Prock	300	*
Charles P. Wingard	0	*
Directors and officers as a group	300	*

*	Less than 1%

(1)	The business address for each of these individuals is c/o West Coast Realty Investors Inc., 3000 Sand Hill Road, Building 3, Suite 140, Menlo Park, CA 94025.

(2)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Share amount and percentage figures are rounded to the nearest whole number. Percentage figures are based upon 2,927,967 shares of common stock outstanding as of March 15, 2002.

Board Meetings

During the fiscal year ended December 31, 2001 there were five meetings of the Board of Directors. Each of our directors or former directors attended in person or was present for a telephonic conference call, for each of the Board meetings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2001, we were advised by West Coast Realty Advisors, Inc. (“WCRA”) and our properties were managed by West Coast Realty Management, Inc. (“WCRM”) (collectively, the “Advisor”), each of which is a wholly-owned subsidiary of Associated Financial Group, Inc. The Advisor has notified us that it will terminate as advisor effective March 31, 2002, and we intend to become self-managed and self-administered. Certain of our directors and Named Executive Officers are directors or officers of the Advisor.

Since inception, we have been advised and our properties have been managed by the Advisor. The Advisor has notified us that it intends to terminate its management and advisory relationships with us effective March 31, 2002. Thereafter, we intend to become self-managed and self-administered.

Other transactions involving the Registrant, the Advisor and its affiliates are summarized below:

•	As compensation for advisory services, we incurred $170,401 in advisory fees to WCRA during the year ended December 31, 2001. WCRA waived collection of these fees

•	As reimbursement for overhead cost, we paid or incurred $2,000 per month to WCRA

•	For property management services, we engaged West Coast Realty Management, Inc. (“WCRM”), an affiliate of the Advisor. During the year ended December 31, 2001, we paid or incurred $182,343 of property management fees to WCRM

•	Pursuant to a “monitoring fee” arrangement, we accrued $22,000 to Associated Securities Corporation, a wholly owned subsidiary of Associated Financial Group, Inc.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	FINANCIAL STATEMENTS

		The following financial statements of West Coast Realty Investors, Inc, are included in Part II, Item 8:

			Page

		Report of Independent Certified Public Accountants	35

		Balance Sheets — December 31, 2001 and 2000	36

		Statements of Income for the years ended December 31, 2001, 2000 and 1999	37

		Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	38

		Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	39

		Summary of Accounting Policies	40

		Notes to Financial Statements	45

	2.	FINANCIAL STATEMENT SCHEDULES

		Schedule III — Real Estate and Accumulated Depreciation	69

		All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)	REPORTS ON FORM 8-K

	On December 27, 2001, we filed a report on from 8-K under Item 9 “Regulation FD Disclosure”. There were no financial statements filed.

(c)	EXHIBITS

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation (incorporated by reference to the our Registration Statement on Form S-11, File No. 33-32466).(1)
3.1.1	Amendment to Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-11, File No. 33-45802).(1)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-11, File No. 33-32466).(1)
3.2.1	Amendment to Bylaws (incorporated by reference to our Registration Statement on Form S-11, File No. 33-45802).(1)
3.2.2	Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-11, File No. 33-45802).(1)
3.2.3	Amended and Restated Bylaws (incorporated by reference to our proxy statement dated December 6, 2001).(1)
4.1	Form of Share Certificate (incorporated by reference to our Registration Statement on Form S-11, File No. 33-32466).(1)
10.1.1	Agreement to Purchase Property (6491 Edinger Avenue, Huntington Beach, California) incorporated by reference to our registration Statement on Form S-11, File No. 33-32466).(1)
10.1.2	Lease Re: Property (6491 Edinger Avenue, Huntington Beach, California) incorporated by reference to our Registration Statement on Form S-11, File No. 33-32466).(1)
10.1.3	Internal Revenue Service Ruling (6491 Edinger Avenue, Huntington Beach, California) incorporated by reference to our Registration Statement on Form S-11, File No. 33-32466).(1)
10.2.1	Agreement of Purchase and Sale and Joint Escrow Instructions By and Between Shaw-Nelson San Clemente No. 7 (“Seller”) and Associated Planners Realty Investors, Inc. (“Buyer”) (incorporated by reference to our Current Report on Form 8-K dated January 17, 1992).(1)
10.2.2	Standard Form Lease Between Shaw/Nelson San Clemente No. 7, a California Limited Partnership and Societe Endo Technic, a California Corporation, dba Endo Technic Corporation incorporated by reference to our Current Report on Form 8-K dated January 17, 1992).(1)
10.3	Lease and Assignment thereof regarding the OPTO-22 Property. (Incorporated by reference to our Registration Statement on Form S-11, File No. 33-45802).(1)

Exhibit
Number	Description of Exhibit

10.4.1	Real Estate Purchase Agreement between K & I Associates and West Coast Realty Investors, Inc. dated March 1, 1993. (Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 5, 1994).(1)
10.4.2	Leases re: Fresno Property. (Incorporated by reference to Exhibit 10.13.1 to our Current Report on Form 8-K dated May 5, 1994).(1)
10.5.1	Agreement of Purchase and Sale of Real Property and Escrow Instructions Between Birtcher Riverside Market Place Properties, Ltd. and West Coast Realty Investors, Inc. (Incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K dated November 29, 1994).(1)
10.5.2	Riverside Market Place Lease and Assignment thereof (Incorporated by reference to Exhibit 10.14.1 to our Current Report on Form 8-K dated November 29, 1994).(1)
10.5.3	Exhibits to Agreement of Purchase and Sale of Real Property and Escrow Instructions Between Birtcher Riverside Market Place Properties and West Coast Realty Investors, Inc. (Incorporated by reference to Exhibit 10.14.2 to our Current Report on Form 8-K dated November 29, 1994, as amended).(1)
10.5.4	Appraisal for Riverside Market Place Property. (Incorporated by reference to Exhibit 10.14.2 to Registrant’s Current Report on Form 8-K dated November 29, 1994, as amended).(1)
10.6.1	Purchase and Sale Contract between BRS-Tustin Safeguard Associates and West Coast Realty Investors, Inc. (Incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated May 22, 1995).(1)
10.6.2	Standard Industrial Lease — Net between BRS-Tustin Safeguard Associates and Safeguard Business Systems, Inc. (Incorporated by reference to Exhibit 10.15.1 to Registrant’s Current Report on Form 8-K dated May 22, 1995).(1)
10.6.3	Loan Assignment and Assumption Agreement between BRS-Tustin Safeguard Associates, West Coast Realty Investors, Inc. and Businessmen’s Assurance Company of America (Incorporated by reference to Exhibit 10.15.2 to Registrant’s Current Report on Form 8-K dated May 22, 1995).(1)
10.6.4	Appraisal of Safeguard Business Systems Property (Incorporated by reference to Exhibit 10.15.3 to Registrant’s Current Report on Form 8-K dated May 22, 1995).(1)

Exhibit
Number	Description of Exhibit

10.7.1	Purchase and Sale Agreement Dated August 28, 1995 between 26 Technology Partnership, L.P. (co-owner), Jack M. Langston (President of the General Partner of 26 Technology Partnership, L.P. and co-owner), and West Coast Realty Investors, Inc. (Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated September 21, 1995).(1)
10.7.2	Appraisal Report for An Industrial Building 4400-4415 Technology Drive, Fremont, California. (Incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated September 21, 1995).(1)
10.7.3	Standard Industrial Lease between CMS Welding & Machining and 26 Technology Partnership, L.P. dated November 2, 1993. (Incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated September 21, 1995).(1)
10.7.4	Promissory note secured by deed of trust dated July 1, 1995, including assignment of leases, environmental indemnity agreement, and other supporting documents. (Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated September 21, 1995).(1)
10.7.5	Environmental Site Assessment for 4415 and 4425 Technology Drive dated February 24, 1995. (Incorporated by reference to Registrant’s Current Report on Form 8-K dated September 21, 1995).(1)
10.8.1	Agreement of Purchase and Sale and Joint Escrow Instructions for 717 and 721 West Del Paso Road (with exhibits) (Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Post-effective Amendment No. 1 dated October 1, 1996).(1)
10.8.2	Standard Industrial Lease-Net dated April 10, 1989 (as amended) on 717 West Del Paso Road.(1)
10.8.3	Guarantee of a portion of the Rent on 717 West Del Paso Road (Incorporated by reference to Exhibit 2 to Registrant’s Current Report on Post-effective Amendment No. 1 dated October 1, 1996).(1)
10.8.4	An Appraisal of An Office/Industrial Facility at 717 and 721 West Del Paso Road, Sacramento, California, dated June 5, 1996 (Incorporated by reference to Exhibit 3 to Registrant’s Current Report on Post-effective Amendment No. 1 dated October 1, 1996).(1)

Exhibit
Number	Description of Exhibit

10.9.1	Purchase and Sale Contract dated November 18, 1996 between West Coast Realty Investors and Shidler West Investment Corporation (Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 17, 1997).(1)
10.9.2	Appraisal Report for an Office/Industrial Facility at 17862 Fitch Street, Irvine, California. (Incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated January 17, 1997).(1)
10.9.3	Commercial lease between Tycom Corporation and Shidler West Investment Corporation dated December 18, 1996. (Incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated January 17, 1997).(1)
10.9.4	Promissory note secured by deed of trust dated January 9, 1997, including Rider to Promissory Note, secured by deed of trust on property at 17862 Fitch Street, Irvine. (Incorporated by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K dated January 17, 1997).(1)
10.10	Amended and Restated Advisory Agreement dated July 1, 2001 (incorporated by reference to our proxy statement dated September 11, 2001).(1)
10.11	Employment Agreement dated August 22, 2001 between the Company and Allen K. Meredith (Incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q dated September 30, 2001).(1)(2)
10.12	Sublease Agreement dated October 19, 2001 between the Company and Sand Hill Advisors, Inc.
10.13	Employment Agreement dated August 22, 2001 as revised March 21, 2002 between the Company and Allen K. Meredith.(2)

(1)	Previously filed.
(2)	Compensation arrangement.

SIGNATURES

     Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST REALTY INVESTORS, INC.

/s/ Allen K. Meredith

ALLEN K. MEREDITH
(Chairman of the Board of Directors,
President and Chief Executive Officer)

/s/ Charles P. Wingard

CHARLES P. WINGARD
(Vice President/Acting Treasurer,
Principal Financial Officer and
Principal Accounting Officer)

/s/ David C. Harrison

DAVID C. HARRISON
(Director)

/s/ Patricia F. Meidell

PATRICIA F. MEIDELL
(Director)

/s/ James P. Moore

JAMES P. MOORE
(Director)

/s/ Neal E. Nakagiri

NEAL E. NAKAGIRI
(Director)

/s/ John H Redmond

JOHN H. REDMOND
(Director)

/s/ Eric P. Von der Porten

ERIC P. VON DER PORTEN
(Director)

Date: March 29, 2002

WEST COAST REALTY INVESTORS, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION	DECEMBER 31, 2001

					Gross Amount at which
		Initial Cost			carried at end of period

			Building	Cost		Building		Accumu-			Life (years)
			and	capitalized		and		lated			on which
			Improve-	subsequent to		Improve-		Deprecia-	Date of	Date	depreciation
Description	Encumbrances	Land	ments	acquisition	Land	ments	Total Cost	tion	Construction	Acquired	is computed

Rental real estate:
Office Building, Tustin, CA	$1,626,410	$1,089,796	$3,772,298		$1,089,796	$3,772,298	$4,862,094	$636,755	1986	5/95	39.0
Light Industrial Bldg., (Java City 717 W. Del Paso Road) Sacramento, CA	—	489,182	609,397		489,182	609,397	1,098,579	83,993	1988	8/96	39.0
Light Industrial Bldg., (Java City 721 W. Del Paso Road) Sacramento, CA	340,187	325,024	404,897		325,024	404,897	729,921	55,804	1988	8/96	39.0
Light Industrial Bldg., Irvine, CA	2,140,535	1,570,000	3,337,441		1,570,000	3,337,441	4,907,441	522,190	1978	1/97	39.0
Light Industrial Bldg., Corona, CA *	944,456	703,142	1,201,310	$61,179	648,150	1,168,537	1,816,687	122,542	1988	12/97	39.0
Light Industrial Bldg., (Horn Road) Sacramento, CA *	944,456	1,068,000	1,073,200		882,565	886,862	1,769,427	94,985	1976	1/98	39.0
Light Industrial Bldg., Chino, CA	879,918	714,245	1,145,093		714,245	1,145,093	1,859,338	102,763	1989	4/98	39.0
Light Industrial Bldg., Vacaville, CA *	1,331,784	330,000	2,405,308		206,644	1,506,184	1,712,828	209,553	1996	5/98	39.0
Light Industrial Bldg., Cerritos, CA	1,199,676	1,004,015	1,310,554	117,189	1,004,015	1,427,743	2,431,758	85,876	1980	12/98	39.0
Light Industrial Bldg., Ontario, CA	2,880,329	2,636,728	1,978,236		2,636,728	1,978,236	4,614,964	126,805	1997	1/99	39.0
Light Industrial Bldg., Folsom, CA	3,952,499	1,105,977	4,904,978		1,105,977	4,904,978	6,010,955	314,409	1984	5/99	39.0

Subtotal-Rental real estate	16,240,250	11,036,109	22,142,712	178,368	10,672,326	21,141,666	31,813,992	2,355,675

WEST COAST REALTY INVESTORS, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)	DECEMBER 31, 2001

					Gross Amount at which
		Initial Cost			carried at end of period

			Building	Cost		Building			Accumu-			Life (years)
			and	capitalized		and			lated			on which
			Improve-	subsequent to		Improve-			Deprecia-	Date of	Date	depreciation
Description	Encumbrances	Land	ments	acquisition	Land	ments	Total Cost		tion	Construction	Acquired	is computed

Rental real estate held for sale:
Retail Building, Huntington Beach, CA *	$493,605	$1,005,965	$670,245		$948,696	$427,389	$1,376,085		$226,084	1991	2/91	31.5
Retail Bldg., Shopping Center, Fresno, CA *	565,136	553,648	861,245		164,931	560,014	724,945		184,945	1993	5/93	39.0
Entertainment Center, Riverside, CA*	1,113,865	768,667	2,886,833	$287,036	768,667	1,607,138	2,375,805		505,805	1994	11/94	39.0
Restaurant Facility, Roseville, CA	1,383,654	594,025	1,382,459		594,025	1,382,459	1,976,484		133,643	1997	10/97	39.0

Subtotal — Rental real estate held for sale	3,556,260	2,922,305	5,800,782	287,036	2,476,319	3,977,000	6,453,319		1,050,477

Grand Total	$19,796,510	$13,958,414	$27,943,494	$465,404	$13,148,645	$25,118,666	$38,267,311	**	$3,406,152

*	Amount shown is net of write-downs totaling $4,100,000 on these assets in total. The write-downs were based on recent appraisals and allocated prorata to land and improvements absent other indication of value.

**	The federal income tax basis totals approximately $43,000,000 before accumulated depreciation.

WEST COAST REALTY INVESTORS, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

The activity in rental real estate and related depreciation for the three years ended December 31, 2001 is as follows:

A reconciliation of rental real estate for the years ending December 31, 1999, 2000 and 2001 follows:

Balance at December 31, 1998	37,652,583
1999 Additions	10,625,921

Balance at December 31, 1999	48,278,504
2000 Dispositions	(6,376,596)
2000 Impairment loss	(300,000)

Balance at December 31, 2000	41,601,908
2001 Additions	465,403
2001 transfer to rental real estate held for sale	(6,453,319)
2001 Impairment loss	(3,800,000)

Balance at December 31, 2001	$31,813,992

A reconciliation of accumulated depreciation for the years ending December 31, 1999, 2000 and 2001 follows:

Balance at December 31, 1998	1,781,599
1999 Depreciation expense	718,502

Balance at December 31, 1999	2,500,101
2000 Depreciation expense	762,452
2000 Dispositions	(532,336)

Balance at December 31, 2000	2,730,217
2001 Depreciation expense	675,935
2001 transfer to rental real estate held for sale	(1,050,477)

Balance at December 31, 2001	$2,355,675