Form 10-Q
period 2002-03-31
WEST COAST REALTY INVESTORS INC
filed 2002-05-15
CIK 858346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 000-24594

WEST COAST REALTY INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4246740
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

3000 SAND HILL ROAD BUILDING 3, SUITE 140
MENLO PARK, CALIFORNIA 94025
(Address of principal executive offices) (Zip Code)

(650) 233-7140
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes           ✓            No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2002, 2,927,967 shares of the Registrant’s Common Stock were outstanding.

WEST COAST REALTY INVESTORS, INC.

REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Part I — Financial Information

Item 1. Financial Statements
Balance Sheets-
As of March 31, 2002 (unaudited) and December 31, 2001(audited)	3
Income Statements-
Three months ended March 31, 2002 and 2001	4
Statements of Cash Flows-
Three months ended March 31, 2002 and 2001	5
Statements of Stockholders’ Equity-
Three months ended March 31, 2002 and 2001	6
Summary of significant accounting policies	7
Notes to financial statements	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Part II — Other Information

Item 1. Legal Proceedings	23
Item 2. Changes In Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits and Reports on Form 8-K	24
Signatures	25

As used in this Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” or “the Company” and “our” refer to West Coast Realty Investors, Inc., a Delaware corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEST COAST REALTY INVESTORS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Assets
Rental real estate, less accumulated depreciation (Notes 1 and 2)	$26,145,978	$29,458,317
Cash and cash equivalents	1,362,529	1,123,827
Deferred rent	538,872	545,030
Accounts receivable	23,158	14,184
Loan origination fees, net of accumulated amortization of $156,947 and $144,483	179,858	167,389
Rental real estate held for sale, net (Note 1)	8,594,819	5,402,842
Other assets	30,267	51,022

Total assets	$36,875,481	$36,762,611

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and other liabilities	$258,422	$284,622
Dividends payable	292,797	—
Due to related party (Note 3)	31,500	37,477
Security deposits and prepaid rent	296,031	303,852
Notes payable (Note 4)	19,667,807	19,796,510

Total liabilities	20,546,557	20,422,461
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock $.01 par value; 5,000,000 shares authorized; 2,927,967 shares issued and outstanding as of March 31, 2002 and December 31, 2001	29,280	29,280
Additional paid-in capital	27,147,772	27,147,772
Dividends in excess of retained earnings	(10,848,128)	(10,836,902)

Total stockholders’ equity	16,328,924	16,340,150

Total liabilities and stockholders’ equity	$36,875,481	$36,762,611

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
STATEMENTS OF INCOME

	Quarter	Quarter
	ended	ended
	March 31,	March 31,
	2002	2001
	(Unaudited)	(Unaudited)

Revenues
Rental (Notes 1 and 2)	$1,101,217	$1,171,652
Interest	4,314	17,403

	1,105,531	1,189,055

Cost and expenses
Interest expense	341,598	414,357
General and administrative	207,204	132,725
Depreciation	120,362	180,141
Operating	154,796	148,414

	823,960	875,637

Net income from operations	281,571	313,418
Insurance recovery from lawsuit (Note 8)	—	165,053

Net income	$281,571	$478,471

Net income per share — basic and assuming dilution (Note 5)	$0.10	$0.16

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
STATEMENTS OF CASH FLOWS

	Quarter	Quarter
	ended	ended
	March 31,	March 31,
	2002	2001
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$281,571	$478,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	120,362	180,141
Interest expense due to amortization of loan origination fees	12,474	12,538
Equity contribution by Affiliates through expense reimbursements	—	56,518
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Deferred rent	6,158	(10,968)
Accounts receivable	(8,974)	(43,442)
Other assets	20,755	8,090
Accounts payable and other liabilities	(26,200)	38,697
Due to related party	(5,977)	11,147
Security deposits and prepaid rent	(7,821)	99,634

Net cash provided by operating activities	392,348	830,826

Cash flows from investing activities
Net cash (used in) provided by investing activities	—	—

Cash flows from financing activities
Dividends declared and paid	—	—
Payments on notes payable	(128,703)	(111,847)
(Increase) in loan origination fees	(24,943)	—

Net cash (used in) provided by financing activities	(153,646)	(111,847)

Net increase in cash and cash equivalents	238,702	718,979
Cash and cash equivalents, beginning of period	1,123,827	1,248,335

Cash and cash equivalents, end of period	$1,362,529	$1,967,314

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
STATEMENTS OF STOCKHOLDER’S EQUITY

Quarter ended March 31, 2002
(Unaudited)

				Dividends
	Common Stock		Additional	in Excess of
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2001	2,927,967	$29,280	$27,147,772	$(10,836,902)	$16,340,150
Net income				281,571	281,571
Dividends declared ($0.10 per share) (Note 5)				(292,797)	(292,797)

Balance, March 31, 2002	2,927,967	$29,280	$27,147,772	$(10,848,128)	16,238,924

Quarter ended March 31, 2001
(Unaudited)

				Dividends
	Common Stock		Additional	in Excess of
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2000	2,927,967	$29,280	$26,977,370	$(6,704,362)	$20,302,288
Net income				478,471	478,471
Equity contribution by affiliates through expense reimbursements (Note 3)			56,518		56,518
Dividends declared ($0.15 per share) (Note 5)				(439,195)	(439,195)

Balance, March 31, 2001	2,927,967	$29,280	$27,033,888	$(6,665,086)	20,398,082

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
SIGNIFICANT ACCOUNTING POLICIES

Business

West Coast Realty Investors, Inc. was organized in October 1989 under the laws of the State of Delaware. We have elected tax status as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes since 1991. Through March 31, 2002, we were advised by West Coast Realty Advisors, Inc. (“WCRA”) and our properties were managed by West Coast Realty Management, Inc. (“WCRM”) (collectively, the “Advisor”), each of which is a wholly-owned subsidiary of Associated Financial Group, Inc. The Advisor managed and oversaw our investments, subject to the direction of the board of directors. The Advisor has terminated its management and advisory relationships with us effective March 31, 2002, and since that date we have been self-managed and self-administered.

We are organized for the purpose of investing in, holding and managing income-producing residential, industrial, retail and commercial properties. As of March 31, 2002, all of our properties were located in California, and we did not own any residential properties. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance.

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

Real estate classified as “held for sale” is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

In the normal course of business, we may receive offers to purchase our properties, either solicited or unsolicited. For the offers we accept, the prospective buyer will usually require a due diligence period before closing the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for the property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of March 31, 2002, we classified seven properties as “held for sale,” as they were listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. There can be no assurance that the properties held for sale will be sold in the near term, at prices we consider acceptable, or at all. Four properties were classified as “held for sale” as of December 31, 2001.

Rental Income, Operating Expense and Capitalized Costs

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. Percentage rents in the quarterly periods ended March 31, 2002 and 2001 were immaterial,

WEST COAST REALTY INVESTORS, INC.
SIGNIFICANT ACCOUNTING POLICIES

and recognized when received. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Acquisition Costs

We expense internal acquisition costs, including acquisition costs paid the to the Advisor, in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.”

Loan Origination Fees

Loan origination fees are capitalized and amortized over the life of the loan and included in interest expense.

Cash and Cash Equivalents

We consider cash in the bank, liquid money market funds and all highly liquid certificates of deposit with original maturities of three months of less, to be cash and cash equivalents. We place funds in financial institutions we believe to be creditworthy and of high quality. Cash and cash equivalent balances are held with various financial institutions and at times may exceed the Federal Deposit Insurance Corporation limit of $100,000.

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

Net Income Per Share

We calculate net income per share by dividing the net income by the weighted average number of shares outstanding for the period. We did not have any potentially dilutive securities in the quarterly periods ended March 31, 2002 or 2001.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and

WEST COAST REALTY INVESTORS, INC.
SIGNIFICANT ACCOUNTING POLICIES

distributions to owners. We do not have any components of comprehensive income other than net income in the quarterly periods ended March 31, 2002 or 2001.

Reclassifications

We have made reclassifications to the prior years’ financial statements to conform to the presentation of the current year’s financial statements.

Presentation of Interim Information

The accompanying unaudited financial statements include all normal adjustments considered necessary, in the opinion of management, to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in our audited financial statements and notes for the fiscal year ended December 31, 2001.

Descriptive Information About Reportable Segments

Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”), requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate, which comprised 96% of our total assets at both March 31, 2002 and December 31, 2001 and approximately 99% our total revenues for both quarterly periods ended March 31, 2002 and 2001. All the rental real estate we own is located in California. As most of our leases are to single tenants under long-term leases, we do not use reporting by geographic region.

Our business focus is the ownership and operation of suburban office properties and light industrial buildings (although we may pursue other real estate investment opportunities). We evaluate performance and allocate resources primarily based on the opportunity for growth of net operating income (“NOI”). We (like the real estate industry generally) define NOI as the excess of all revenue generated by the property (primarily rental revenue) less direct operating expenses (primarily, but not limited to, property taxes, insurance, property management and maintenance expense, to the extent not paid by the tenant). NOI excludes depreciation, capitalized expenditures and interest expense. In addition to NOI growth prospects, we evaluate properties for planned capital expenditures and various risks such as non-payment of rent by tenant, term of the lease and other factors. NOI from our properties totaled $946,421 and $1,023,238 for the quarterly periods ended March 31, 2002 and 2001, respectively.

All revenues are from external customers and there are no revenues from transactions with other segments. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if that debt is secured. Because we are organized as a REIT, we have not provided for federal or state income taxes. See Note 6.

WEST COAST REALTY INVESTORS, INC.
SIGNIFICANT ACCOUNTING POLICIES

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

We had no previous transactions that resulted in the recognition of goodwill. We have adopted SFAS 141 and SFAS 142 and there was no material affect on our financial statements.

Statement of Financial Accounting Standard 143 (SFAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. We have adopted SFAS 143 and there was no material affect on our financial statements.

Statement of Financial Accounting Standard 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. We have adopted SFAS 144 and there was no material affect on our financial statements.

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1— RENTAL REAL ESTATE

Our major categories of rental real estate are:

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Land	$9,651,478	$10,672,326
Buildings and improvements	18,621,188	21,141,666

	28,272,666	31,813,992
Less accumulated depreciation	(2,126,688)	(2,355,675)

Net rental real estate	$26,145,978	$29,458,317

Our major categories of rental real estate held for sale are:

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Land	$3,497,168	$2,476,319
Buildings and improvements	6,497,478	3,977,000

	9,994,646	6,453,319
Less accumulated depreciation	(1,399,827)	(1,050,477)

Net rental real estate held for sale	$8,594,819	$5,402,842

Once a property is classified as held for sale, we stop charging depreciation expense.

We earned a portion of our rental revenue from tenants whose individual rents represented more than 10% of our total rental revenue for the quarters ending March 31, 2002 and 2001. Specifically: three tenants accounted for 19%, 14% and 12%, respectively, of our total revenue during the 2002 period. Further, one tenant accounted for over 9% during that period. Three tenants accounted for 14%, 13% and 11%, respectively, of our total revenue during the 2001 period. Further, one tenant accounted for 9% during that period.

NOTE 2— FUTURE MINIMUM RENTAL INCOME

As of March 31, 2002, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

Years ending March 31,	Amount

2003	$3,964,671
2004	3,334,760
2005	2,734,387
2006	1,937,400
2007	1,435,219
Thereafter	5,207,761

Total	$18,614,198

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable lease expires.

NOTE 3— RELATED PARTY TRANSACTIONS

Until March 31, 2002, we had two agreements with the Advisor to provide advice on investments and to administer our day-to-day operations, including property management. The Advisor has terminated those agreements, pursuant to their terms, effective March 31, 2002. Since that date, we have been fully self-administered and self-managed.

During the quarter ended March 31, 2002, no advisory fees were due to the Advisor. The Advisor did not charge us property management fees or for a reimbursement of overhead costs.

At March 31, 2002, the Advisor owned 22,556 of our shares, less than 1% of our outstanding shares. Two of our directors are also directors of the Advisor and its affiliates.

The following related party transactions are included in the statements of income:

Quarterly periods ending March 31,	2002	2001

Overhead expenses reimbursed to the Advisor	—	$6,000

Property management fees earned by WCRM	—	$49,289

Advisory fees earned by WCRA, which waived collection of these fees, which are included in additional paid-in capital in 2001	—	$56,518

In addition, we had related party accounts payable as follows:

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Associated Securities Corporation	$27,500	$22,000
West Coast Realty Management, Inc.	—	13,477
West Coast Realty Advisors, Inc.	4,000	2,000

	$31,500	$37,477

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4— NOTES PAYABLE

Notes payable consist of the following:

	Outstanding Principal Balance on

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)

8.250% promissory note secured by our Huntington Beach, CA property, monthly principal and interest payments are $4,934, due February 1, 2004	$488,952	$493,605

8.250% promissory note secured by our Fresno, CA property, monthly principal and interest payments are $5,244 due August 1, 2003	560,617	565,136

8.250% promissory note secured by our Riverside, CA property, monthly principal and interest payments are $9,116, due November 8, 2004	1,109,460	1,113,865

9.625% promissory note secured by our Tustin, CA property, monthly principal and interest payments are $24,190, due February 1, 2005	1,592,704	1,626,410

8.000% promissory note secured by our Sacramento, CA property (Java City 721 West Del Paso Road), monthly principal and interest payments are $3,126, due June 1, 2018	337,504	340,187

Variable rate promissory note secured by our Irvine, CA property, interest rate margin is 1.90% over the 3 month LIBOR with right of conversion after the first year (3.810% at March 31, 2002), monthly payments of principal and interest are $16,693, due August 1, 2007	2,123,856	2,140,535

8.330% promissory note secured by our Roseville, CA property, monthly principal and interest payments are $11,510 due July 1, 2008	1,377,898	1,383,654

7.375% promissory note secured by our Corona, CA property, monthly principal and interest payments are $7,309 due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the existing rate)	939,915	944,456

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

	Outstanding Principal Balance on

	March 31,	December 31,
	2002	2001
NOTE 4— NOTES PAYABLE (continued)	(Unaudited)	(Audited)

7.375% promissory note secured by our Sacramento, property (Horn Road), monthly principal and interest payments are $7,309, due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the existing rate)	939,915	944,456

7.500% promissory note secured by our Chino, CA property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	875,883	879,918

7.500% promissory note secured by our Vacaville, CA property, monthly principal and interest payments are $10,346, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	1,325,679	1,331,784

7.500% promissory note secured by our Cerritos, CA property, monthly principal and interest payments are $9,238, due April 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less than the existing rate)	1,194,423	1,199,676

7.500% promissory note secured by our Ontario, CA property, monthly principal and interest payments are $22,390, due March 1, 2004	2,867,099	2,880,329

Variable rate promissory note secured by our Folsom, CA property, interest rate margin is 1.75% over the 3 month LIBOR (3.870% at March 31, 2002), monthly payments of principal of $6,199 and interest calculated on the outstanding balance, due September 1, 2002	3,933,902	3,952,499

Total	$19,667,807	$19,796,510

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

The aggregate annual future maturities of our notes payable at March 31, 2002 are as follows:

Years ending March 31,	Amount

2003	$4,391,501
2004	4,224,877
2005	2,601,772
2006	251,760
2007	268,538
Thereafter	7,929,359

Total	$19,667,807

NOTE 5— NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared by our board of directors and are based on a variety of factors, including the previous quarter’s net income from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board deems appropriate.

Net Income Per Share was computed using the weighted average number of outstanding shares of 2,927,967 and 2,927,967 for the quarterly periods ended March 31, 2002 and 2001.

NOTE 6— TAXES ON INCOME

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (“the Code”). As a result, we will not be subject to federal taxation at the corporate level to the extent we distribute, annually, at least 90% of our REIT taxable income, as defined by the Code, to our stockholders and satisfy certain other requirements. In addition, California, the state in which in which we own and operate real estate properties, has provisions equivalent to the federal REIT provisions. Accordingly, we have not provided for federal or state income taxes in the accompanying financial statements.

NOTE 7— SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Quarterly periods ended March 31,	2002	2001

Cash paid during the period for interest	$331,857	$406,894

Supplemental disclosure of non-cash financing Activities:
Dividends declared	$292,797	$439,195

Equity contributed by an affiliate through expense reimbursement	—	$56,518

NOTE 8— INSURANCE RECOVERY

In March 2001, we received $165,053 from Banker’s Standard Insurance Company (“Banker’s Standard”) in partial settlement of a lawsuit regarding Bankers Standard’s responsibility to defend us

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

in a lawsuit related to the Riverside, CA property. See Note 9, below. Banker’s Standard is also required to pay the subsequent costs of this action. We had previously expensed these legal costs, and as a result, the proceeds of the settlement were taken into income in March 2001.

NOTE 9— COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2001, we entered into an employment agreement with Mr. Allen K. Meredith, the President and Chief Executive Officer, under which he is entitled to options to purchase 200,000 shares of our common stock at an exercise price equal to the fair market value at the date of grant. These options would vest over a period of two years. As of March 31, 2002, no options have been issued to Mr. Meredith and there is therefore no dilutive impact for these options. Further, we would be obligated to make severance payments to Mr. Meredith, upon the termination of his employment or his resignation for certain reasons, of one year’s salary plus bonus, if any.

We are a defendant in a lawsuit entitled John Lonberg & Ruthee Goldkorn v. Sanborn Theaters, Inc., a California Corporation doing business as Marketplace Cinema and So-Cal Cinema, Inc., a California Corporation; and Salts-Troutman-Kaneshiro, Inc., West Coast Realty Investors, Inc., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema, our property located in Riverside, CA. We own the theater and have leased it to Sanborn Theaters, Inc., who operates it. The plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. The plaintiffs demand statutory damages, damages for emotional distress, a “lodestar” multiplier, attorneys’ fees and punitive damages. Although the plaintiffs have not quantified their damages, we expect that the plaintiffs’ claims will exceed $300,000. The United States Department of Justice has intervened in this suit against Sanborn Theaters. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe we have complied with all applicable provisions of law and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

NOTE 10— SUBSEQUENT EVENTS

On March 21, 2002, our board of directors declared a dividend of $0.10 per common share to holders of record on March 28, 2002, payable on April 12, 2002.

On April 26, 2002, we sold our Huntington Beach CA Property for $1,500,000 and recognized a gain of approximately $230,000.

WEST COAST REALTY INVESTORS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

•	the commercial real estate market;

•	our future revenues;

•	our future revenue mix, net operating income and operating results;

•	our future cash requirements;

•	competition, our competitors and our ability to compete;

•	our financial and managerial controls, reporting systems and procedures, and other systems and processes;

•	property values;

•	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease;

•	vacancies;

•	interest rates;

•	our operating costs;

•	our future depreciation expenses;

•	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;

•	our ability to meet our debt obligations;

•	the proposed sales of certain properties;

•	our ability to obtain outside financing;

•	identifying, acquiring and successfully integrating new properties;

•	the type and locations of real estate investments we may make;

•	our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;

•	environmental risks;

•	natural disasters and other threats to our properties;

•	the economies of the geographic areas where our properties are located; and

•	our ability to provide liquidity for our common stock by listing it on the Nasdaq SmallCap Market or other market.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see “Risk Factors that May Affect Future Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2001. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

WEST COAST REALTY INVESTORS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter ended March 31, 2002 compared the quarter ended March 31, 2001

Operations for the quarterly periods ended March 31, 2002 and 2001 represented full periods of rental operations for all of our properties.

Rental revenue decreased by $70,435 (6%) for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001, primarily due to the loss of rents in 2002 from the vacancy in our Vacaville, CA property in 2002.

Interest income decreased by $13,089 (75%) for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 due to lower average balances maintained in interest-earning assets and lower interest rates.

Interest expense decreased by $72,759 (18%) for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001, due to significantly lower interest rates on our variable rate debt at our Folsom, CA and Irvine, CA properties.

General and administrative costs increased by $74,479 (56%) principally due to our preparations to convert to a self-advised and self-managed REIT, including expenses related to the hiring of three employees, travel expenses and insurance. This increase was offset in part by our having to pay no advisory fee charged in 2002 because the criteria to charge the fee was not met.

Depreciation expense decreased by $59,779 (33%) for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001, primarily due to the classification of seven properties as “held for sale” in the first quarter of 2002. Depreciation expense was not charged to those seven properties in the first quarter of 2002, as it had been during the same quarter in 2001

Operating expenses increased by $6,382 (4%), primarily due to painting our Vacaville, CA, property, and was largely offset by the Advisor waiving the management fee.

In March 2001, we received $165,053 from Banker’s Standard Insurance Company (“Banker’s Standard”) in partial settlement of a lawsuit regarding Bankers Standard’s responsibility to defend the Company in the Market Place Cinema lawsuit. See Part II, Item 1. Banker’s Standard is also required to pay the subsequent legal costs of defending this action. We had previously expensed these legal costs, and as a result the proceeds of the settlement were taken into income in March 2001. There was no such item in 2002.

Net income for the quarter ended March 31, 2002 was $281,571, compared to net income of $478,471 for the quarter ended March 31, 2001. This decrease was primarily due to amounts recognized from the Banker’s Standard settlement in 2001 and the loss of rents in 2002 from the vacancy at our Vacaville, CA property.

The weighted average number of shares outstanding for the quarter ended March 31, 2002 was 2,927,967, the same as the comparable period in prior year. Net income per share decreased from $0.16 in 2001 to $0.10 in 2002 primarily due to amounts recognized from the Banker’s Standard settlement in 2001 and the loss of rents from the Vacaville, CA property.

WEST COAST REALTY INVESTORS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Inflation and changing prices have not had a material effect on our operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that we believe are to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. We believe the critical accounting policies that most affect our consolidated financial statements are described below.

Revenue Recognition — We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Some of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically require our tenants to pay us for common area maintenance, real estate taxes and other operating expenses. We recognize these payments as revenue in the period the applicable costs are incurred.

Real Estate — We record real estate assets at the lower of cost or fair value if impaired. Costs incurred to unaffiliated third parties for the acquisition of properties are capitalized.

We evaluate the recoverability of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Our assessment of recoverability of our real estate assets includes, but is not limited to, recent operating results, expected cash flows and our plans for future operations.

Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. We stop recording depreciation on a property once we classify it as “held for sale.”

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity to fund distributions, principal payments on notes payable and minor capital expenditures is our cash flows from operating activities. To qualify as a REIT for federal income tax purposes, we must distribute annually at least 90% of our REIT taxable income (excluding capital gains). Accordingly, we currently intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to holders of our common stock. As a policy, we keep cash balances on hand for reserves for unexpected cash requirements. Our primary sources for liquidity to fund asset acquisitions, major capital expenditures and balloon payments on notes payable include (a) net proceeds of refinancing selected existing notes payable, and (b) selling assets. Further,

WEST COAST REALTY INVESTORS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

we may attempt to obtain funding by issuing additional equity either in the form of common stock or through joint ventures.

The following table presents our contractual cash obligations as of March 31, 2002:

	Payments Due by Period

			One to
		Less Than	Three	Three to	Over Five
Contractual Obligations	Total	One year	Years	Five Years	Years

Long-Term Debt	$19,667,807	$4,391,501	$6,826,649	$520,298	$7,929,359

Total Contractual Cash Obligations	$19,667,807	$4,391,501	$6,826,649	$520,298	$7,929,359

At March 31, 2002, our net real estate investments totaled approximately $34,750,000 for the 15 properties we own. Depending upon the availability and cost of external capital, we anticipate making additional investments in light industrial and suburban office properties, and in other types of real property. In particular, we have entered into an agreement to acquire an Atlanta, Georgia retail shopping center for a gross purchase price of approximately $20,500,000, plus additional expenses associated with the inspection and closing. We have deposited $200,000 in earnest money and, unless we terminate the agreement before the end of our 45-day inspection period, we will deposit an additional $200,000 at the end of the inspection period. If during our inspection period we uncover any problems of significance, we have the right to terminate the acquisition agreement and receive a refund of the $200,000 earnest money paid to that date. This potential acquisition represents a change in our business focus, which had previously been to acquire, own and manage light industrial and suburban office properties in California.

We intend to fund new investments from (a) existing cash balances (subject to maintaining reasonable cash reserves) and from the net proceeds of (b) refinancing selected existing mortgage loans to higher balances and (c) asset sales. With respect to our refinancing plans, we are seeking to refinance several of our properties to increase the loan balances and provide net proceeds for us to use for other corporate purposes, including the funding of the cash portion of the purchase price of the retail center described above.

With respect to our acquisition of the retail center in particular, we intend to seek to obtain the approval of the institutional lender to assume the existing first mortgage debt that encumbers the property, which has a principal balance of approximately $16,800,000. If we proceed with the acquisition and obtain the lender’s consent to assume the mortgage, we will be required to pay any assumption fees the lender charges. The transaction is currently scheduled to close on or before July 17, 2002, unless an extension is required to complete the debt assumption process. If the lender fails to approve the assumption and we have not obtained alternative financing by June 9, we may terminate the contract and receive a refund of all of our earnest money. Since the amount of the loan is greater than 80% of the purchase price of the property it secures, we will either need to amend our bylaws to increase that limit or use part of our cash to pay down the loan to an amount that complies with the limit.

We may consider other sources of possible funding, including joint ventures. To increase our financial flexibility, we may obtain a revolving line of credit, although there can be no assurance we will be successful.

WEST COAST REALTY INVESTORS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The statements above regarding our possible acquisition and financing of the retail center and our refinancing commitments are forward-looking statements within the meaning of the securities laws. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, actual results could differ materially from those anticipated in the forward-looking statements. Some of the factors that might cause such a difference include the following: we may decide to terminate the contract during its inspection period; the lender may not consent to our assumption of the mortgage on the property or may impose conditions on its consent that may be unacceptable to us; we may be unable to obtain alternative financing on acceptable terms, or at all, if we cannot assume the loan; we may be unable to refinance our other properties due to various issues that may arise in the underwriting and closing process and other risks discussed in more detail in our SEC reports, including the section entitled “Risk Factors Affecting Future Operating Results” in our annual report on Form 10-K for the year ended December 31, 2001.

We believe our liquidity and various sources of capital are sufficient to fund operations including capital expenditures and leasing commissions, meet debt service and dividend requirements under the Code for REIT status and finance future investments. We believe our properties are in good condition without significant deferred maintenance obligations. Our properties are leased under “triple-net” leases, which we believe reduces our risk pertaining to excessive maintenance and operating costs. However, we anticipate we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2002, such as scheduled debt repayments (including balloon payments on our debt) and property acquisitions.

Cash flows in 2002

Our cash resources increased $238,702 during the quarter ended March 31, 2002. During the quarter ended March 31, 2002, cash provided by operating activities was $392,348, primarily from net income adjusted for non-cash items as depreciation and amortization. Further, financing activities used $153,646, due largely to principal payments on notes payable.

Cash flows in 2001

Our cash resources increased $718,918 during the quarter ended March 31, 2001. During the quarter ended March 31, 2001, cash provided by operating activities was $830,826 primarily from net income adjusted for non-cash items as depreciation and amortization and changes in balance sheet accounts. Further, financing activities used $111,847, due to principal payments on notes payable.

NEW ACCOUNTING PRONOUNCEMENTS

Information on new accounting pronouncements is contained in the notes to our financial statements under Item 1 in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks from our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to two mortgage loans totaling $6,057,758 at March 31, 2002. We generally enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and

WEST COAST REALTY INVESTORS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

working capital needs. We periodically evaluate the level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We did not have any derivative financial instruments at March 31, 2002 or December 31, 2001.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets and liabilities other than notes payable) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of notes discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of our notes payable exceeded their carrying value by approximately $1,800,000 at December 31, 2001.

We had $6,057,758 and $6,185,237 in variable rate debt outstanding at March 31, 2002 and 2001, respectively. A hypothetical 10% adverse change in interest rates would have had an unfavorable impact of approximately $7,000 and $12,000, respectively, on the quarters ended March 31, 2002 and 2001 on our earnings and cash flows based on these debt levels. We cannot predict the effect of adverse changes in interest rates on its variable rate debt and, therefore, our exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, our future results may differ materially from the estimated adverse changes discussed above.

WEST COAST REALTY INVESTORS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

WEST COAST REALTY INVESTORS, INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the special meeting of stockholders held on January 15, 2002, the stockholders approved two corporate actions by the following votes:

				Broker
	For	Against	Abstain	non-vote

	No. of	No. of	No. of	No. of
	Shares	Shares	Shares	Shares

Proposal No. 1 — Bylaw amendment to allow us to be self-administered and self-managed	1,287,447	118,675	157,671	—

Proposal No. 2 — Bylaw amendment to increase the limit on the our borrowings from 50% to 65% of aggregate property value	1,216,061	186,071	161,662	—

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

No.	Description

3.1	Amended and Restated Bylaws including the amendments adopted January 15, 2002

     (b)  Reports on Form 8-K

             None

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002	WEST COAST REALTY INVESTORS, INC. (Registrant) /s/ Charles P. Wingard CHARLES P. WINGARD (Acting Vice President/Treasurer, Principal Financial Officer, and Principal Accounting Officer)