Form 10-Q
period 2002-06-30
WEST COAST REALTY INVESTORS INC
filed 2002-08-13
CIK 858346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-24594

WEST COAST REALTY INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	95-4246740 (IRS Employer Identification No.)

3000 SAND HILL ROAD, BUILDING 3, SUITE 140
MENLO PARK, CALIFORNIA 94025
(Address of principal executive offices) (Zip Code)

(650) 233-7140
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [✓]    No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 7, 2002, 2,927,967 shares of the Registrant’s Common Stock were outstanding.

WEST COAST REALTY INVESTORS, INC.

REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

As used in this Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” and “our” refer to West Coast Realty Investors, Inc., a Delaware corporation.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEST COAST REALTY INVESTORS, INC.
BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(Unaudited)	(Audited)
Assets
Rental real estate, less accumulated depreciation (Note 1)	$26,025,616	$29,458,317
Cash and cash equivalents	1,245,626	1,123,827
Deferred rent	517,128	545,030
Accounts receivable	25,282	14,184
Loan origination fees, net of accumulated amortization of $145,022 and $144,483	161,155	167,389
Rental real estate held for sale, net (Note 1)	7,444,818	5,402,842
Deposits and acquisition costs (Note 3)	932,300	—
Other assets	60,048	51,022

Total assets	$36,411,973	$36,762,611

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and other liabilities	$294,698	$284,622
Due to related party (Note 4)	21,077	37,477
Security deposits and prepaid rent	272,805	303,852
Notes payable (Note 5)	19,054,990	19,796,510

Total liabilities	19,643,570	20,422,461
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity
Common stock $.01 par value; 5,000,000 shares authorized; 2,927,967 shares issued and outstanding as of June 30, 2002 and December 31, 2001	29,280	29,280
Additional paid-in capital	27,147,772	27,147,772
Dividends in excess of retained earnings	(10,408,649)	(10,836,902)

Total stockholders’ equity	16,768,403	16,340,150

Total liabilities and stockholders’ equity	$36,411,973	$36,762,611

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
STATEMENTS OF INCOME

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental (Notes 1 and 2)	$1,028,336	$1,114,875	$2,129,553	$2,286,527
Interest	4,278	15,370	8,592	32,773

	1,032,614	1,130,245	2,138,145	2,319,300

Cost and expenses
Interest expense	330,311	387,410	671,909	801,767
General and administrative	252,607	99,839	459,811	232,564
Depreciation	120,363	180,140	240,725	360,281
Operating	120,794	150,883	275,590	299,297

	824,075	818,272	1,648,035	1,693,909

Net income from operations	208,539	311,973	490,110	625,391
Insurance recovery from lawsuit (Note 9)	—	—	—	165,053

Net income before gain on sale of rental real estate held for sale	208,539	311,973	490,110	790,444
Gain on sale of rental real estate held for sale	230,940	—	230,940	—

Net income	$439,479	$311,973	$721,050	$790,444

Net income per share — basic and assuming dilution (Note 6):
Net income before gain on sale of rental real estate held for sale	$0.07	$0.11	$0.17	$0.27
Gain on sale of rental real estate held for sale	$0.08	—	$0.08	—

Net income per share	$0.15	$0.11	$0.25	$0.27

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	ended	ended
	June 30,	June 30,
	2002	2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$721,050	$790,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	240,725	360,281
Interest expense due to amortization of loan origination fees	24,255	19,775
Gain on sale of rental real estate held for sale	(230,940)	—
Equity contribution by Affiliates through expense reimbursements	—	113,518
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Deferred rent	15,769	(20,294)
Accounts receivable	(11,098)	(5,693)
Other assets	(9,026)	(21,409)
Accounts payable and other liabilities	10,076	(85,442)
Due to related party	(16,400)	(42,290)
Security deposits and prepaid rent	(31,047)	54,934

Net cash provided by operating activities	713,364	1,163,824

Cash flows from investing activities
Proceeds from sale of real estate held for sale	1,394,995	—
Deposits and acquisition costs (Note 3)	(430,000)	—
Additions to rental real estate	—	(117,189)

Net cash provided by (used in) investing activities	964,995	(117,189)

Cash flows from financing activities
Dividends declared and paid	(292,797)	(439,195)
Deposits and acquisition costs (Note 3)	(502,300)	—
Payments on notes payable	(741,520)	(225,275)
(Increase) in loan origination fees	(19,943)	—

Net cash (used in) financing activities	(1,556,560)	(664,470)

Net increase in cash and cash equivalents	121,799	382,165
Cash and cash equivalents, beginning of period	1,123,827	1,248,335

Cash and cash equivalents, end of period	$1,245,626	$1,630,500

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
STATEMENTS OF STOCKHOLDER’S EQUITY

Six months ended June 30, 2002
(Unaudited)

				Dividends
	Common Stock		Additional	in Excess of
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2001	2,927,967	$29,280	$27,147,772	$(10,836,902)	$16,340,150
Net income				281,571	281,571
Dividends declared ($0.10 per share) (Note 6)				(292,797)	(292,797)

Balance, March 31, 2002	2,927,967	29,280	27,147,772	(10,848,128)	16,238,924

Net income				439,479	439,479

Balance, June 30, 2002	2,927,967	$29,280	$27,147,772	$(10,408,649)	$16,768,403

Six months ended June 30, 2001
(Unaudited)

				Dividends
	Common Stock		Additional	in Excess of
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2000	2,927,967	$29,280	$26,977,370	$(6,704,362)	$20,302,288
Net income				478,471	478,471
Equity contribution by affiliates through expense reimbursements (Note 4)			56,518		56,518
Dividends declared ($0.15 per share) (Note 6)				(439,195)	(439,195)

Balance, March 31, 2001	2,927,967	29,280	27,033,888	(6,665,086)	20,398,082

Net income				311,973	311,973
Equity contribution by affiliates through expense reimbursements (Note 4)			57,000		57,000
Dividends declared ($0.15 per share) (Note 6)				(439,195)	(439,195)

Balance, June 30, 2001	2,927,967	$29,280	$27,090,888	$(6,792,308)	$20,327,860

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

West Coast Realty Investors, Inc. was organized in October 1989 under the laws of the State of Delaware. We have elected tax status as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes since 1991. Through March 31, 2002, we were advised by West Coast Realty Advisors, Inc. (“WCRA”) and our properties were managed by West Coast Realty Management, Inc. (“WCRM”) (collectively, the “Advisor”), each of which is a wholly-owned subsidiary of Associated Financial Group, Inc. The Advisor managed and oversaw our investments, subject to the direction of the board of directors. Our management and advisory relationships with the Advisor were terminated effective March 31, 2002, and since that date we have been self-managed and self-administered.

We were organized for the purpose of investing in, holding and managing income-producing residential, industrial, retail and commercial properties. As of June 30, 2002, all of our properties were located in California, and we did not own any residential properties. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance.

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

In the normal course of business, we may receive offers to purchase our properties, either solicited or unsolicited. For the offers we accept, the prospective buyer will usually require a due diligence period before closing the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for the property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of June 30, 2002, we classified six properties as “held for sale,” as they were listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. There can be no assurance that the properties held for sale will be sold in the near term, at prices we consider acceptable, or at all. Four properties were classified as “held for sale” as of December 31, 2001.

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rental Income, Operating Expense and Capitalized Costs

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. Percentage rents in the three and six month periods ended June 30, 2002 and 2001 were immaterial, and recognized when received. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

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

Consolidation

As of June 30, 2002, we owned all of our assets directly and have no subsidiaries. We formed a subsidiary limited liability company in July 2002 in connection with the refinancing of four of our properties. See Note 11.

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

Net Income Per Share

We calculate net income per share by dividing the net income by the weighted average number of shares outstanding for the period. We did not have any potentially dilutive securities in the three and six month periods ended June 30, 2002 or 2001. We are obligated to grant options to purchase

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

200,000 shares of our stock to our President and Chief Operating Officer. See Note 10. No options have been granted to date.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. We do not have any components of comprehensive income other than net income in the three and six month periods ended June 30, 2002 or 2001.

Reclassifications

We have made reclassifications to the prior years’ financial statements to conform to the presentation of the current year’s financial statements.

Presentation of Interim Information

The accompanying unaudited financial statements include all normal adjustments considered necessary, in the opinion of management, to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in our audited financial statements and notes for the fiscal year ended December 31, 2001.

Descriptive Information About Reportable Segments

Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”), requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, real estate, which comprised 96% of our total assets at both June 30, 2002 and December 31, 2001 and approximately 99% our total revenues for both quarterly periods ended June 30, 2002 and 2001. All the rental real estate we presently own is located in California, although we intend to acquire an Atlanta, Georgia shopping center in the third quarter. Because most of our leases are to single tenants under long-term leases, the economic prospects of the region generally do not affect our rental income or operating expense. Accordingly, we do not use reporting by geographic region.

Our business focus has been the ownership and operation of suburban office properties and light industrial buildings, although we intend to acquire a shopping center in the Atlanta, Georgia area during the third quarter of 2002 and may pursue other real estate opportunities. We evaluate performance and allocate resources primarily based on the opportunity for growth of net operating

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

income (“NOI”). Like the real estate industry generally, we define NOI as the excess of all revenue generated by the property (primarily rental revenue) less direct operating expenses (primarily, but not limited to, property taxes, insurance, property management and maintenance expense, to the extent not paid by the tenant). NOI excludes depreciation, capitalized expenditures and interest expense. In addition to NOI growth prospects, we evaluate properties for planned capital expenditures and various risks such as non-payment of rent by tenant, term of the lease and other factors. NOI from our properties totaled $907,542 and $963,892 in the three month periods ended June 30, 2002 and 2001, respectively, and $1,853,963 and $1,987,230 in the six month periods ended June 30, 2002 and 2001, respectively.

All revenues are from external customers and there are no revenues from transactions with other segments. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if that debt is secured. Because we are organized as a REIT, we have not provided for federal or state income taxes. See Note 7.

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

We had no previous transactions that resulted in the recognition of goodwill or other intangible assets. We have adopted SFAS 141 and SFAS 142 and there was no material effect on our financial statements.

Statement of Financial Accounting Standard 143 (SFAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002.

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. We have adopted SFAS 143 and there was no material effect on our financial statements.

Statement of Financial Accounting Standard 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. We have adopted SFAS 144 and there was no material effect on our financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1— RENTAL REAL ESTATE

Our major categories of rental real estate are:

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Land	$9,651,478	$10,672,326
Buildings and improvements	18,621,188	21,141,666

	28,272,666	31,813,992
Less accumulated depreciation	(2,247,050)	(2,355,675)

Net rental real estate	$26,025,616	$29,458,317

Our major categories of rental real estate held for sale are:

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Land	$2,548,472	$2,476,319
Buildings and improvements	6,070,089	3,977,000

	8,618,561	6,453,319
Less accumulated depreciation	(1,173,743)	(1,050,477)

Net rental real estate held for sale	$7,444,818	$5,402,842

Once a property is classified as held for sale, we stop charging depreciation expense related to it.

On April 26, 2002, we sold our Huntington Beach property to an unaffiliated buyer for $1,500,000, resulting in a gain of approximately $230,000.

We currently believe we will sell our Corona property in the third quarter of 2002; however, as of June 30, 2002, and the three months then ended, we did not believe a sale to be likely and therefore did not classify the Corona property as held for sale as of June 30, 2002.

We earned a portion of our rental revenue from tenants whose individual rents represented more than 10% of our total rental revenue for the three and six month periods ending June 30, 2002 and 2001. Specifically:

•	Four tenants accounted for 20%, 16%, 13% and 10% in the three month period ended June 30, 2002.

•	Three tenants accounted for 15%, 14% and 11% in the three month period ended June 30, 2001 and one accounted for 9%.

•	Four tenants accounted for 20%, 15%, 12% and 10% in the six month period ended June 30, 2002.

•	Three tenants accounted for 15%, 14% and 11% in the six month period ended June 30, 2001 and one accounted for 9%.

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

The tenant in our Ontario property is a subsidiary of Adelphia Communications, Inc, which has filed for protection under the federal bankruptcy laws. The tenant has paid its rent through August 31, 2002. We do not yet know whether we will be adversely affected this bankruptcy filing.

NOTE 2— FUTURE MINIMUM RENTAL INCOME

As of June 30, 2002, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

Years ending June 30,	Amount

2003	$3,692,756
2004	3,115,712
2005	3,095,526
2006	2,392,631
2007	1,785,953
Thereafter	6,249,287

Total	$20,331,865

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable lease expires.

NOTE 3— DEPOSITS AND ACQUISITION EXPENSES

As of June 30, 2002, we had made deposits totaling approximately $460,000 in connection with a loan refinancing. Of this amount, approximately $300,000 was refunded to us upon the closing of the refinancing on August 5, 2002. See Note 11. In addition, we have deposited $400,000 toward the purchase of a shopping center in the Atlanta, Georgia area. This deposit is refundable if the lender of the existing loan does not formally consent to our assumption of the loan by August 25, 2002. Further, in connection with the above, we have paid approximately $70,000 in legal fees to outside counsel.

NOTE 4— RELATED PARTY TRANSACTIONS

Until March 31, 2002, we had two agreements with the Advisor to provide advice on investments and to administer our day-to-day operations, including property management. The Advisor has terminated those agreements, pursuant to their terms, effective March 31, 2002. Since that date, we have been fully self-administered and self-managed, and no fees are due the Advisor.

During the quarter ended March 31, 2002, no advisory fees were due to the Advisor, and the Advisor did not charge us property management fees or for a reimbursement of overhead costs due to the relatively low level of service provided in that period.

At June 30, 2002, the Advisor and a related entity owned 22,556 of our shares, less than 1% of our outstanding shares. Two of our directors are also directors of the Advisor and its affiliates.

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

The following related party transactions are included in the statements of income:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Overhead expenses reimbursed to the WCRA	—	$6,000	—	$12,000

Property management fees earned by WCRM	—	$49,289	—	$86,532

Advisory fees earned by WCRA, which waived collection of these fees, which are included in additional paid-in capital in 2001	—	$56,518	—	$113,518

     In addition, we had related party accounts payable as follows:

	June 30, 2002	December 31, 2001

	(Unaudited)	(Audited)
Associated Securities Corporation	$19,077	$22,000
West Coast Realty Management, Inc.	—	13,477
West Coast Realty Advisors, Inc.	2,000	2,000

	$21,077	$37,477

NOTE 5 — NOTES PAYABLE

Notes payable consist of the following:

	Outstanding Principal Balance on

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
8.250% promissory note secured by our Huntington Beach property, monthly principal and interest payments are $4,934, due February 1, 2004	$—	$493,605
8.250% promissory note secured by our Fresno property, monthly principal and interest payments are $5,244, due August 1, 2003 with a balloon payment of $537,256	556,767	565,136
8.250% promissory note secured by our Riverside property, monthly principal and interest payments are $9,116, due November 8, 2004 with a balloon payment of $1,062,369	1,105,467	1,113,865
9.625% promissory note secured by our Tustin property, monthly principal and interest payments are $24,190, due February 1, 2005. This loan was refinanced on August 5, 2002	1,558,180	1,626,410
8.000% promissory note secured by our Sacramento property (Java City 721 West Del Paso Road), with fully amortizing monthly principal and interest payments of $3,126 to June 1, 2018	334,840	340,187

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE (continued)

	Outstanding Principal Balance on

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Variable rate promissory note secured by our Irvine property, interest rate margin is 1.90% over the 3 month LIBOR with right of conversion after the first year (3.93% at June 30, 2002), monthly payments of principal and interest are $16,693, due August 1, 2007. This loan was refinanced on August 5, 2002	2,106,728	2,140,535
8.330% promissory note secured by our Roseville property, monthly principal and interest payments are $11,510, due July 1, 2008 with a balloon payment of $1,187,329	1,372,022	1,383,654
7.375% promissory note secured by our Corona property, monthly principal and interest payments are $7,309 due June 1, 2011, with a balloon payment of $700,039. The rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the existing rate	935,289	944,456
7.375% promissory note secured by our Sacramento, property (Horn Road), monthly principal and interest payments are $7,309, due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the existing rate). This loan was refinanced on August 5, 2002	935,289	944,456
7.500% promissory note secured by our Chino property, monthly principal and interest payments are $6,836, due October 1, 2010, with a balloon payment of $682,409. The rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate	871,772	879,918
7.500% promissory note secured by our Vacaville property, monthly principal and interest payments are $10,346, due October 1, 2010, with a balloon payment of $1,032,923. The rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate	1,319,458	1,331,784

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE (continued)

	Outstanding Principal Balance on

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
7.500% promissory note secured by our Cerritos property, monthly principal and interest payments are $9,238, due April 1, 2011, with a balloon payment of $922,137. The rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less than the existing rate	1,189,071	1,199,676
7.500% promissory note secured by our Ontario property, monthly principal and interest payments are $22,390, due March 1, 2004, with a balloon payment of $2,764,436	2,854,802	2,880,329
Variable rate promissory note secured by our Folsom property, interest rate margin is 1.75% over the 3 month LIBOR (3.8438% at June 30, 2002), monthly payments of principal of $6,199 and interest calculated on the outstanding balance, due September 1, 2002 This loan was refinanced on August 5, 2002	3,915,305	3,952,499

Total	$19,054,990	$19,796,510

The aggregate annual future maturities of our notes payable at June 30, 2002 are as follows:

Years ending June 30,	Amount

2003	$4,361,177
2004	3,744,670
2005	1,308,137
2006	1,505,184
2007	272,252
Thereafter	7,863,570

Total	$19,054,990

On August 5, 2002, we refinanced the loans secured by our properties in Tustin, Sacramento (Horn Road), Irvine and Folsom. These loans totaled approximately $8,500,000. See Note 11.

NOTE 6— NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared by our board of directors and are based on a variety of factors, including the previous quarter’s net income from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board deems appropriate.

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

Net Income Per Share was computed using the weighted average number of outstanding shares of 2,927,967 and 2,927,967 for the three and six month periods ended June 30, 2002 and 2001. We did not issue any potentially dilutive securities in the three and six month periods ended June 30, 2002 or 2001.

NOTE 7— TAXES ON INCOME

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

NOTE 8— SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Six month periods ended June 30,	2002	2001

Cash paid during the period for interest	$659,370	$795,357

Supplemental disclosure of non-cash financing Activities:
Dividends declared	$292,797	$439,195

Equity contributed by an affiliate through expense reimbursement	—	$113,518

NOTE 9— INSURANCE RECOVERY

In March 2001, we received $165,053 from Banker’s Standard Insurance Company (“Banker’s Standard”) in partial settlement of a lawsuit regarding Bankers Standard’s responsibility to defend us in a lawsuit related to the Riverside property. See Note 10, below. Banker’s Standard is also required to pay the subsequent costs of this action. We had previously expensed these legal costs, and as a result, we took the proceeds of the settlement into income in March 2001.

NOTE 10— COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2001, we entered into an employment agreement with Mr. Allen K. Meredith, the President and Chief Executive Officer, under which he is entitled to options to purchase 200,000 shares of our common stock at an exercise price equal to the fair market value at the date of grant. These options would vest over a period of two years. As of June 30, 2002, no options have been issued to Mr. Meredith and there is therefore no dilutive impact for these options. Further, we would be obligated to make severance payments to Mr. Meredith, upon the termination of his employment or his resignation for certain reasons, of one year’s salary plus bonus, if any.

We are a defendant in a lawsuit entitled John Lonberg & Ruthee Goldkorn v. Sanborn Theaters, Inc., a California Corporation doing business as Marketplace Cinema and So-Cal Cinema, Inc., a California Corporation; and Salts-Troutman-Kaneshiro, Inc., West Coast Realty Investors, Inc., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with

WEST COAST REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

Disabilities Act claim brought against the Market Place Cinema, our property located in Riverside. We own the theater and have leased it to Sanborn Theaters, Inc., who operates it. The plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. The plaintiffs demand statutory damages, damages for emotional distress, a “lodestar” multiplier, attorneys’ fees and punitive damages. Although the plaintiffs have not quantified their damages, we expect that the plaintiffs’ claims will exceed $300,000. The United States Department of Justice has intervened in this suit against Sanborn Theaters. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe we have complied with all applicable provisions of law and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

NOTE 11— SUBSEQUENT EVENTS

On June 27, 2002, our board of directors declared a dividend of $0.10 per common share to holders of record on July 3, 2002, payable on July 19, 2002.

On July 19, 2002 our board of directors amended portions of our bylaws to conform the bylaws to our certificate of incorporation and to revise the policies related to the amount of debt secured by any one property. Further, as described in the proxy materials for our September 2002 annual meeting of stockholders, our board voted to amend and restate our certificate of incorporation and our bylaws and to submit those amendments and restatements to our stockholders for their approval. A feature of those proposals is a one-for-three reverse split of our outstanding shares. These changes are contingent on stockholder approval and listing of our shares on a national exchange. Finally, the board adopted a stock incentive plan, which is also subject to stockholder approval.

On August 5, 2002, we completed the refinancing of loans totaling approximately $8,500,000 secured by four of our properties: Tustin, Sacramento (Horn Road), Irvine and Folsom. The new loans bear a base rate of 6.97% and have a total initial outstanding principal amount of $15,020,000 and are due in seven years, with principal amortizing on a 30 year basis. As part of the refinancing, the lender required us to create a single purpose limited liability company to hold title to these properties; accordingly, we transferred the properties to the limited liability company and are the sole member of that company. We received approximately $6,500,000 in net proceeds after reserves, interest prorations, a prepayment penalty and approximately $300,000 in fees and costs. In addition, we will expense the unamortized balance of loan fees of approximately $190,000 related to the loans we refinanced.

WEST COAST REALTY INVESTORS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

•	the commercial real estate market;

•	our future revenues;

•	our future revenue mix, net operating income and operating results;

•	our future cash requirements;

•	competition, our competitors and our ability to compete;

•	our financial and managerial controls, reporting systems and procedures, and other systems and processes;

•	property values;

•	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease;

•	vacancies;

•	interest rates;

•	our operating costs;

•	our future depreciation expenses;

•	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;

•	our ability to meet our debt obligations;

•	the proposed sales of certain properties;

•	our ability to obtain outside financing;

•	identifying, acquiring and successfully integrating new properties;

•	the type and locations of real estate investments we may make;

•	our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;

•	environmental risks;

•	natural disasters and other threats to our properties;

•	the economies of the geographic areas where our properties are located;

•	our ability to provide liquidity for our common stock by listing it on the American Stock Exchange or other national market; and

•	our ability to recover costs and deposits in our proposed purchase of the shopping center in the Atlanta, Georgia area.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the portion of this Item 2 entitled “Risk Factors that May Affect Future Operating Results.”. We undertake no obligation to

WEST COAST REALTY INVESTORS, INC.

update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

RESULTS OF OPERATIONS

Overview

West Coast Realty Investors, Inc. was organized in October 1989 under the laws of the State of Delaware. We have elected tax status as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes since 1991. Through March 31, 2002, we were advised by West Coast Realty Advisors, Inc. (“WCRA”) and our properties were managed by West Coast Realty Management, Inc. (“WCRM”) (collectively, the “Advisor”), each of which is a wholly-owned subsidiary of Associated Financial Group, Inc. The Advisor managed and oversaw our investments, subject to the direction of the board of directors. Our management and advisory relationships with the Advisor were terminated effective March 31, 2002, and since that date we have been self-managed and self-administered.

Our business focus has been the ownership and operation of suburban office properties and light industrial buildings, although we intend to acquire an Atlanta, Georgia shopping center in the third quarter and may pursue other real estate opportunities. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance.

Other than our becoming self-managed and self-advised as noted above, the most significant factors affecting our financial results are as follows:

•	In August 2001, our tenant in our Vacaville property exercised its early termination option in the lease. This property generated approximately 8% of our gross rental income before its lease terminated. To date, we have not secured a replacement tenant for this property.

•	On April 26, 2002, we sold our Huntington Beach property to an unaffiliated buyer for $1,500,000, resulting in a gain of approximately $230,000. This property generated approximately 3% of our gross rental income before its sale.

•	On May 31, 2002, the lease expired on our Corona property, and to date, we have not secured a replacement tenant for this property. This property generated approximately 5% of our gross rental income before its lease expired.

In addition, the tenant in our Ontario property is a subsidiary of Adelphia Communications, Inc, which has filed for protection under the federal bankruptcy laws. The tenant has paid its rent through July 31, 2002. We do not yet know whether we will be adversely affected this bankruptcy filing. This property generates approximately 12% of our gross rental income

Quarter ended June 30, 2002 compared to the quarter ended June 30, 2001

Operations for the quarterly periods ended June 30, 2002 and 2001 represented full periods of rental operations for all of our properties except for our Huntington Beach, Vacaville and Corona properties for the reasons described above in “Overview.”

WEST COAST REALTY INVESTORS, INC.

Rental revenue decreased by $86,539 (8%) for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001, primarily due to the loss of rents in 2002 from the Huntington Beach, Vacaville and Corona properties.

Interest income decreased by $11,092 (72%) for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 due to lower average balances maintained in interest-earning assets and lower interest rates.

Interest expense decreased by $57,099 (15%) for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001, due to significantly lower interest rates on our variable rate debt at our Folsom and Irvine properties in 2002 and the sale of the Huntington Beach property.

General and administrative costs increased by $152,768 (153%) principally due to our conversion to a self-advised and self-managed REIT, including expenses related to hiring of employees, travel expenses and insurance. This increase was offset in part by our having to pay no advisory fee in 2002 because our agreement with the Advisor was terminated on March 31, 2002.

Depreciation expense decreased by $ 59,777 (33%) for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001, primarily due to the classification of properties as “held for sale” in the first quarter of 2002. Depreciation expense was not charged to those properties held for sale in the second quarter of 2002, as it had been during the same quarter in 2001.

Operating expenses decreased by $30,089 (20%) primarily due to the elimination of the management fee to the Advisor on the termination of the agreement on March 31, 2002.

Net gain on sale of rental real estate held for sale was $230,940 in quarter ended June 30, 2002 due to the sale of the Huntington Beach property. We sold no properties in the same period in 2001.

Net income for the quarter ended June 30, 2002 was $439,479, compared to net income of $311,973 for the quarter ended June 30, 2001. This increase was largely attributed to the gain on sale of our Huntington Beach property.

The weighted average number of shares outstanding for the quarter ended June 30, 2002 was 2,927,967, the same as the comparable period in prior year. Net income per share before gain on sale of rental real estate held for sale decreased from $0.11 in 2001 to $0.07 in 2002 largely due to the loss of rents from the Vacaville, Huntington Beach and Corona properties.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

Operations for the quarterly periods ended June 30, 2002 and 2001 represented full periods of rental operations for all of our properties except for our Huntington Beach, Vacaville and Corona properties during the periods and for the reasons described above in “Overview.”

Rental revenue decreased by $156,974 (7%) for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily due to the loss of rents in 2002 from the Huntington Beach, Vacaville and Corona properties.

WEST COAST REALTY INVESTORS, INC.

Interest income decreased by $24,181 (24%) for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due to lower average balances maintained in interest-earning assets and lower interest rates.

Interest expense decreased by $129,858 (16%) for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due to significantly lower interest rates on our variable rate debt at our Folsom and Irvine properties in 2002 and to the sale of the Huntington Beach property in 2002.

General and administrative costs increased by $227,247 (98%) principally due to our conversion to a self-advised and self-managed REIT, including expenses related to the hiring of four employees, travel expenses and insurance. This increase was offset in part by having to no advisory fee due for the period January 1 - March 31, 2002 because the criteria to charge the fee was not met in that period and the termination of our agreement with the Advisor on March 31, 2002.

Depreciation expense decreased by $119,556 (3%) the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily due to the classification of properties as “held for sale” in the first six months of 2002. Depreciation expense was not charged to those properties classified as held for sale in the first six months of 2002, as it had been during the same six months in 2001.

Operating expenses decreased by $23,707 (8%) primarily due largely to the Advisor waiving the management fee for the period January 1 - March 31, 2002 and the termination of the agreement with the Advisor on March 31, 2002.

In March 2001, we received $165,053 from Banker’s Standard Insurance Company (“Banker’s Standard”) in partial settlement of a lawsuit regarding Banker’s Standard’s responsibility to defend us in the Market Place Cinema lawsuit. See Part II, Item 1. Banker’s Standard is also required to pay the subsequent legal costs of defending this action. We had previously expensed these legal costs, and as a result the proceeds of the settlement were taken into income in March 2001. There was no such item in 2002.

Net gain on sale of real estate held for sale was $230,940 in six months ended June 30, 2002 due to the sale of the Huntington Beach property; there were no property sales in the same period in 2001.

Net income for the six months ended June 30, 2002 was $721,050, compared to net income of $790,444 for the six months ended June 30, 2001. This decrease was largely attributed to amounts recognized from the Banker’s Standard settlement in 2001, the loss of rents from the Vacaville, Huntington Beach and Corona properties in 2002 and offset in part by the gain on sale of rental real estate held for sale in 2002.

The weighted average number of shares outstanding for the six months ended June 30, 2002 was 2,927,967, the same as the comparable period in prior year. Net income before gain on sale of rental real estate held for sale per share decreased from $0.27 in 2001 to $0.17 in 2002 largely due to amounts recognized from the Banker’s Standard settlement in 2001 and the loss of rents from the Vacaville, Huntington Beach and Corona properties in 2002.

Inflation and changing prices have not had a material effect on our operations.

WEST COAST REALTY INVESTORS, INC.

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

Revenue Recognition — We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Some of the leases also provide for additional revenue based on contingent percentage income, which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically require our tenants to pay us for common area maintenance, real estate taxes and other operating expenses. We recognize these payments as revenue in the period the applicable costs are incurred.

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

In the normal course of business, we may receive offers to purchase our properties, either solicited or unsolicited. For the offers we accept, the prospective buyer will usually require a due diligence period before closing the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for the property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation and we stop recording depreciation on a property once we classify it as held for sale. There can be no assurance that the properties held for sale will be sold in the near term, at prices we consider acceptable, or at all.

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

WEST COAST REALTY INVESTORS, INC.

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

The following table presents our contractual cash obligations as of June 30, 2002:

	Payments Due by Period

Contractual Obligations	Total	Less Than One year	One to Three Years	Three to Five Years	Over Five Years

Long-Term Debt	$19,054,990	$4,361,177	$5,052,807	$1,777,436	$7,863,570

Total Contractual Cash Obligations	$19,054,990	$4,361,177	$5,052,807	$1,777,436	$7,863,570

At June 30, 2002, our net real estate investments totaled approximately $33,470,434 for the 14 properties we own. Depending upon the availability and cost of external capital, we anticipate making additional investments in light industrial and suburban office properties, and in other types of real property. In particular, we have entered into an agreement to acquire an Atlanta, Georgia shopping center for a gross purchase price of approximately $20,500,000, plus additional expenses associated with the inspection and closing. We have deposited $400,000 as an earnest money deposit. This potential acquisition represents a change in our business focus, which had previously been to acquire, own and manage light industrial and suburban office properties in California.

The tenant in our Ontario property is a subsidiary of Adelphia Communications, Inc, which has filed for protection under the federal bankruptcy laws. The tenant has paid its rent through August 31, 2002. We do not yet know whether we will be adversely affected this bankruptcy filing.

We intend to fund new investments from existing cash balances (subject to maintaining reasonable cash reserves) and from the net proceeds of (a) refinancing selected existing mortgage loans to higher balances and (b) asset sales. On August 5, 2002 we completed the refinancing of approximately $8,500,000 of mortgages on four properties, increasing the mortgage balance to approximately $15,000,000. We intend to use the approximately $6,500,000 in net proceeds for general corporate purposes, including funding the $4,000,000 cash portion of the purchase price of the Atlanta shopping center described above.

We believe that we will sell our Corona property in the third quarter of 2002 and, based on the contracted sale price, will net approximately $1, 200,000, although there can be no assurance we will indeed sell the property at that price, or at all.

With respect to our acquisition of the shopping center in particular, we have obtained the approval of the institutional lender to assume the existing first mortgage debt that encumbers the property, which has a principal balance of approximately $16,800,000. If we proceed with the acquisition, we will be required to pay approximately $170,000 in assumption fees to the lender. The transaction is currently

WEST COAST REALTY INVESTORS, INC.

scheduled to close on or before September 17, 2002, unless an extension is required to complete the debt assumption process.

We may consider other sources of possible funding, including joint ventures. To increase our financial flexibility, we may obtain a revolving line of credit, although there can be no assurance we will be successful.

The statements above regarding our possible acquisition of the Atlanta shopping center are forward-looking statements within the meaning of the securities laws. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, actual results could differ materially from those anticipated in the forward-looking statements. Due to various issues that may arise in the closing process, we may not close the acquisition as we now anticipate.

We believe our liquidity and various sources of capital are sufficient to fund operations including capital expenditures and leasing commissions, to meet debt service and dividend requirements under the Code for REIT status and to finance future investments. We believe our properties are in good condition without significant deferred maintenance obligations. Our properties are leased under “triple-net” leases, which we believe reduces our risk pertaining to excessive maintenance and operating costs. However, we anticipate we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2002, such as scheduled debt repayments (including balloon payments on our debt) and property acquisitions.

Cash flows in 2002

Our cash resources increased $121,799 during the six months ended June 30, 2002. During the six months ended June 30, 2002, cash provided by operating activities was $715,047, primarily from net income adjusted for non-cash items as depreciation and amortization. Further, financing activities used $1,988,245, due largely to principal payments on notes payable and deposits and acquisition costs. Investing activities provided $1,394,995 from the sale of the Huntington Beach property.

Cash flows in 2001

Our cash resources increased $382,165 during the six months ended June 30, 2001. During the six months ended June 30, 2001, cash provided by operating activities was $ 1,163,824, primarily from net income adjusted for non-cash items as depreciation and amortization and changes in balance sheet accounts. Further, financing activities used $664,470, due to dividends, and to a lesser extent, principal payments on notes payable.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Stockholders should carefully consider the risks described below. These risks are not the only ones we face. Additional risks not presently known to us or that we currently consider immaterial may also materially impair our business operations and hinder our ability to make expected distributions to our stockholders.

Risks Due to Investment in Real Estate

Decreased yields from an investment in real property may result from factors that may cause a decrease in revenues or values or an increase in operating expenses.

Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If our properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our results of operations and ability to make distributions to stockholders and to pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located can affect occupancy, market rental rates and expenses. These factors consequently can affect the revenues from the properties and their underlying values. The financial results of major local employers may also affect the revenues and value of some

WEST COAST REALTY INVESTORS, INC.

properties. Other factors include:

•	the general economic climate,

•	local conditions in the areas in which properties are located, such as an oversupply of properties like ours or a reduction in the demand for properties like ours,

•	the attractiveness of the properties to tenants and

•	competition from other properties like ours.

Our revenues would also be adversely affected if tenants were unable to pay rent or we were unable to rent vacant property on favorable terms.

Our tenants may go bankrupt.

Our tenants may file for bankruptcy protection or become insolvent in the future. Currently, the parent company of one tenant has filed for bankruptcy protection. We cannot evict a tenant solely because of its bankruptcy. A court might authorize the tenant to reject and terminate its lease with us. In that case, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full.

Our tenants may not renew their leases.

We cannot predict that current tenants will renew their leases upon the expiration of their terms or that current tenants will not attempt to terminate their leases before they expire. We are aware that tenants in our Irvine and Tustin properties are not fully using the properties for their operations, and thus may be less likely to re-lease the property when the lease expires or may re-lease a smaller space. If we are unable to promptly re-lease or renew the leases for significant vacant properties, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to make expected distributions to stockholders and to pay amounts due on our debt may be adversely affected.

We may be unable to lease vacant space in our properties.

To lease vacant space, we may need to pay substantial leasing commissions and renovation costs. We may acquire properties that are not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property from a vacancy or other reason. In addition, as many of our leases are “triple-net”, where the tenant is responsible for property taxes, insurance and maintenance, we would bear such costs, and not the tenant, once the tenant no longer leases the property for any reason. We could sustain a loss as a result of foreclosure on the property if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. As a result, our ability to make distributions to our stockholders could be adversely affected.

Investments in newly acquired properties may not perform as we expect.

In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional

WEST COAST REALTY INVESTORS, INC.

properties. We can give no assurance, however, that we will have the financial resources to make suitable acquisitions or that properties that satisfy our investment policies will be available for acquisition. The acquisition of property entails risks that investments will fail to perform in accordance with expectations. Those risks may include financing not being available on favorable terms or at all. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. Although we evaluate the physical condition of each new property before we acquire it, we may not detect some defects or necessary repairs until after we acquire the property. This could significantly increase our total acquisition cost, which could have a material adverse effect on us and our ability to make distributions to stockholders and pay amounts due on our debt.

The value of our property interests depends on conditions beyond our control.

General and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses and other factors beyond our control may adversely affect real property income and capital appreciation. For example, the U.S. economy is currently experiencing a slowdown, which may negatively impact property values. In particular, general and local economic conditions may be adversely affected by the terrorist incidents in New York and Washington D.C. of September 11, 2001. Some analysts have predicted that a further decline in the economy will result as a result of these or any future terrorist incidents. Although we do not have properties in these areas, we are unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide on the U.S. economy, on us or on the value of our common stock.

The lack of liquidity of real estate may reduce economic returns to investors.

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we will seek to raise funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. Depending upon interest rates, current acquisition opportunities and other factors, generally we will reinvest the proceeds in net leased industrial and suburban office properties, although such funds may be employed in other uses. We anticipate purchasing a shopping center in the Atlanta, Georgia area during the third quarter of 2002.

The risks that we may be unable to reinvest in attractive properties may affect our returns to stockholders.

In the markets we have targeted for future acquisition of properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than we do. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a corresponding decrease in property yields. We can give no assurances that we can reinvest the proceeds realized from the disposition of assets into new assets that will produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. To the extent that we are unable to reinvest those proceeds, or if the properties we acquire with those proceeds produce a lower rate of return than the properties disposed of, those results may have a material adverse effect on us.

WEST COAST REALTY INVESTORS, INC.

If we are unable to reinvest sales or refinancing proceeds as quickly as we expect, our returns to stockholders may be adversely affected.

A delay in reinvestment of sales or refinancing proceeds may have a material adverse effect on us. We may seek to structure future dispositions as tax-free exchanges, where appropriate, using the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange to qualify for tax-free treatment under Section 1031 of the Internal Revenue Code, certain technical requirements must be met. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the required time frames to meet the requirements of Section 1031.

Substantial competition among properties and real estate companies may adversely affect our rental revenues and acquisition opportunities.

All of our properties are located in developed areas where we face substantial competition from other properties and from other real estate companies who may develop or renovate competing properties. The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our properties, the rents we charge and our acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt.

Our geographic concentration of properties in California may adversely affect us.

As of June 30, 2002, our portfolio was located entirely in California, although we anticipate purchasing a shopping center in the Atlanta, Georgia area during the third quarter of 2002. Economic conditions in, and other factors relating to, the California area, including supply and demand for properties, zoning and other regulatory conditions and competition from other properties, could adversely affect our performance. In that regard, the California region in the past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to stockholders and to pay amounts due on our debt could be materially adversely affected.

Our business strategy is concentrated in few types of commercial properties.

Our primary investment focus is light industrial and suburban office properties, although we expect to purchase a shopping center in the Atlanta, Georgia area during the third quarter of 2002. As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties.

We depend on single tenants in many of our properties.

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. In the six months ended June 30, 2002, each of four tenants accounted for 20%, 15%, 12% and 10% of our total rental revenue, respectively. The tenant may attempt to terminate the lease before its scheduled term, or we may be unable to renew the lease with the current tenant. In that event, we may be unable to re-lease the space to another anchor tenant

WEST COAST REALTY INVESTORS, INC.

of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income and reduced funds from operations. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

Construction risks could adversely affect our profitability.

We currently are renovating some of our properties and may in the future renovate or build other properties, including tenant improvements required under leases. We may incur renovation costs for a property that exceed our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property on schedule, which could result in increased debt service expense or construction costs and loss of rents until the property is ready for occupancy. Additionally, the time frame required to recoup our renovation and construction costs and to realize a return on such costs can often be significant.

We may be unable to implement our growth strategy and may fail to identify, acquire or integrate new acquisitions.

Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for acquisition, complete acquisitions on favorable terms, successfully integrate acquired properties and obtain financing to support expansion. We can give no assurances that we will be successful in implementing our growth strategy, that growth will indeed occur at all, or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse affect on us and our ability to make distributions to stockholders and to pay amounts due on our debt. We intend to acquire properties that meet our investment criteria. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

We may suffer uninsured and underinsured losses, and our insurance coverage may be limited.

We carry (or require our tenants to carry) liability, fire, extended coverage and rental loss insurance on our properties. This insurance has policy specifications, limits and deductibles. We do not carry flood and earthquake insurance for our properties. In addition, some types of extraordinary losses (such as those resulting from civil unrest or terrorism) are not generally insured (or fully insured against) because they are either uninsurable or not economically insurable. Following the terrorist activity of September 11, 2001, and in light of the resulting uncertainty in the insurance market, many insurance companies have indicated that they will exclude insurance against acts of terrorism from their policies in the future. In addition, we do not carry insurance coverage for environmental liabilities. If an uninsured or underinsured loss occurs to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any loss of that nature could have a material adverse effect on us and our ability to make distributions to stockholders and pay amounts due on our debt.

WEST COAST REALTY INVESTORS, INC.

Adverse changes in laws may affect our potential liability relating to the properties and our operations.

Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to tenants in the form of higher rents (or charges on triple-net leases), and may adversely affect our cash available for distribution and our ability to make distributions to stockholders and to pay amounts due on our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on us and our ability to make distributions to stockholders and pay amounts due on our debt.

Compliance with laws benefiting disabled persons may increase our costs and adversely affect our performance.

A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and restrictions on construction or completion of renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt.

We may have liability under environmental laws.

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. Thus, we may have liability with respect to properties we have already sold. If unidentified environmental problems arise, we may have to take extensive measures to remediate the problems, which could adversely affect our cash flow and our ability to make distributions to our stockholders because:

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products and the failure to properly remediate that contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on

WEST COAST REALTY INVESTORS, INC.

contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

We face particular environmental risks related to asbestos.

Environmental laws also govern the presence, maintenance and removal of asbestos. Those laws require that owners or operators of buildings containing asbestos:

•	properly manage and maintain the asbestos;

•	notify and train those who may come into contact with asbestos; and

•	undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

Those laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow others to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. Some of our properties are located in urban, industrial and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination.

Our environmental due diligence may be inadequate.

Our policy is to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys of properties we intend to acquire. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Even though these environmental assessments are conducted, there is still the risk that:

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

We may acquire properties that are subject to liabilities for which we have no recourse, or only limited recourse, against the seller.

     These liabilities can include:

•	claims by tenants, vendors or other persons dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

WEST COAST REALTY INVESTORS, INC.

•	claims for indemnification by directors, officers and others indemnified by the former owners of the properties.

If we are required to spend time and money to deal with these claims, our intended returns from the affected property may be materially reduced.

We may change some of our policies without obtaining the approval of our stockholders.

Some of our operating and financial policies, including our policies with respect to acquisitions, growth, operations, capitalization and dividends, are determined by our board of directors. Accordingly, stockholders will have little direct control over these policies.

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of June 30, 2002, we had total assets of $36,411,973, secured indebtedness of $19,054,990, total liabilities of $19,643,570 and a debt-to-total assets ratio of 54%. After giving effect to the refinancing we completed on August 5, 2002, we estimate that our debt-to-total assets ratio is approximately 62%. Further, if we complete the purchase of the shopping center in the Atlanta, Georgia area, we estimate we will increase our debt-to-total assets ratio to approximately 72% (when calculated on the basis of generally accepted accounting principles, which reflects depreciation and thus may result in assets being valued at less than their value as determined by the board).

We anticipate that future acquisitions will be financed, to the extent allowed by our bylaws, under a line of credit, other forms of secured or unsecured financing or through our issuing additional debt or equity. We expect to review periodically our financing options regarding the appropriate mix of debt and equity financing. Equity, rather than debt, financing of future acquisitions could have a dilutive effect on the interests of our existing stockholders.

We may incur substantial additional indebtedness in the future. On August 5, 2002, we completed a refinancing in which we replaced approximately $8,500,000 of existing debt on four properties with $15,020,000 of new debt. This increased our fixed debt payments by approximately $35,000 per month.

Increased debt and leverage can reduce cash available for distribution and cause losses.

Using debt, whether with recourse to us generally or only with respect to a particular property, to acquire properties creates an opportunity for increased net income, but at the same time creates risks. We use debt to fund investments only when we believe it will enhance our risk-adjusted returns. We cannot be sure, however, that our use of leverage will prove to be beneficial. Additional leverage may:

•	increase our vulnerability to general adverse economic and industry conditions,

•	limit our flexibility in planning for, or reacting to, changes in our business and the REIT industry, which may place us at a competitive disadvantage compared to our competitors that have less debt, and

•	limit, along with the possible financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

WEST COAST REALTY INVESTORS, INC.

Any of the foregoing could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt.

We may be unable to renew, repay or refinance our debt financing.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. In most of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance is due. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a material adverse effect on us and our ability to make distributions to stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase due to rising interest rates.

We have incurred and may in the future again incur debt that bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to demand a higher yield on their shares from distributions by us, which could adversely affect the market price of our common stock.

We may incur additional debt and related debt service.

We intend to fund the acquisition properties partially through borrowings and from other sources such as sales of properties that no longer meet our investment criteria or the contribution of property to joint ventures or other financing methods. Our organizational documents currently limit the amount of debt that we may incur. On July 19, 2002, our board of directors voted to amend our bylaws, subject to the approval of shareholders and listing of our shares on a national exchange. The proposed amended and restated bylaws do not limit the amount of debt we may incur. (We have adopted a policy that we will not incur debt in excess of 65% of what the board of directors believes is the fair market value of our total portfolio at any given time. If we decide to change this policy to increase the percentage of debt we incur above 65% of our overall portfolio value, we will implement the change only after we seek and obtain the approval of the holders of a majority in voting power of our outstanding shares.)

If we incur additional debt, the agreement governing our debt could contain various covenants that limit our discretion in the operation of our business.

Any additional debt we incur will be governed by an agreement with our lenders. Typically, these types of agreements contain various provisions that could limit our discretion in the operation of our business by restricting our ability to:

•	incur additional debt and issue preferred stock,

WEST COAST REALTY INVESTORS, INC.

•	pay dividends and make other distributions,

•	make investments and other payments,

•	redeem or repurchase our capital stock,

•	consolidate or merge,

•	create liens,

•	sell assets, or

•	enter into certain transactions with our affiliates.

Further, the loan documents from our August 5, 2002 refinancing contain “cross-collateral” provisions. If one of the loans is in default and the lender forecloses on the property securing that loan, and the proceeds from the foreclosure are not sufficient to repay the defaulted loan in full, the lender can foreclose upon one or more of the other properties to recover the loan. Previously, we had no such cross collateral provisions in our loans.

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

The market value of our common stock could decrease based on our performance and market perception and conditions.

Although our shares are listed on the Nasdaq Over-the-Counter Bulletin Board, there have be no trades to date. Moreover, sales of our common stock occur only occasionally, and usually in very small volumes. For example, in 2001, the American Partnership Board reported a total of ten sale transactions involving our common stock, for an aggregate of approximately 24,000 shares. Accordingly, it is difficult to estimate the price of our common stock at any particular moment. Stockholders are cautioned that prior sales data do not necessary indicate the prices at which our common stock would trade in an active market. There can be no assurance the price of our common shares will not be lower than our previous estimates. The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common stock is also influenced by the dividend on our common stock relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock. In addition, the value of our common stock could be adversely affected by general market conditions or market conditions of real estate companies in general.

We cannot assure stockholders that we will be able to make future dividends payments at any particular rate, or at all.

Although our board of directors currently intends to continue to declare quarterly dividends on our common stock, the declaration and payment of dividends is subject to the discretion of our board of directors. Any determination as to the payment of dividends, as well as the level of those dividends, will depend on, among other things, general economic and business conditions, our strategic plans, our financial results and condition, and contractual, legal and regulatory restrictions on our ability to pay dividends. In the fourth quarter of 2001, the board of directors decreased our quarterly dividend due to a variety of factors, including the vacancy at our Vacaville property. We cannot assure stockholders that the current quarterly dividend level will be maintained or that we will pay dividends in any future period.

WEST COAST REALTY INVESTORS, INC.

Additional issuances of equity securities may be dilutive to current stockholders.

The interests of our existing stockholders could be diluted if we issue additional equity securities to finance future developments and acquisitions instead of incurring additional debt. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which could include a line of credit and other forms of secured and unsecured debt, equity financing, including common and preferred equity, or joint ventures.

Risks Due to Becoming and Self-administered and Self-managed

Historically, the Advisor had managed our properties, administrated our business affairs and sold, purchased and refinanced properties, under the direction of the board of directors. The Advisor has terminated effective March 31, 2002 and subsequently, we have become self-administrated and self-managed.

We will be exposed to new risks previously assumed by the Advisor.

Becoming a self-administered and self-advised REIT exposes us to risks to which we have not historically been exposed, such as the risks associated with our own management. In particular, we will be exposed to the risk of inefficiencies and the need to implement strict cost controls in managing our day-to-day activities and the risks and costs associated with the attraction and retention of qualified operating management. Becoming a self-advised and self-administered REIT has resulted in higher expenses of administration than those previously charged by the Advisor. We now bear the following risks previously associated with the activities of the Advisor:

•	Increased fixed overhead expenses resulting from engagement of additional personnel and other costs in excess of the fee charged by the Advisor. Our ability to cover expanded overhead may be impaired if we do not grow as we anticipate.

•	If our employees fail to perform duties properly, our recourse is limited to these employees, whose liability may be limited by indemnifications from us. Previously, the Advisor could have been liable for such failure.

•	We compete for real estate investments with all types of investors, including domestic and foreign corporations, financial institutions, other real estate investment trusts and individuals. Many of these competitors have greater resources than we do. In addition, the U.S. economy is currently experiencing a slowdown. We will no longer have available the resources and experience of the Advisor and its affiliates to assist us.

We will incur additional expenses and may have difficulties in recruiting and retaining additional management.

Our success is, in part, dependent on the support, services and contributions of Mr. Meredith and Mr. Wingard. The loss of the services of the existing management team through death, disability or otherwise could seriously harm our prospects. In August 2001, we entered into an agreement with Mr. Meredith to serve as our President and Chief Executive Officer. Mr. Wingard, our Chief Financial Officer, is also an employee. If Mr. Meredith or Mr. Wingard ceases to perform management services for us, or we consider their performance unsatisfactory, we will be required to secure management services from other personnel. There can be no assurance in such instance that we would be able to obtain qualified management or advisory services or that such services could be obtained on favorable terms. In addition, our agreement with the Advisor provided for limitations of

WEST COAST REALTY INVESTORS, INC.

the costs in connection with our management. Under self-management, there would be no such limitations. As a result, the costs of being a self-advised and self-managed REIT could significantly exceed the fees payable to the Advisor or to a successor advisor.

Becoming a self-advised and self-administered REIT will increase the influence of our current management over the our affairs

Under Mr. Meredith’s employment agreement, we have agreed to grant Mr. Meredith options to purchase 200,000 shares of our common stock at a strike price equal to fair market value at grant. These options would vest over a period of two years. To date, we have granted no options to Mr. Meredith and he owns no shares of our common stock. Once the options are granted and become vested, however, Mr. Meredith will beneficially own approximately 6.4% of our issued and outstanding common stock assuming exercise of these options. Mr. Meredith’s employment agreement provides for severance benefits to Mr. Meredith following a change of control, which would include certain changes in the composition of the board. If enough current board members resign for any reason, or if the conversion to a self-advised and self-administered REIT were otherwise construed to be a change of control, we may be obligated to pay these benefits to Mr. Meredith. Mr. Meredith has in the past expressed his interest in purchasing an additional ownership interest. Under our current Bylaws, no stockholder may hold more than 9.9% of our outstanding shares. On July 19, 2002, our board voted, pending shareholder approval and listing a national exchange, to allow Mr. Meredith to purchase up to 29% of our outstanding shares, and decreasing the ability of any other owner to purchase over 5% of our outstanding shares. By assuming the services previously performed by the Advisor, and particularly if Mr. Meredith acquires an ownership interest in us, Mr. Meredith and our management would be in a position to exercise greater control or significant influence over our affairs.

Provisions that Could Limit a Change in Control or Deter a Takeover

Restrictions in tax law and our organizational documents could limit a change in control or deter a takeover.

To maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). To protect us against risk of losing our status as a REIT due to a concentration of ownership among our stockholders, our bylaws provide, among other things, that if the board of directors determines, in good faith, that direct or indirect ownership of our common stock has or may become concentrated to an extent that would prevent us from qualifying as a REIT, the board of directors may prevent the transfer of our common stock. These limitations may have the effect of precluding acquisition of control of us by a third-party without consent of the board of directors. In addition, other provisions contained in our certificate of incorporation and bylaws may have the effect of discouraging a third-party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, those provisions may deter tender offers for our common stock that may be attractive to the stockholders, or deter purchases of large blocks of our common stock, thereby limiting the opportunity for stockholders to receive a premium for their shares of our common stock over then-prevailing market prices. Further, as noted above, if the proposed amendments to our bylaws become effective, Mr. Meredith would be allowed to own up to 29% of our outstanding shares, and others would be limited to 5% of our outstanding shares, further limiting the purchase of large blocks of shares by others.

WEST COAST REALTY INVESTORS, INC.

Change of control agreements could deter a change of control.

We have entered into a change of control agreement with Allen K. Meredith, our President and Chief Executive Officer, providing for the payment of money to him upon the occurrence of a change of control, as defined in these agreements. If, within one year following a change of control, Mr. Meredith resigns or is terminated, we will make a severance payment equal to a portion of the executive’s base salary, his average bonus over last three years and medical and other benefits. Based upon his current salary and benefit levels, this provision would result in payments totaling at least $200,000 to Mr. Meredith. The agreement with Mr. Meredith may deter changes of control because of the increased cost for a third party to acquire control of us, thus limiting the opportunity for stockholders to receive a premium for our common stock over then-prevailing market prices.

Tax Risks

Although we believe we are organized and are operating so as to qualify as a REIT under the Internal Revenue Code, we cannot give assurances that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified.

We may incur tax liabilities as a consequence of failure to qualify as a REIT.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT in 2002, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non- qualifying sources represents more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply, and, even if those relief provisions apply, a tax would be imposed with respect to excess net income, any of which could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt. We cannot give assurances that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost. This treatment would reduce funds available for investment or distributions to stockholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make, and indeed may not make, distributions to stockholders. To the extent that distributions to stockholders would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Further, to maintain our real estate investment trust status, we may borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings.

WEST COAST REALTY INVESTORS, INC.

Gain on disposition of assets deemed held for sale in the ordinary course is subject to 100% tax.

We currently are attempting to sell six of our properties. If we sell any of our properties, the Internal Revenue Service may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business. Gain from this kind of sale generally will be subject to a 100% tax. Whether an asset is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances of the sale. Although we will attempt to comply with the terms of safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be so characterized, we cannot assure stockholders that we will be able to do so.

NEW ACCOUNTING PRONOUNCEMENTS

Information on new accounting pronouncements is contained in the notes to our financial statements under Item 1 in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks from our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange risk.

Our exposure to market risk for changes in interest rates relates primarily to two mortgage loans totaling $6,022,033 at June 30, 2002. We generally enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We periodically evaluate the level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We did not have any derivative financial instruments at June 30, 2002 or December 31, 2001.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets and liabilities other than notes payable) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of notes payable is estimated based on a discounted cash flow analysis with interest rates similar to that of current market borrowing arrangements. Under this analysis, the fair value of our notes payable exceeded their carrying value by approximately $1,800,000 at December 31, 2001.

We had $6,022,033 and $6,157,272 in variable rate debt outstanding at June 30, 2002 and 2001, respectively. On August 5, 2002, we refinanced both of these loans into a fixed rate loan. A hypothetical 10% adverse change in interest rates would have had an unfavorable impact of approximately $12,000 and $20,000, respectively, on the six month periods ended June 30, 2002 and 2001 on our earnings and cash flows based on these debt levels. Further, many of our fixed rate loans have significant balloon payments that would need to be refinanced at maturity, possibly at unfavorable rates. We cannot predict the effect of adverse changes in interest rates on its variable rate debt and, therefore, our exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, our future results may differ materially from the estimated adverse changes discussed above.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

WEST COAST REALTY INVESTORS, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No.	Description

10.1	Form of indemnification agreement

(b)	Reports on Form 8-K

None

WEST COAST REALTY INVESTORS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST REALTY INVESTORS, INC. (Registrant)

Dated: August 12, 2002	/s/ Charles P. Wingard

CHARLES P. WINGARD (Vice President/Treasurer, Principal Financial Officer, and Principal Accounting Officer)