Form 10-Q
period 2002-09-30
WEST COAST REALTY INVESTORS INC
filed 2002-11-14
CIK 858346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 000-24594

WEST COAST REALTY INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4246740
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

3000 SAND HILL ROAD, BUILDING 3, SUITE 140
MENLO PARK, CALIFORNIA     94025
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

Yes   ✓                      No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2002, 2,927,967 shares of the Registrant’s Common Stock were outstanding, prior to the 1:3 reverse stock split of November 15, 2002.

WEST COAST REALTY INVESTORS, INC.

REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

As used in this Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” and “our” refer to West Coast Realty Investors, Inc., a Delaware corporation.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEST COAST REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Assets
Rental real estate, less accumulated depreciation (Note 1)	$24,316,161	$29,458,317
Cash and cash equivalents	4,442,183	1,123,827
Deferred rent	534,361	545,030
Accounts receivable	80,534	14,184
Loan origination fees, net of accumulated amortization of $99,516 and $144,483 at September 30, 2002 and December 31, 2001, respectively	461,586	167,389
Rental real estate held for sale, net (Note 1)	7,444,818	5,402,842
Deposits and acquisition costs (Note 4)	4,553,452	—
Other assets	150,779	51,022

Total assets	$41,983,874	$36,762,611

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and other liabilities	$335,314	$284,622
Due to related party (Note 5)	24,577	37,477
Security deposits and prepaid rent	226,139	303,852
Notes payable (Note 6)	24,578,774	19,796,510

Total liabilities	25,164,804	20,422,461
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity
Common stock $.01 par value; 5,000,000 shares authorized; 975,989 shares issued and outstanding as of September 30, 2002 and December 31, 2001 (Note 7, adjusted for 1:3 split)	29,280	29,280
Additional paid-in capital	27,147,772	27,147,772
Dividends in excess of retained earnings	(10,357,982)	(10,836,902)

Total stockholders’ equity	16,819,070	16,340,150

Total liabilities and stockholders’ equity	$41,983,874	$36,762,611

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental (Notes 1 and 3)	$769,850	$761,703	$2,331,243	$2,254,789
Interest	14,913	12,054	23,505	44,827

	784,763	773,757	2,354,748	2,299,616

Cost and expenses
Interest	387,512	235,340	817,473	756,509
General and administrative	371,740	184,383	829,800	367,903
Impairment loss (Note 1)	—	371,772	—	371,772
Operating	127,732	101,702	262,661	304,370
Depreciation	111,799	121,341	335,396	365,746

	998,783	1,014,538	2,245,330	2,166,300

Net (loss) income before discontinued operations and gain on sale of rental real estate and rental real estate held for sale	(214,020)	(240,781)	109,418	133,316
Discontinued operations and gain on sale of rental real estate and rental real estate held for sale (Note 2)	557,484	(3,214,194)	955,096	(2,797,847)

Net income (loss)	$343,464	($3,454,975)	$1,064,514	($2,664,531)

Net income per share — basic and assuming dilution (Note 7, adjusted for 1:3 split):
Net (loss) income before discontinued operations and gain on sale of rental real estate and rental real estate held for sale	($0.22)	($0.25)	$0.11	$0.14
Discontinued operations and gain on sale of rental real estate and rental real estate held for sale	$0.57	($3.29)	$0.98	($2.87)

Net income per share	$0.35	($3.54)	$1.09	($2.73)

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2002	2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$1,064,514	($2,664,531)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	359,374	540,422
Interest expense due to amortization of loan origination fees	36,049	28,801
Gain on sale of rental real estate and rental real estate held for sale	(734,211)	—
Impairment loss	—	3,800,000
Equity contribution by Affiliates through expense reimbursements	—	170,402
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Deferred rent	10,669	45,451
Accounts receivable	(66,350)	11,203
Loan origination fees	(26,732)	—
Other assets	(104,757)	(34,476)
Accounts payable and other liabilities	50,692	16,793
Due to related party	(12,900)	14,968
Security deposits and prepaid rent	(77,713)	16,474

Net cash provided by operating activities	498,635	1,945,507

Cash flows from investing activities
Proceeds from sale of rental real estate and rental real estate held for sale	3,578,357	—
Deposits and acquisition costs	(4,548,452)	—
Additions to rental real estate	(103,339)	(117,189)

Net cash (used in) investing activities	(1,073,434)	(117,189)

Cash flows from financing activities
Dividends declared and paid	(585,594)	(878,444)
Proceeds from notes payable	15,020,000	—
Payments on notes payable	(10,237,736)	(342,859)
(Increase) in loan origination fees	(303,515)	(10,743)

Net cash provided by (used in) financing activities	3,893,155	(1,232,046)

Net increase in cash and cash equivalents	3,318,356	596,272
Cash and cash equivalents, beginning of period	1,123,827	1,248,335

Cash and cash equivalents, end of period	$4,442,183	$1,844,607

See accompanying summary of accounting policies and notes to financial statements.

WEST COAST REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Nine months ended September 30, 2002

	(Unaudited)
				Dividends
	Common Stock		Additional	in Excess of
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2001 (Note 7, adjusted for split)	975,989	$29,280	$27,147,772	($10,836,902)	$16,340,150
Net income				1,064,514	1,064,514
Dividends declared (Note 7)				(585,594)	(585,594)

Balance, September 30, 2002	975,989	$29,280	$27,147,772	($10,357,982)	$16,819,070

	Nine months ended September 30, 2001

	(Unaudited)
				Dividends
	Common Stock		Additional	in Excess of
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2000 (Note 7, adjusted for split)	975,989	$29,280	$26,977,370	($6,704,362)	$20,302,288
Net (loss)				(2,664,531)	(2,664,531)
Equity contribution by affiliates through expense reimbursements (Note 5)			170,402		170,402
Dividends declared (Note 7)				(1,317,585)	(1,317,585)

Balance, September 30, 2001	975,989	$29,280	$27,147,772	($10,686,478)	$16,490,574

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

We were organized for the purpose of investing in, holding and managing income-producing residential, industrial, retail and commercial properties. Although all of our properties were located in California as of September 30, 2002, we purchased a large shopping center in the Atlanta, Georgia area in October 2002 (see Note 12). We do not own any residential properties. Most of our leases are “triple-net” leases that make the tenant responsible for maintenance, taxes and insurance.

Presentation of Interim Information

The accompanying unaudited financial statements include all normal adjustments considered necessary, in the opinion of management, to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the three and nine-month periods ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in our audited financial statements and notes for the fiscal year ended December 31, 2001. Please review these unaudited financial statements in conjunction with the audited financial statements and the notes to them included in our annual report on Form 10-K for the year ended December 31, 2001.

Rental Real Estate and Depreciation

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over their estimated useful lives of 31.5 to 39 years for financial reporting purposes.

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required.

Real estate classified as “held for sale” is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the normal course of business, we may receive offers to purchase our properties, either solicited or unsolicited. For the offers we accept, the prospective buyer will usually require a due diligence period before closing the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for the property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of September 30, 2002, we classified six properties as “held for sale,” as they were listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. There can be no assurance that the properties held for sale will be sold in the near term, at prices we consider acceptable, or at all. Four properties were classified as “held for sale” as of December 31, 2001.

Rental Income, Operating Expense and Capitalized Costs

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. Percentage rents in the three and nine-month periods ended September 30, 2002 and 2001 were immaterial, and recognized when received. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Acquisition Costs

We expense internal acquisition costs, including acquisition costs paid to the Advisor, in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.”

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

Consolidation

The accompanying consolidated financial statements include the financial position, results of operations, and cash flows of West Coast Realty Investors, Inc. and two wholly owned limited liability companies. All significant intercompany amounts have been eliminated.

Use of Estimates

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Income Per Share

We calculate net income per share by dividing the net income by the weighted average number of shares outstanding for the period, adjusted for the 1:3 split. See Note 7. We are obligated to grant options to purchase 66,667 split adjusted shares of our stock to Allen Meredith, our President and Chief Operating Officer. As of September 30, 2002, no options have been issued to Mr. Meredith and there is therefore no dilutive impact for these options. See Note 11. We did not have any other potentially dilutive securities in the three and nine-month periods ended September 30, 2002 or 2001.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. We do not have any components of comprehensive income other than net income in the three and nine-month periods ended September 30, 2002 or 2001.

Reclassifications

We have made reclassifications to the prior years’ financial statements to conform to the presentation of the current year’s financial statements.

Descriptive Information about Reportable Segments

Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”), requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, real estate (including rental real estate held for sale), which comprised 76% of our total assets at September 30, 2002 and 95% of our total assets at December 31, 2001 and approximately 99% our total revenues (including revenue from discontinued operations) for both quarterly periods ended September 30, 2002 and 2001. All the rental real estate we presently own is located in California and Georgia. We acquired an Atlanta, Georgia shopping center in October 2002 as described in Note 12. Because most of our leases are to single tenants under long-term leases, the economic prospects of the region generally do not affect our rental income or operating expense. Accordingly, we do not use reporting by geographic region.

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our business focus has been the ownership and operation of suburban office properties and light industrial buildings, although we acquired a shopping center in the Atlanta, Georgia area in October 2002 (see Note 12) and may pursue other real estate opportunities. We evaluate performance and allocate resources primarily based on the opportunity for growth of net operating income (“NOI”). Like the real estate industry generally, we define NOI as the excess of all revenue generated by the property (primarily rental revenue) less direct operating expenses (primarily, but not limited to, property taxes, insurance, property management and maintenance expense, to the extent not paid by the tenant). NOI excludes depreciation, capitalized expenditures and interest expense. In addition to NOI growth prospects, we evaluate properties for planned capital expenditures and various risks such as non-payment of rent by tenant, term of the lease and other factors. NOI from our properties including discontinued operations totaled $820,278 and $1,070,403 in the three-month periods ended September 30, 2002 and 2001, respectively, and $2,660,912 and $3,057,373 in the nine month periods ended September 30, 2002 and 2001, respectively.

All revenues are from external customers and there are no revenues from transactions with other segments. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if that debt is secured. Because we are organized as a REIT, we have not provided for federal or state income taxes. See Note 8.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test nine months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We had no previous transactions that resulted in the recognition of goodwill or other intangible assets. We have adopted SFAS 141 and SFAS 142 and there was no material effect on our financial statements.

Statement of Financial Accounting Standard 143 (SFAS 143), Accounting for Asset Retirement Obligations, was issued in September 2001 and is effective for fiscal years beginning after September 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability, with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. We have adopted SFAS 143 and there was no material effect on our financial statements.

Statement of Financial Accounting Standard 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. We have adopted SFAS 144 and there was no effect on net income, only changes in the classification of the income and expense of discontinued operations.

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

In July, 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issues No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and No. 88-10, “Costs Associated with Lease Modification or Termination.” Statement 146 fundamentally changes how a company should account for future “restructurings.” The primary change from EITF Issue No. 94-3 is in when to recognize and how to measure a liability for costs associated with an exit or disposal activity. The guidance in EITF Issue No. 94-3 specified that a company should recognize a liability for an exit cost at the date it commits to a plan to exit or dispose of an activity. However, it was concluded in Statement 146 that a company’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability as defined in FASB Concepts Statement No. 6, Elements of Financial Statements. As a result, Statement 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the

WEST COAST REALTY INVESTORS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

definition of liability (i.e., when the liability is incurred). For example, a company will now have to wait until leased property (under an operating lease) is no longer used before it records a liability for future rentals and such liability would be measured at fair value. One-time termination benefits to employees are still accruable (but at fair value) at the date of an exit plan if certain criteria similar to those in EITF Issue No. 94-3 are met. Statement 146 also requires that a company initially measure the liability at its fair value. The EITF Issue No. 94-3 only required the liability be reported when the costs can be reasonably estimated, but provided no guidance on how to measure it.

WEST COAST REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — RENTAL REAL ESTATE

Our major categories of rental real estate are:

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Land	$9,003,328	$10,672,326
Buildings and improvements	17,532,011	21,141,666

	26,535,539	31,813,992
Less accumulated depreciation	(2,219,179)	(2,355,675)

Net rental real estate	$24,316,161	$29,458,317

Our major categories of rental real estate held for sale are:

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Land	$2,548,472	$2,476,319
Buildings and improvements	6,070,089	3,977,000

	8,618,561	6,453,319
Less accumulated depreciation	(1,173,743)	(1,050,477)

Net rental real estate held for sale	$7,444,818	$5,402,842

Once a property is classified as held for sale, we stop charging depreciation expense related to it.

In conjunction with the implementation of our business plan, we have determined that some properties, primarily properties with small retail operations or limited prospects for appreciation, are inconsistent with our new investment objectives. Based on appraisals, estimated disposal costs and holding periods, we determined, with the Advisor, that the total expected future cash flows and the ultimate disposition of certain properties were less than their carrying values at September 30, 2001. As a result, an impairment loss of $3,800,000, primarily related to the Riverside, CA and Vacaville, CA properties, was recorded in that quarter, measured as the amount by which the carrying amount of the asset exceeded its fair value.

We earned a portion of our rental revenue from tenants whose individual rents represented more than 10% of our total rental revenue (including revenue from tenants in properties included in discontinued operations) for the three and nine month periods ending September 30, 2002 and 2001. Specifically:

     -Four tenants accounted for 20%, 16%, 13% and 10%, respectively, in the three- month period ended September 30, 2002.

     -Five tenants accounted for 22%, 19%, 15%, 12% and 10%, respectively, in the three- month period ended September 30, 2001.

WEST COAST REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     -Four tenants accounted for 21%, 16%, 13% and 11%, respectively, in the nine-month period ended September 30, 2002.

     -Five tenants accounted for 20%, 15%, 13%, 13% and 10%, respectively, in the nine-month period ended September 30, 2001.

The tenant in our Ontario, CA property is a subsidiary of Adelphia Communications, Inc, which has filed for protection under the federal bankruptcy laws. The tenant has paid its rent through November 30, 2002. We do not yet know whether we will be adversely affected this bankruptcy filing.

NOTE 2 — DISCONTINUED OPERATIONS

As of September 30, 2002, we have six properties designated as “held for sale” and during the nine months ended September 30, 2002, we sold two properties. The operations of these properties during the three and nine-month periods ended September 30, 2002 and 2001 are as follows:

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental	$215,291	$446,342	$781,646	$1,239,783

	215,291	446,342	781,646	1,239,783

Cost and expenses
Interest	111,986	128,498	345,717	389,321
General and administrative	—	44	1,749	49,088
Impairment loss	—	3,428,228	—	3,428,228
Operating	37,131	35,940	189,316	132,569
Depreciation	6,851	67,826	23,979	203,477

	155,968	3,660,536	560,761	4,202,683

Subtotal	59,323	(3,214,194)	220,885	(2,962,900)
Insurance recovery from lawsuit	—	—	—	165,053
Gain on sale of rental real estate and real estate held for sale	498,161	—	734,211	—

Net income (loss) from discontinued operations	557,484	(3,214,194)	955,096	(2,797,847)

NOTE 3 — FUTURE MINIMUM RENTAL INCOME

As of September 30, 2002, future minimum rental income under the existing leases that have remaining noncancelable terms in excess of one year are as follows:

WEST COAST REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending September 30,	Amount

2003	$3,598,062
2004	3,082,877
2005	3,102,923
2006	2,240,024
2007	1,682,558
Thereafter	5,896,824

Total	$19,603,268

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable lease expires and includes future minimum rental income from discontinued operations.

NOTE 4 — DEPOSITS AND ACQUISITION EXPENSES

As of September 30, 2002, we had made deposits totaling $4,400,000 toward the purchase of a shopping center in the Atlanta, Georgia area. In addition, we incurred approximately $148,000 in legal and other costs toward the purchase of that property. We purchased this property in October 2002. See Note 12.

NOTE 5 — RELATED PARTY TRANSACTIONS

Until March 31, 2002, we had two agreements with the Advisor: (a) to provide advice on investments, and (b) to administer our day-to-day operations, including property management. Our management and advisory relationships with the Advisor were terminated effective March 31, 2002. Since that date, we have been fully self-administered and self-managed, and no fees are due the Advisor.

During the quarter ended March 31, 2002, no advisory fees were due to the Advisor, and the Advisor did not charge us for property management fees or for a reimbursement of overhead costs due to the relatively low level of service provided in that period.

At September 30, 2002, the Advisor and a related entity owned at total of 22,556 of our shares, which is less than 1% of our outstanding shares. Two of our directors are also directors of the Advisor and its affiliates.

The following related party transactions are included in the statements of income:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Overhead expenses reimbursed to the WCRA	—	$6,000	—	$18,000

Property management fees earned by WCRM	—	$45,758	—	$132,290

Advisory fees earned by WCRA, which waived collection of these fees, which are included in additional paid-in capital in 2001	—	$68,075	—	$170,402

WEST COAST REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, we had related party accounts payable as follows:

	September 30, 2002	December 31, 2001

	(Unaudited)	(Audited)

Associated Securities Corporation	$24,577	$22,000
West Coast Realty Management, Inc.	—	13,477
West Coast Realty Advisors, Inc.	—	2,000

	$24,577	$37,477

NOTE 6 — NOTES PAYABLE

Notes payable consist of the following:

	Outstanding Principal Balance on

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
8.250% promissory note secured by our Huntington Beach property, monthly principal and interest payments are $4,934, due February 1, 2004. This property was sold in April 2002	—	$493,605
8.250% promissory note secured by our Fresno property, monthly principal and interest payments are $5,244, due August 1, 2003 with a balloon payment of $537,256	$552,577	565,136
8.250% promissory note secured by our Riverside property, monthly principal and interest payments are $9,116, due November 8, 2004 with a balloon payment of $1,062,369	1,101,388	1,113,865
6.970% promissory note secured by our Tustin property, monthly principal and interest payments of $30,677 due September 1, 2009 with a balloon payment of $4,219,765	4,625,000	1,626,410
8.000% promissory note secured by our Sacramento property (Java City 721 West Del Paso Road), with fully amortizing monthly principal and interest payments of $3,126 to June 1, 2018	332,196	340,187
6.970% promissory note secured by our Irvine property, monthly principal and interest payments of $25,105 due September 1, 2009 with a balloon payment of $3,453,364	3,785,000	2,140,535
8.330% promissory note secured by our Roseville property, monthly principal and interest payments are $11,510, due July 1, 2008 with a balloon payment of $1,187,329	1,366,022	1,383,654

WEST COAST REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — NOTES PAYABLE (continued)

	Outstanding Principal Balance on

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)

7.375% promissory note secured by our Corona property, monthly principal and interest payments are $7,309 due June 1, 2011, with a balloon payment of $700,039 The rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the existing rate. This property was sold in September 2002	—	944,456
6.970% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276 due September 1, 2009 with a balloon payment of $1,551,049	1,700,000	944,456
7.500% promissory note secured by our Chino property, monthly principal and interest payments are $6,836, due October 1, 2010, with a balloon payment of $682,409 The rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate	867,584	879,918
7.500% promissory note secured by our Vacaville property, monthly principal and interest payments are $10,346, due October 1, 2010, with a balloon payment of $1,032,923. The rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate	1,313,121	1,331,784
7.500% promissory note secured by our Cerritos property, monthly principal and interest payments are $9,238, due April 1, 2011, with a balloon payment of $922,137. The rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less than the existing rate	1,183,618	1,199,676
7.500% promissory note secured by our Ontario property, monthly principal and interest payments are $22,390, due March 1, 2004, with a balloon payment of $2,764,436	2,842,268	2,880,329

WEST COAST REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — NOTES PAYABLE (continued)

	Outstanding Principal Balance on

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)

6.970% promissory note secured by our Folsom property, monthly principal and interest payments of $32,567 due September 1, 2009 with a balloon payment of $4,479,793	4,910,000	3,952,499

Total	$24,578,774	$19,796,510

The aggregate annual future maturities of our notes payable at September 30, 2002 are as follows:

Years ending September 30,	Amount

2003	$882,057
2004	3,083,473
2005	1,361,455
2006	319,709
2007	343,825
Thereafter	18,588,255

Total	$24,578,774

NOTE 7 — NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared by our board of directors and are based on a variety of factors, including the quarter’s net income from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board deems appropriate.

On October 18, 2002 our board of directors approved the filing on November 15, 2002 of our amended and restated certificate of incorporation with the Delaware Secretary of State in the form approved by our stockholders at our annual meeting on September 24, 2002. Among other things, the amended and restated certificate of incorporation will make effective a reverse 1:3 split of our common stock, to be effective November 15, 2002. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the last trade on an exchange of our common stock prior to the reverse split. Accordingly, all weighted average share and per share amounts in the accompanying financial statements and notes have been restated to reflect the stock split.

Net Income Per Share was computed using the split adjusted weighted average number of outstanding shares of 975,989 and 975,989 for the three and nine-month periods ended September 30, 2002 and 2001. We are obligated to issue options to purchase 66,667 split adjusted shares of common stock to our President and Chief Executive Officer. As of September 30, 2002, no options have been issued to Mr. Meredith and there is therefore no dilutive impact for these options. We did not issue any other potentially dilutive securities in the three and nine-month periods ended September 30, 2002 or 2001.

NOTE 8 — TAXES ON INCOME

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (“the Code”). As a result, we will not be subject to federal taxation at the corporate level

WEST COAST REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the extent we distribute, annually, at least 90% of our REIT taxable income, as defined by the Code, to our stockholders and satisfy certain other requirements. In addition, California, the state in which in which we owned and operated real estate properties through September 30, 2002, has provisions equivalent to the federal REIT provisions. Accordingly, we have not provided for federal or state income taxes in the accompanying financial statements.

NOTE 9 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Nine month periods ended September 30,	2002	2001

Cash paid during the period for interest	$1,067,504	$1,164,118

Supplemental disclosure of non-cash financing Activities:
Dividends declared net of dividends paid	—	$439,141

Equity contributed by an affiliate through expense reimbursement	—	$170,402

Supplemental disclosure of non-cash investing activities:
Transfer of lessee’s assets to the company in satisfaction of account receivable	—	$287,036

NOTE 10 — INSURANCE RECOVERY

In March 2001, we received $165,053 from Banker’s Standard Insurance Company (“Banker’s Standard”) in partial settlement of a lawsuit regarding Bankers Standard’s responsibility to defend us in a lawsuit related to the Riverside property. See Note 11, below. Banker’s Standard is also required to pay the subsequent costs of this action. We had previously expensed these legal costs, and as a result, we took the proceeds of the settlement into income in March 2001 as part of discontinued operations.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

In March 2002, we entered into an employment agreement with Mr. Allen K. Meredith, our President and Chief Executive Officer, under which he is entitled to options to purchase 66,667 split adjusted shares of our common stock at an exercise price per share equal to the fair market value of our common stock at the date of grant. These options would vest over a period of two years. As of September 30, 2002, no options have been issued to Mr. Meredith and there is therefore no dilutive impact for these options. Further, we would be obligated to make severance payments to Mr. Meredith, upon the termination of his employment or his resignation for certain reasons, of one year’s salary plus bonus, if any.

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

WEST COAST REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 31, 2002, James E. Prock filed an action against Allen Meredith, our Chief Executive Officer and us, in Los Angeles County Superior Court. Mr. Prock was an employee of the Advisor and not an employee of West Coast Realty Investors, Inc. He provided services as our Chief Operating Officer from 1992 to August 2001 and as Acting Chief Operating Officer from August 2001 to March 2002. The lawsuit alleges that during the fall of 2001 and winter of 2002, we made purported promises to Mr. Prock that we would hire him as a full time managerial employee after we became a self managed REIT. The lawsuit seeks damages for unspecified purported lost compensation and punitive damages, and the discovery process has commenced. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe the suit is without merit and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

NOTE 12 — SUBSEQUENT EVENTS

On October 3, 2002, our board of directors declared a dividend of $0.30 per split adjusted common share to holders of record on October 11, 2002, payable on October 25, 2002.

On October 15, 2002, we completed the purchase of the Northlake Tower Festival Shopping Center. Northlake Tower Festival is a 321,000 square foot shopping center on approximately 38 acres of land in Tucker, DeKalb County, in northeastern metropolitan Atlanta. It is currently approximately 97% leased to 47 tenants including Toys“R“Us, OfficeMax, PETsMART, Haverty’s, AMC Theaters and Bally Total Fitness. The land is owned by an unrelated third party and is subject to a separate ground lease that extends through 2057. We paid a total of approximately $3.8 million in cash and assumed the first mortgage debt payable to GECC that encumbers the property, which has a principal balance of approximately $16.7 million, has an interest rate of 7.64% and has a 30-year amortization.

On September 24, 2002, we held our annual meeting of stockholders. Stockholders were asked to vote (1) to approve the amendment and restatement of our certificate of incorporation, (2) to approve the amendment and restatement of our bylaws, (3) to elect the board of directors and (4) to approve the West Coast Realty Investors, Inc. 2002 Stock Incentive Plan. Our stockholders approved each of these proposals. The effectiveness of the amended and restated certificate of incorporation and the amended and restated bylaws was contingent on our shares being listed for trading on the American Stock Exchange (the “Amex”). In October, the Amex informed our management of its informal approval of our shares for listing, and on October 18, 2002, our board of directors approved the filing of our amended and restated certificate of incorporation with the Delaware Secretary of State on November 15, 2002. On October 31, 2002, our common stock was listed and became available for trading on the American Stock Exchange, thus satisfying the contingency for filing the amended and restated certificate of incorporation. Among other things, as described in our August 16, 2002 proxy materials for the annual meeting, this filing will effectuate a one-for-three reverse split of our outstanding common stock on November 15, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

•	the commercial real estate market;

•	our future revenues;

•	our future revenue mix, net operating income and operating results;

•	our future cash requirements;

•	competition, our competitors and our ability to compete;

•	our financial and managerial controls, reporting systems and procedures, and other systems and processes;

•	property values;

•	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease;

•	vacancies;

•	interest rates;

•	our operating costs;

•	our future depreciation expenses;

•	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;

•	our ability to meet our debt obligations;

•	the proposed sales of certain properties;

•	our ability to obtain outside financing;

•	identifying, acquiring and successfully integrating new properties, including the Atlanta shopping center we purchased in October 2002;

•	the type and locations of real estate investments we may make;

•	our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;

•	environmental risks;

•	natural disasters and other threats to our properties;

•	the economies of the geographic areas where our properties are located.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the portion of this Item 2 entitled “Risk Factors that May Affect Future Operating Results”. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

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

Until 2002, our business focus was the ownership and operation of suburban office properties and light industrial buildings. We have broadened our focus to include large shopping centers and properties outside of California. We acquired an Atlanta, Georgia shopping center in October 2002 and may pursue other real estate opportunities. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance.

Other than our becoming self-managed and self-advised as noted above, the most significant factors affecting our historical financial results are as follows:

•	Early termination of Vacaville lease. In August 2001, our tenant in our Vacaville property exercised its early termination option in the lease. This property generated approximately 8% of our total gross rental income (including revenue from discontinued operations) before its lease terminated. To date, we have not secured a replacement tenant for this property.

•	Sale of Huntington Beach Property. On April 26, 2002, we sold our Huntington Beach property to an unaffiliated buyer for $1,500,000, resulting in a gain of approximately $230,000. This property generated approximately 3% our total gross rental income (including revenue from discontinued operations) before its sale.

•	Sale of Corona property. On May 31, 2002, the lease expired on our Corona property, and to date, we have not secured a replacement tenant for this property. This property generated approximately 5% our total gross rental income (including revenue from discontinued operations) before its lease expired. We sold this property in September 2002 to an unaffiliated buyer for $2,300,000, resulting in a gain of approximately $500,000.

•	Refinancing of four properties in August 2002. On August 5, 2002, we refinanced the four loans secured by our Folsom, Irvine, Sacramento (Horn Road), and Tustin properties. The refinancing replaced approximately $8,500,000 of existing debt on four properties with approximately $15,020,000 of new debt, thus increasing the aggregate loan balance of these loans by approximately $6,500,000. The loans bear interest at a fixed rate of 6.97% per annum. This refinancing increased our fixed debt payments by approximately $35,000 per month.

In the future, we believe our financial results will also be affected by the following:

•	The August 2002 refinancing of the four loans described above.

•	On October 15, 2002, we acquired Northlake Tower Festival, a 321,000 square foot shopping center on approximately 38 acres of land in Tucker, DeKalb County, in northeastern metropolitan Atlanta. Northlake is currently approximately 97% leased to 47 tenants including Toys“R“Us, OfficeMax, PETsMART, Haverty’s, AMC Theaters and Bally Total Fitness. We paid a total of approximately $3.8 million in cash and assumed the $16.7 million mortgage on the property.

As a result of the August 2002 refinancing, as of September 30, 2002, we had total assets of $41,983,874, secured indebtedness of $24,578,774, total liabilities of $25,164,804 and a debt-to-total assets ratio of 60%. After giving effect to the purchase of the Northlake Tower Festival, we estimate we will increase our debt-to-total assets ratio to approximately 72% (when calculated on the basis of generally accepted accounting principles, which reflects depreciation and thus may result in assets being valued at less than their value as determined by the board). In addition, our aggregate monthly debt service has increased from approximately $150,000 to $300,000 or 100%, from June 2002 to November 2002, which reflects the sale of our Corona property and the assumption of debt with the purchase of the Northlake Tower Festival. We plan to use revenues in excess of operating costs from the Northlake Tower Festival property to pay the increased debt service.

The tenant in our Ontario property is a subsidiary of Adelphia Communications, Inc, which has filed for protection under the federal bankruptcy laws. The tenant has paid its rent through November 30, 2002. We do not yet know whether we will be adversely affected by this bankruptcy filing. This property generated approximately 10% of our total gross rental income (including revenue from discontinued operations) for the quarter ended September 30, 2002.

Quarter ended September 30, 2002 compared to the quarter ended September 30, 2001

Operations for the quarterly periods ended September 30, 2002 and 2001 represented full periods of rental operations for all of our properties, other than properties included in discontinued operations. The following properties are included in discontinued operations: Fresno, Roseville, Riverside Sacramento (717 W. Del Paso Road), Sacramento (721 W. Del Paso Road), Vacaville, Huntington Beach (sold April 2002) and Corona (sold September 2002).

Rental revenue increased by $8,147 (1%) for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001.

Interest income increased by $2,859 (24%)for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 primarily due to higher average balances maintained in interest-earning assets from our refinancing on August 5, 2002 and offset in part lower interest rates.

Interest expense increased by $152,172 (65%) for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 primarily due to the refinancing of four existing loans on August 5, 2002. The refinancing of the loans increased the loan balance by approximately $6,500,000 and replaced variable rate debt at our Folsom and Irvine properties with fixed rate debt with a higher interest rate. In addition, we incurred approximately $77,000 in a prepayment penalty and the expense of unamortized loan origination fees of the loans we refinanced.

Impairment loss was $371,772 for the quarter ended September 30, 2001; there was no impairment loss during the same period in 2002.

General and administrative costs increased by $187,357 (102%) principally due to our conversion to a self-advised and self-managed REIT, including expenses related to hiring of employees, travel expenses, insurance and legal and related fees for our proxy for the annual meeting of stockholders. This increase was offset in part by our having to pay no advisory fee in 2002 because our agreement with the Advisor was terminated on March 31, 2002.

Depreciation expense decreased by $9,542 (8%) for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001, primarily due to lower depreciable basis on one property due to the write down from the impairment loss in 2002.

Operating expenses increased by $26,030 (26%) primarily due to painting in our Irvine and Sacramento (Horn Road) properties and offset in part by the elimination of the management fee to the Advisor on the termination of the agreement on March 31, 2002.

Discontinued operations and gain on sale of rental real estate and rental real estate held for sale was $557,484 in the quarter ended September 30, 2002 compared to a loss of $3,214,194 in the quarter ended September 30, 2001. The change in 2002 includes a gain of approximately $500,000 from the sale of the Corona property. We sold no properties in the same period in 2001. In addition, in 2001, we recorded an impairment loss of approximately $3,400,000. The impairment loss was offset in part by revenue for the entire quarter ended September 30, 2001 for the Huntington Beach and Corona properties. We sold these properties in 2002 and received no revenues from these properties in the quarter ended September 30, 2002. Further, we received a lease termination fee of approximately $150,000 from the early termination of the lease at the Vacaville property in the quarter ended September 30, 2001.

Net income for the quarter ended September 30, 2002 was $343,464, compared to net loss of $3,454,975 for the quarter ended September 30, 2001. This increase was largely attributed to the gain on sale of our Corona property in 2002 and the impairment loss in 2001.

The weighted average number of shares outstanding for the quarter ended September 30, 2002 was 975,989 (split adjusted), the same as the comparable period in prior year. The net (loss) income per share before discontinued operations and gain on sale of rental real estate and rental real estate held for sale was ($0.22) in 2002 compared to a net loss per share of ($0.25) in 2001 largely due the impairment loss and offset in part by higher interest and general and administrative expense in 2002.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Operations for the nine months ended September 30, 2002 and 2001 represented full periods of rental operations for all of our properties, other than properties included in discontinued operations. The following properties are included in discontinued operations: Fresno, Roseville, Riverside Sacramento (717 W. Del Paso Road), Sacramento (721 W. Del Paso Road), Vacaville, Huntington Beach (sold April 2002) and Corona (sold September 2002).

Rental revenue increased by $76,454 (3%) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to a new lease with higher rent in our Cerritos property

Interest income decreased by $21,322 (48%) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to lower average balances maintained in interest-earning assets and lower interest rates in 2002.

Interest expense increased by $60,964 (8%) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to the refinancing of four existing loans on August 5, 2002. The refinancing of the loans increased the loan balance by approximately $6,500,000 and replaced variable rate debt at our Folsom and Irvine properties with fixed rate debt with a higher interest rate. In addition, we incurred approximately $77,000 in a prepayment penalty and the expense of unamortized loan origination fees of the loans we refinanced. In addition, in 2002, two variable rate loans had significantly lower interest rates than in the same period in 2001; these loans were refinanced on August 5, 2002 into fixed rate loans.

General and administrative costs increased by $461,897 (126%) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 principally due to our conversion to a self-advised and self-managed REIT, including expenses related to hiring of employees, travel expenses, insurance and legal and related fees for our proxy materials for the annual meeting of stockholders. This increase was offset in part by our having to pay no advisory fee in 2002 because our agreement with the Advisor was terminated on March 31, 2002.

Impairment loss was $371,772 for the nine months ended September 30, 2001; there was no impairment loss during the same period in 2002.

Depreciation expense decreased by $30,350 (8%) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, primarily due to lower depreciable basis on one property due to the write down from the impairment loss.

Operating expenses decreased by $41,709 (14%) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due the elimination of the management fee in 2002 to the Advisor on the termination of the agreement on March 31, 2002 and offset in part by painting in our Irvine and Sacramento (Horn Road) properties in 2002.

Discontinued operations and gain on sale of rental real estate and rental real estate held for sale was $955,096 in the nine months ended September 30, 2002 compared to a loss of $2,797,847 in the nine months ended September 30, 2001. The change in 2002 includes a gain of approximately $730,000 from the sale of the Huntington Beach and Corona properties. We sold no properties in the same period in 2001. In addition, in 2001, we recorded an impairment loss of approximately $3,400,000. The impairment loss was offset in part by revenue for the entire nine months ended September 30, 2001 for the Huntington Beach and Corona properties, which were sold in 2002. Further, we received a lease termination fee of approximately $150,000 from the early termination of the lease at the Vacaville property and approximately $165,000 from an insurance recovery from a lawsuit in the nine months ended September 30, 2001.

Net income for the nine months ended September 30, 2002 was $1,064,514, compared to net loss of $2,664,531 for the nine months ended September 30, 2001. This increase was largely attributed to the gain on sale the Huntington Beach and Corona properties in 2002 and the impairment loss in 2001.

The weighted average number of shares outstanding for the nine months ended September 30, 2002 was 975,989 (split adjusted), the same as the comparable period in the prior year. The net income per share before discontinued operations and gain on sale of rental real estate and rental real estate held for sale was $0.11 in 2002 compared to $0.14 in 2001 largely due higher general and administrative in 2002 and offset in part by the impairment loss in 2001.

Inflation

Inflation and changing prices have not had a material effect on our operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that we believe are reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. We believe the critical accounting policies that most affect our consolidated financial statements are described below.

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

The following table presents our contractual cash obligations as of September 30, 2002:

	Payments Due by Period

		Less Than	One to	Three to	Over Five
Contractual Obligations	Total	One year	Three Years	Five Years	Years

Long-Term Debt	24,578,774	882,057	4,444,928	663,534	18,588,255

Total Contractual Cash Obligations	24,578,774	882,057	4,444,928	663,534	18,588,255

At September 30, 2002, our net real estate investments totaled approximately $31,760,976 for the 13 properties we own, including discontinued operations. Depending upon the availability and cost of external capital, we anticipate making additional investments in light industrial and suburban office properties, and in other types of real property. In particular, in October 2002 we acquired an Atlanta, Georgia shopping center for a gross purchase price of approximately $20,400,000, plus additional expenses associated with the inspection and closing. This acquisition represents a change in our business focus, which had previously been to acquire, own and manage light industrial and suburban office properties in California.

The tenant in our Ontario property is a subsidiary of Adelphia Communications, Inc, which has filed for protection under the federal bankruptcy laws. The tenant has paid its rent through November 30, 2002. We do not yet know whether we will be adversely affected this bankruptcy filing.

On August 5, 2002 we completed the refinancing of approximately $8,500,000 of mortgages on four properties, increasing the mortgage balance to approximately $15,000,000. We intend to use the approximately $6,500,000 in net proceeds for general corporate purposes, including funding the $4,000,000 cash portion of the purchase price of the Atlanta shopping center described above. We intend to fund new investments from existing cash balances (subject to maintaining reasonable cash reserves) and from the net proceeds of asset sales.

For additional information regarding our liquidity and capital resources, see “Overview” above.

We may consider other sources of possible funding, including joint ventures. To increase our financial flexibility, we may obtain a revolving line of credit, although there can be no assurance we will be successful.

We believe our liquidity and various sources of capital are sufficient to fund operations including capital expenditures and leasing commissions, to meet debt service and dividend requirements under the Code for REIT status and to finance future investments. We believe our properties are in good condition without significant deferred maintenance obligations. Many of our properties are leased under “triple-net” leases, which we believe reduces our risk pertaining to excessive maintenance and operating costs. However, we anticipate we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2002, such as scheduled debt repayments (including balloon payments on our debt) and property acquisitions.

Cash flows in 2002

Our cash resources increased $3,318,356 during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, cash provided by operating activities was $498,635, primarily from net income adjusted for non-cash items as depreciation and amortization. Further, investing activities used $1,073,434 largely due to deposits and acquisition costs of the shopping center in Atlanta, Georgia and was offset in part by the sales of the Huntington Beach and Corona properties. Financing activities provided $3,893,155, primarily from the refinancing of four loans on August 5, 2002 and offset in part by dividends and loan origination fees.

Cash flows in 2001

Our cash resources increased $596,272 during the nine months ended September 30, 2001. During the nine months ended September 30, 2001, cash provided by operating activities was $1,945,507, primarily from net income adjusted for non-cash items as depreciation and amortization and changes in balance sheet accounts. Further, financing activities used $1,232,046, due to dividends, and to a lesser extent, principal payments on notes payable.

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

Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If our properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our results of operations and ability to make distributions to stockholders and to pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located can affect occupancy, market rental rates and expenses. These factors consequently can affect the revenues from the properties and their underlying values. The financial results of major local employers may also affect the revenues and value of some properties. Other factors include:

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

Our tenants may not renew their leases.

We cannot predict that current tenants will renew their leases upon the expiration of their terms or that current tenants will not attempt to terminate their leases before they expire. We are aware that tenants in our Irvine and Tustin properties are not fully using the properties for their operations, and thus may be less likely to re-lease the property when the lease expires or may re-lease a smaller space. Further, the leases for our Sacramento (Horn Road) and Chino properties expire in the first half of 2003. The tenant of the Chino property has advised us that it will not renew its lease. If we are unable to promptly re-lease or renew the leases for significant vacant properties, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to make expected distributions to stockholders and to pay amounts due on our debt may be adversely affected.

We may be unable to lease vacant space in our properties.

To lease vacant space, we may need to pay substantial leasing commissions and renovation costs. We may acquire properties that are not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property from a vacancy or other reason. In addition, as many of our leases are “triple-net”, that make the tenant responsible for property taxes, insurance and maintenance, we, and not the tenant would bear such costs, once the tenant no longer leases the property for any reason. We could sustain a loss as a result of foreclosure on the property if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. As a result, our ability to make distributions to our stockholders could be adversely affected.

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

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we will seek to raise funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. Depending upon interest rates, current acquisition opportunities and other factors, generally we will reinvest the proceeds in net leased industrial and suburban office properties, although such funds may be employed in other uses. We purchased a shopping center in the Atlanta, Georgia area in October 2002.

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

Our geographic concentration of properties in California and Georgia may adversely affect us.

Our portfolio is located entirely in California and Georgia. Economic conditions in, and other factors relating to, California and Georgia, including supply and demand for properties, zoning and other regulatory conditions and competition from other properties, could adversely affect our performance. In that regard, these regions have in the past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to stockholders and to pay amounts due on our debt could be materially adversely affected.

We depend on single tenants in many of our properties.

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. In the nine months ended September 30, 2002, each of four tenants accounted for 21%, 16%, 13% and 11%, respectively, of our total rental revenue, including discontinued operations, respectively. The tenant may attempt to terminate the lease before its scheduled term, or we may be unable to renew the lease with the current tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income and reduced funds from operations. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

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

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of September 30, 2002, we had total assets of $41,983,874, secured indebtedness of $24,578,774, total liabilities of $25,164,804 and a debt-to-total assets ratio of 60%. After giving effect to the purchase of the shopping center in the Atlanta, Georgia area, we estimate we will increase our debt-to-total assets ratio to approximately 72% (when calculated on the basis of generally accepted accounting principles, which reflects depreciation and thus may result in assets being valued at less than their value as determined by the board).

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

We intend to fund the acquisition of additional properties partially through borrowings and from other sources such as sales of properties that no longer meet our investment criteria or the contribution of property to joint ventures or other financing methods. As explained in Note 12 to the financial statements included in Item 1 above, we plan to implement an amended and restated certificate of incorporation and amended and restated bylaws on November 15, 2002. Unlike our current certificate and bylaws, these new organizational documents will not limit the amount of debt that we may incur. (We have adopted a policy that we will not incur debt in excess of 65% of what the board of directors believes is the fair market value of our total portfolio at any given time. If we decide to change this policy to increase the percentage of debt we incur above 65% of our overall portfolio value, we will implement the change only after we seek and obtain the approval of the holders of a majority in voting power of our outstanding shares.)

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

Although our stock was listed on the Nasdaq Over-the-Counter Bulletin Board and, as of October 31, 2002, our stock was listed on the American Stock Exchange, there have very few trades to date. Moreover, sales of our common stock occur only occasionally, and usually in very small volumes. For example, in 2001, the American Partnership Board reported a total of ten sale transactions involving our common stock, for an aggregate of approximately 24,000 shares. Accordingly, it is difficult to estimate the price of our common stock at any particular moment. Stockholders are cautioned that prior sales data do not necessary indicate the prices at which our common stock would trade in an active market. There can be no assurance the price of our common shares will not be lower than our previous estimates. The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common stock is also influenced by the dividend on our common stock relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock. In addition, the value of our common stock could be adversely affected by general market conditions or market conditions of real estate companies in general.

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

Our success is, in part, dependent on the support, services and contributions of Mr. Meredith and Mr. Wingard. The loss of the services of the existing management team through death, disability or otherwise could seriously harm our prospects. In August 2001 and amended March 2002, we entered into an agreement with Mr. Meredith to serve as our President and Chief Executive Officer. Mr. Wingard, our Chief Financial Officer, is also an employee. If Mr. Meredith or Mr. Wingard ceases to perform management services for us, or we consider their performance unsatisfactory, we will be required to secure management services from other personnel. There can be no assurance in such instance that we would be able to obtain qualified management or advisory services or that such services could be obtained on favorable terms. In addition, our agreement with the Advisor provided for limitations of the costs in connection with our management. Under self-management, there are no such limitations. As a result, the costs of being a self-advised and self-managed REIT could significantly exceed the fees payable to the Advisor or to a successor advisor.

Becoming a self-advised and self-administered REIT will increase the influence of our current management over our affairs

Under Mr. Meredith’s employment agreement, we have agreed to grant Mr. Meredith options to purchase 66,667 split adjusted shares of our common stock at a strike price equal to fair market value at grant. These options would vest over a period of two years. To date, we have granted no options to Mr. Meredith. Once the options are granted and become vested, however, Mr. Meredith will beneficially own approximately 6.4% of our issued and outstanding common stock assuming exercise of these options (and not including any shares Mr. Meredith may have purchased other than by exercising options). Mr. Meredith’s employment agreement provides for severance benefits to Mr. Meredith following a change of control, which would include certain changes in the composition of the board. If enough current board members resign for any reason, or if the conversion to a self-advised and self-administered REIT were otherwise construed to be a change of control, we may be obligated to pay these benefits to Mr. Meredith. Mr. Meredith has in the past expressed his interest in purchasing an additional ownership interest. Under our new amended and restated bylaws and amended and restated certificate of incorporation which we expect to implement on November 15, 2002, Mr. Meredith will be permitted to purchase up to 29% of our outstanding shares, and accordingly, no other stockholder may purchase over 5% of our outstanding shares. By assuming the services previously performed by the Advisor, and particularly if Mr. Meredith acquires an ownership interest in us, Mr. Meredith and our management will be in a position to exercise greater control or significant influence over our affairs.

Provisions that Could Limit a Change in Control or Deter a Takeover

Restrictions in tax law and our organizational documents could limit a change in control or deter a takeover.

To maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). To protect us against risk of losing our status as a REIT due to a concentration of ownership among our stockholders, our bylaws provide, among other things, that if the board of directors determines, in good faith, that direct or indirect ownership of our common stock has or may become concentrated to an extent that would prevent us from qualifying as a REIT, the board of directors may prevent the transfer of our common stock. These limitations may have the effect of precluding acquisition of control of us by a third-party without consent of the board of directors. In addition, other provisions contained in our certificate of incorporation and bylaws may have the effect of discouraging a third-party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, those provisions may deter tender offers for our common stock that may be attractive to the stockholders, or deter purchases of large blocks of our common stock, thereby limiting the opportunity for stockholders to receive a premium for their shares of our common stock over then-prevailing market prices. Further, as noted above, Mr. Meredith will be allowed to own up to 29% of our outstanding shares, and others will be limited to 5% of our outstanding shares, further limiting the purchase of large blocks of shares by others.

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

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT in 2002, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources represents more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply, and, even if those relief provisions apply, a tax would be imposed with respect to excess net income, any of which could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt. We cannot give assurances that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost. This treatment would reduce funds available for investment or distributions to stockholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make, and indeed may not make, distributions to stockholders. To the extent that distributions to stockholders would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Further, to maintain our real estate investment trust status, we may borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our debt instruments have fixed rates, and we do not have exposure to market risk for changes in interest rates. Therefore, subsequent changes in market interest rates do not affect the rate of our debt. We have in the past and may in the future, however, enter into debt instruments that bear interest at a variable rate. We generally enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We periodically evaluate the level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We did not have any derivative financial instruments at September 30, 2002 or December 31, 2001.

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

We had $0 and $6,126,595 in variable rate debt outstanding at September 30, 2002 and 2001, respectively. On August 5, 2002, we refinanced our two variable rate loans into fixed rate loans. A hypothetical 10% adverse change in interest rates would have had an unfavorable impact of approximately $0 and $23,000, respectively, on the nine-month periods ended September 30, 2002 and 2001 on our earnings and cash flows based on these debt levels. Further, many of our fixed rate loans have significant balloon payments that would need to be refinanced at maturity, possibly at unfavorable rates. We cannot predict the effect of adverse changes in interest rates on its variable rate debt and, therefore, our exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, our future results may differ materially from the estimated adverse changes discussed above.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by our Chief Executive Officer and Chief Financial Officer.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On July 31, 2002, James E. Prock filed an action against Allen Meredith, our Chief Executive Officer and us, in Los Angeles County Superior Court. Mr. Prock was an employee of the Advisor and not an employee of West Coast Realty Investors, Inc. He provided services as our Chief Operating Officer from 1992 to August 2001 and as Acting Chief Operating Officer from August 2001 to March 2002. The lawsuit alleges that during the fall of 2001 and winter of 2002, we made purported promises to Mr. Prock that we would hire him as a full time managerial employee after we became a self managed REIT. The lawsuit seeks damages for unspecified purported lost compensation and punitive damages, and the discovery process has commenced. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe the suit is without merit and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 2002, West Coast held its annual meeting of stockholders. Stockholders were asked to vote (1) to approve the amendment and restatement of West Coast’s certificate of incorporation, (2) to approve the amendment and restatement of West Coast’s bylaws, (3) to elect the board of directors and (4) to approve the West Coast Realty Investors, Inc. 2002 Stock Incentive Plan. The results of the stockholders’ vote are as follows:

				Against
				(Proposals 1,2,
				and 4)
				Withheld		Broker
	For			(Proposal 3)	Abstentions	non-votes

		% of
		voting shares	% of
	No. of	voted for	outstanding	No. of	No. of	No. of
	shares	this item	Shares	shares	shares	shares

Proposal No. 1- Amendment and restatement of certificate of incorporation	1,544,364	88.8%	52.7%	65,083	118,740	10,000
Proposal No. 2- Amendment and restatement of bylaws	1,547,114	89.0%	52.8%	65,633	115,440	10,000
Proposal No. 3- Election of directors:
Allen K. Meredith	1,589,601	91.5%	54.3%	148,586	—	—
E. Andrew Isakson	1,590,221	91.5%	54.3%	147,966	—	—
Patricia F. Meidell	1,589,221	91.4%	54.3%	148,966	—	—
James P. Moore	1,590,221	91.5%	54.3%	147,966	—	—
Neal E. Nakagiri	1,590,221	91.5%	54.3%	147,966	—	—
John H. Redmond	1,589,221	91.4%	54.3%	148,966	—	—
Eric P. Von der Porten	1,590,221	91.5%	54.3%	147,966	—	—
Proposal No. 4 - Approval of 2002 Stock Incentive Plan	1,372,467	79.0%	46.9%	183,333	172,387	10,000

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No.	Description

3.2	Amended and Restated Bylaws *
10.1	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the Folsom Property*
10.2	Deed of Trust Note for the Folsom Property *
10.3	Schedule of material terms of Loans secured by the Irvine, Sacramento (Horn Road) and Tustin properties in the Form of Exhibits 10.1 and 10.2

*	Pursuant to Item 601(b)(2) of Regulation S-K, West Coast agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

(b)	Reports on Form 8-K

On July 12, 2002, we filed a report on from 8-K under Item 9 “Regulation FD Disclosure”. There were no financial statements filed.

On August 14, 2002, we filed a report on from 8-K under Item 9 “Regulation FD Disclosure”. There were no financial statements filed.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST REALTY INVESTORS, INC. (Registrant)

Dated: November 13, 2002	/s/ Charles P. Wingard

CHARLES P. WINGARD (Vice President/Treasurer principal financial and accounting officer)

Certification

I, Allen K. Meredith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of West Coast Realty Investors, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ Allen K. Meredith

Date	ALLEN K. MEREDITH President and Chief Executive Officer (principal executive officer)

Certification

I, Charles P. Wingard, certify that:

2. I have reviewed this quarterly report on Form 10-Q of West Coast Realty Investors, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ Charles P. Wingard

Date	CHARLES P. WINGARD Vice President/Treasurer (principal financial and accounting officer)