Form 10-K
period 2002-12-31
MEREDITH ENTERPRISES INC
filed 2003-03-31
CIK 858346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 000-24594

MEREDITH ENTERPRISES, INC.

(formerly West Coast Realty Investors, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	95-4246740
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

3000 SAND HILL ROAD BUILDING 2, SUITE 120

MENLO PARK, CALIFORNIA 94025

(Address of principal executive offices) (Zip Code)

(650) 233-7140

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

The aggregate market value of voting and non-voting common equity of the registrant’s common stock held by non-affiliates was $9,748,940 as of March 14, 2003.

As of March 14, 2003, there were 975,298 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

MEREDITH ENTERPRISES, INC.

(formerly West Coast Realty Investors, Inc.)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” or “the Company” and “our” refer to Meredith Enterprises, Inc., a Delaware corporation, formerly West Coast Realty Investors, Inc.

PART I

ITEM 1.    BUSINESS

Special Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

•	the commercial real estate market;
•	our future revenues;
•	our future revenue mix, net operating income and operating results;
•	our future cash requirements;
•	competition, our competitors and our ability to compete;
•	our financial and managerial controls, reporting systems and procedures, and other systems and processes;
•	property values;
•	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease;
•	vacancies;
•	interest rates;
•	our operating costs;
•	our future depreciation expenses;
•	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;
•	our ability to meet our debt obligations;
•	the proposed sales of certain properties;
•	our ability to obtain outside financing;
•	identifying, acquiring and successfully integrating new properties, including the shopping center in Atlanta we purchased in October 2002;
•	the type and locations of real estate investments we may make;
•	our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;
•	environmental risks;
•	natural disasters and other threats to our properties; and
•	the economies of the geographic areas where our properties are located.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see “Risk Factors” at the end of this Item 1. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report.

Overview

Meredith Enterprises, Inc. (formerly West Coast Realty Investors, Inc.) is a real estate company engaged in acquiring, owning and managing, suburban office, retail shopping center and light industrial properties. We were originally incorporated in 1989 under the laws of the State of Delaware. We have elected to be taxed as a real estate investment trust, or “REIT,” for federal income tax purposes, which requires, among a number of other organizational and operational requirements, that we distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. From inception to March 31, 2002, West Coast Realty Advisors, Inc. advised us and West Coast Realty Management, Inc. managed our properties. Each of these companies is a wholly owned subsidiary of Associated Financial Group, Inc., and we sometimes refer to them together in this annual report as the “Advisor.” Since March 31, 2002, we have been self-managed and self-administered.

At December 31, 2002, we had a real estate portfolio of 14 properties, including:

•	five light industrial properties totaling 238,130 square feet,
•	one shopping center of 321,621 square feet,
•	two suburban office properties representing 89,926 square feet and
•	six properties held for sale totaling 124,848 square feet.

All of our properties are located in California and Georgia.

Our executive offices are located at 3000 Sand Hill Road Building 2, Suite 120, Menlo Park, California 94025, and our telephone number is (650) 233-7140.

Business Strategies

Our business objective is to increase stockholders’ long-term total return through dividends and the appreciation in value of our common stock.

We seek to grow our asset base through (1) the acquisition of suburban office, retail shopping center and light industrial properties, (2) the acquisition of portfolios of similar properties, and (3) the rehabilitation and repositioning of suburban office, retail shopping center and light industrial properties. Our strategy is to operate in markets that demonstrate superior economic growth while restrained by entitlement limitations of similar properties. We intend to continue to target selected California and Southeastern markets where assets are currently owned, and we can benefit from our real estate expertise and access to superior properties introduced by high quality brokers. Specific strategies include:

•	increasing cash flow through new net leases for existing properties;
•	evaluating and refinancing of existing and new properties;
•	development of suburban office, retail shopping center and light industrial properties;
•	rehabilitation, repositioning and disposing of non-strategic properties;
•	reinvesting sales proceeds into new properties; and
•	expanding our sources of private and institutional real estate capital for future acquisition purposes.

Significant Recent Events

•	On March 3, 2003, we granted a total of 91,669 options to purchase our common stock to three employees and four directors at $10.25 per share, the fair market value at the date of grant. At the date of grant, approximately 64,000 options were vested. To date, no options have been exercised.
•	On March 24, 2003, we changed our name from West Coast Realty Investors, Inc. to Meredith Enterprises, Inc.
•	On March 26, 2003, we acquired a 2.5 acre parcel of undeveloped land in Garden Grove, CA for $2,200,000. We intend to construct a multi-tenant shopping center comprising approximately 30,000 square feet. We are also under contract to purchase a 4,880 square foot office building on a .5 acre parcel on a corner surrounded by the above property for $1,500,000.

Significant Events During 2002

•	We became a self-managed REIT upon the termination of our agreement with the Advisor;
•	We sold the Huntington Beach, CA and Corona, CA properties for a total gain of $733,424;
•	We refinanced four loans to a base fixed interest rate of 6.97%. These loans may be assigned to another party, including a “conduit” loan arrangement. We received net proceeds of approximately $6,500,000 from this refinancing;
•	We listed our common stock on the American Stock Exchange under the symbol “MPQ”;
•	We restated our Certificate of Incorporation to implement the 1:3 reverse stock split; and
•	We purchased the Northlake Festival Shopping Center in Atlanta for approximately $21,000,000.

Significant Events During 2001

•	We reorganized our business by electing a new board of directors at our annual meeting of stockholders, accepting the resignations of all of our previous directors;
•	Allen Meredith became our first employee and was appointed our new Chairman of the Board, President and Chief Executive Officer;
•	We listed four of our retail properties for sale because their operations are not consistent with our business strategy;
•	We appointed Charles Wingard as our acting Chief Financial Officer and he became an employee; and
•	We began evaluating our strategic goals, including the disposition of certain properties, primarily properties with retail operations that are inconsistent with our new investment objectives. Based on appraisals and holding periods, we determined in conjunction with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of six properties were less than their carrying values at September 30, 2001. As a result, in the third quarter of 2001, we recorded an impairment loss totaling $3,800,000, primarily related to the Riverside, CA and Vacaville, CA properties, measured as the amount by which the carrying amount of the asset exceeded its fair value.

Significant Events During 2000

In April and June 2000, we sold the Huntington Beach, CA (OPTO-22) and the Fremont, CA properties, respectively. We realized a total gain of $2,154,727.

Industry Segments

We have one reportable segment—real estate. We do not have foreign operations and our business is not seasonal. Statement of Financial Accounting Standard No. 131 (“SFAS 131”) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. See “Notes to Consolidated Financial Statements” which are part of this annual report, for further discussion.

Insurance

We carry comprehensive general liability, fire, extended coverage and rental loss insurance on all of our properties, with policy specifications, insured limits and deductibles customarily carried for similar properties. We intend to carry similar insurance with respect to our properties under construction, but with appropriate exceptions given the nature of these properties.

The Terrorism Risk Insurance Act of 2002 was signed into law on November 26, 2002. The law provides that losses resulting from certified acts of terrorism will be partially reimbursed by the United States after the insurance company providing coverage pays a statutory deductible. The law also requires that the insurance company offer coverage for terrorist acts for an additional premium. Our policies in effect during 2002 did not exclude coverage for terrorist acts and we paid no additional premium for coverage under the Terrorism Risk Insurance Act of 2002, although we may pay additional amounts in the future for such coverage.

We believe that our properties are adequately covered by insurance. There are, however, some types of losses (such as losses arising from civil unrest, or acts of war) that are not generally insured because they are either uninsurable or not economically insurable. We do not carry flood and earthquake insurance for our properties, nor do we carry insurance coverage for environmental liabilities. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in a property, as well as the anticipated future revenues from the property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any loss of that kind would adversely affect us.

Our Policies for Investment, Financing, and Conflicts of Interest

Our bylaws do not restrict the types of transactions that we may enter into and do not restrict transactions between affiliates and the company. Our investment policies, financing policies and conflict of interest policies are set by our board of directors. The board has adopted the policies summarized below. Our board may amend or revise them from time to time, however, without a vote of our stockholders, except that

(1)	changes in our conflict of interest policies must be approved by a majority of the independent directors and otherwise be consistent with legal requirements; and

(2)	if we decide to change our policy to increase the percentage of debt we incur above 65% of our overall portfolio fair market value, we will implement the change only after we seek and obtain the approval of the holders of a majority in voting power of our outstanding shares.

Investment Policies

Investments in Real Estate or Interests in Real Estate.    Our business objective is to increase stockholders’ long-term total return through increases in the dividend and the appreciation in value of our common stock. We seek to grow our asset base through:

(1)	acquiring suburban office, retail shopping center and light industrial properties, both within and outside California;

(2)	acquiring portfolios of similar properties;

(3)	rehabilitating and repositioning suburban office, retail shopping center and light industrial properties; and

(4)	purchasing parcels of undeveloped land and constructing suburban office, retail shopping center or light industrial properties on them.

We intend to operate in markets that are experiencing economic growth while restrained by entitlement limitations of similar properties.

We also intend to maximize our value to our stockholders by increasing cash flow by:

(1)	internal growth of triple net leases from our existing properties and leasing vacant space;

(2)	evaluating and refinancing debt arrangements with lenders;

(3)	rehabilitating, repositioning and disposing of some of our retail properties and possibly other properties that are not consistent with our strategy, and recycling the proceeds from sales into new properties; and

(4)	seeking out and expanding our sources of private and institutional real estate capital for future acquisition purposes.

Our October 2002 acquisition of the Northlake Festival Shopping Center in Atlanta, Georgia represented a change in our business focus, which had previously been to acquire, own and manage suburban office, retail shopping center and light industrial properties in California.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers.    We also may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including investments for the purpose of exercising control over those entities. We may acquire all or substantially all of the securities or assets of other REITs or similar entities where those investments would be consistent with our investment policies. We do not currently intend to invest in the securities of other issuers, and federal tax laws place restrictions on such ownership by a REIT. In making any of the investments described in this paragraph we intend to comply with the percentage of ownership limitations and gross income tests necessary for REIT qualification under the Internal Revenue Code. Also, we will not make any investments if the proposed investment would cause us to be an “investment company” under the Investment Company Act of 1940.

No Investments in Mortgages.    We do not own any mortgages and do not currently intend to invest in mortgages or to engage in originating, servicing or warehousing mortgages.

Financing Policies

Our organizational documents do not limit the amount of debt we may incur. We have adopted a policy that we shall not incur any additional liabilities if, after giving effect to the additional liabilities, total liabilities would exceed 65% of what the board of directors believes is the fair market value of our total portfolio. Fair market value for this purpose may differ from the amounts reported on our December 31, 2002 financial statements prepared under generally accepted accounting principles because the financial statements reduce the value of the assets by accumulated depreciation and do not record any appreciation in value above the cost of the property. We may, however, from time to time re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of our real estate assets, growth and acquisition opportunities and other factors. If we decide to change this policy to increase the percentage of debt we incur, we will implement the change only after we seek and obtain the approval of the holders of a majority in voting power of our outstanding shares. Modification of this policy may adversely affect the interests of our stockholders.

To the extent that the board of directors determines to seek additional capital, we may raise capital through additional equity offerings, debt financing or retention of cash flow or a combination of these methods. Our retention of cash flow is subject to provisions in the Internal Revenue Code requiring a REIT to distribute a specified percentage of taxable income, and we must also take into account taxes that would be imposed on undistributed taxable income.

We have not established any limit on the number or amount of mortgages on any single property or on our portfolio as a whole.

Conflict of Interest Policies

Our board of directors is subject to provisions of Delaware law that are designed to eliminate or minimize potential conflicts of interest. We can give no assurances, however, that these policies will always eliminate the influence of those conflicts. If these policies are not successful, the board could make decisions that might fail to reflect fully the interests of all stockholders.

Under Delaware law, a director may not misappropriate corporate opportunities that he or she learns of solely by serving as a member of the board of directors. In addition, under Delaware law, no contract or transaction between a corporation and one or more of its directors or officers, or between a corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers, are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the board or committee which authorizes the contract or transaction, or solely because any such director’s or officer’s votes are counted for such purpose, if:

(1)	the material facts as to the director’s or officer’s relationship or interest and as to the contract or transaction are disclosed or are known to the board of directors or the committee, and the board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors are less than a quorum; or

(2)	the material facts as to the director’s or officer’s relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote on the matter, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

(3)	the contract or transaction is fair as to the company as of the time it is authorized, approved or ratified, by the board of directors, a committee or the stockholders.

Our board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue.

Our bylaws contain a provision providing in summary as follows: Any director, affiliate, officer, employee or agent of the company may acquire, own, hold, and dispose of shares of the company’s capital stock for his individual account, and may exercise all rights of a stockholder to the same extent and in the same manner as if he were not a director, officer, employee, or agent of the company. Any director, affiliate, officer, employee, or agent of the company may have personal business interests and may engage in personal business activities. These interests and activities may include the acquisition, syndication, holding, management, operation or disposition, for his own account or for the account of others, of interests in mortgages, interests in real property including, but not limited to, real property investments presented to and rejected by the company, or interests in persons engaged in the real estate business. Any director, officer, employee, or agent of the company may (a) be interested as director, officer, director, stockholder, partner, member, advisor, or employee of or otherwise have a direct or indirect interest in any person who may be engaged to render advice or services to the company, and (b) receive compensation from that person as well as compensation as director, affiliate, officer, or otherwise from the company. None of these activities shall be deemed to conflict with his duties and powers as director, officer, employee, or agent. Any director, affiliate, officer, employee, or agent of the company may engage with or for others in business activities of types conducted by the company and shall not have any obligation to present to the company any investment opportunities which come to them other than in their capacities as directors, officers, employees, or agents, regardless of whether those opportunities are within the company’s investment policies. Notwithstanding the foregoing, each director must disclose to the company any interest he has in any investment opportunity presented to the company and any interest he knows to be held by any person of which he is an affiliate.

Other Policies

We have authority to offer our securities and to repurchase and otherwise reacquire our securities, and we may engage in those activities in the future. We may also make loans to joint ventures in which we participate to meet working capital needs. We have not engaged in trading, underwriting, agency distribution or sale of securities of other issuers, and we do not intend to do so. We intend to make investments in a manner so that we will not be treated as an investment company under the Investment Company Act of 1940.

At all times, we intend to make investments in a manner to be consistent with the requirements of the Internal Revenue Code for us to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code or in applicable regulations, the board of directors decides that it is no longer in our best interests to qualify as a REIT and obtains the necessary approval of the holders of a majority in voting power of the outstanding shares of our capital stock at a meeting of stockholders called for that purpose.

Competition

The real estate business is highly competitive. Our properties compete for tenants with similar properties located in the same markets primarily on the basis of location, rent charged, suitability, services provided and the design and condition of improvements. This competition could harm our ability to lease our properties and could negatively affect the rents we charge. We also compete with other real estate investors for real estate investment opportunities. These real estate investors may include other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors, many of whom have greater resources than we do. This competition could negatively affect our ability to expand our property portfolio with desirable properties.

Employees

As of December 31, 2002, we had four employees. None of these employees is covered by collective bargaining agreements.

Tax Status

We believe we are organized and operate so as to qualify as a real estate investment trust, or REIT, under Sections 856-860 of the Internal Revenue Code of 1986, as amended. We have elected to be taxed as a REIT for federal income tax purposes, which requires, among a number of other organizational and operational requirements, that we distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. If we fail to qualify as a REIT, our taxable income may be subject to income tax at regular corporate rates.

Investment Properties

See Items 2, 7 and 8 in this annual report for a description of our individual properties and significant developments during the year with respect to these properties. See Item 15 (d), Schedule III (Real Estate and Accumulated Depreciation), for additional information about our properties, including locations, cost and encumbrances.

RISK FACTORS

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

Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If our properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our results of operations and ability to make distributions to stockholders and to pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located can affect occupancy, market rental rates and expenses, which in turn can affect the revenues from the properties and their underlying values. The financial results of major local employers may also affect the revenues and value of some properties. Other factors include:

•	the general economic climate;

•	local conditions in the areas in which properties are located, such as an oversupply of properties like ours or a reduction in the demand for properties like ours;

•	the attractiveness of the properties to tenants; and

•	competition from other properties like ours.

Our tenants may go bankrupt.

Our tenants may file for bankruptcy protection or become insolvent in the future. Currently, one of our tenants and the parent company of another tenant have filed for bankruptcy protection. In addition, another tenant has not paid rent since November 2002. We cannot evict a tenant solely because of its bankruptcy. A court might authorize the tenant to reject and terminate its lease with us. In that case, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full.

Our tenants may not renew their leases.

We cannot predict whether current tenants will renew their leases upon the expiration of their terms or whether current tenants will attempt to terminate their leases before they expire. Because the tenants in our Irvine, CA and Tustin, CA properties are not fully using the properties for their operations, and they may be less likely to re-lease the properties when the leases expire or may re-lease a smaller space. Further, the leases for our Sacramento, CA (Horn Road) and Chino, CA properties expire in the first half of 2003. The tenant of the Chino, CA property has advised us that it will not renew its lease. If we are unable to promptly re-lease or renew the leases for significant vacant properties, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to make expected distributions to stockholders and to pay amounts due on our debt may be adversely affected.

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

General and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses and other factors beyond our control may adversely affect real property income and capital appreciation. For example, the U.S. economy is currently performing poorly, which may negatively impact property values. We are unable to determine the effect, if any, the performance of the worldwide or U.S. economy will have on us or on the value of our common stock.

The lack of liquidity of real estate may reduce economic returns to investors.

Because real estate investments are relatively illiquid, our ability to adjust our portfolio in response to changes in economic or other conditions is somewhat limited. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we will seek to raise funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. Depending upon interest rates, current acquisition opportunities and other factors, generally we will reinvest the proceeds in suburban office, retail shopping center and light industrial properties, although such funds may be employed in other uses.

The risk that we may be unable to reinvest in attractive properties may affect our returns to stockholders.

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

A delay in reinvestment of sales or refinancing proceeds may have a material adverse effect on us. We may seek to structure future dispositions as tax-free exchanges, where appropriate, using the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange to qualify for tax-free treatment under Section 1031 of the Internal Revenue Code, we must meet certain technical requirements. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the required time frames to meet the requirements of Section 1031.

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

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. In the twelve months ended December 31, 2002, four tenants accounted for 15%, 13%, 12% and 10%, respectively, of our total rental revenue, including discontinued operations. The tenant may attempt to terminate the lease before its scheduled term, or we may be unable to renew the lease with the tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income and reduced funds from operations. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

Construction and development risks could adversely affect our profitability.

We currently are renovating some of our properties and may in the future renovate or build other properties, including tenant improvements required under leases. Further, on March 26, 2003, we acquired undeveloped land and intend to build a 30,000 square foot shopping center on the land. We may incur renovation or development costs for a property that exceed our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation or development of a property on schedule, which could result in increased debt service expense or construction costs and loss of rents until the property is ready for occupancy. Additionally, the time required to recoup our renovation and construction costs and to realize a return on such costs can often be lengthy.

We may be unable to implement our growth strategy and may fail to identify, acquire or integrate new acquisitions.

Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for acquisition, complete acquisitions on favorable terms, successfully integrate acquired properties and obtain financing to support expansion. We can give no assurances that we will be successful in implementing our growth strategy, that growth will indeed occur at all or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse affect on us and our ability to make distributions to stockholders and to pay amounts due on our debt. We intend to acquire properties that meet our investment criteria. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

We may suffer uninsured and underinsured losses, and our insurance coverage may be limited.

We carry (or require our tenants to carry) liability, fire, extended coverage and rental loss insurance on our properties. This insurance has policy specifications, limits and deductibles. We do not carry flood and earthquake insurance for our properties. In addition, some types of extraordinary losses (such as those resulting from civil unrest or acts of war) are not generally insured (or fully insured against) because they are either uninsurable or not economically insurable. In addition, we do not carry insurance coverage for environmental liabilities. If an uninsured or underinsured loss occurs to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any loss of that nature could have a material adverse effect on us and our ability to make distributions to stockholders and pay amounts due on our debt.

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

A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and restrictions on construction or completion of renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt.

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

Recently, there has been an increasing number of lawsuits against owners and managers of properties alleging personal injury and property damage caused by the presence of mold in real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Our insurance policy presently in effect does not exclude mold related claims; however, we cannot assure you we will be able to obtain coverage in the future for such claims or at a commercially reasonable price. The presence of significant mold could expose us to liability from tenants and others if property damage, health concerns, or allegations thereof, arise.

Our environmental due diligence may be inadequate.

Our policy is to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys of properties we intend to acquire. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but they do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Notwithstanding these environmental assessments, we still face the risk that:

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

Our board of directors determines some of our operating and financial policies, including our policies with respect to acquisitions, growth, operations, leverage, capitalization and dividends. For example, unlike our previous certificate of incorporation and bylaws, our new organizational documents do not limit the amount of debt that we may incur. Accordingly, stockholders will have little direct control over these policies.

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of December 31, 2002, we had total assets of $59,038,125, total secured indebtedness of $41,659,539, total liabilities of $42,528,111 and a debt-to-total assets ratio of 72%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

We anticipate that future acquisitions and properties we develop, if any, will be financed under a line of credit, construction loans, other forms of secured or unsecured financing or through our issuing additional debt or equity. We expect to review periodically our financing options regarding the appropriate mix of debt and equity financing. Equity, rather than debt, financing of future acquisitions could have a dilutive effect on the interests of our existing stockholders.

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

Using debt, whether with recourse to us generally or only with respect to a particular property, to acquire properties creates an opportunity for increased net income, but at the same time creates risks. We use debt to fund investments only when we believe it will enhance our risk-adjusted returns. We cannot be sure, however, that our use of leverage will prove to be beneficial. Additional leverage may:

•	increase our vulnerability to general adverse economic and industry conditions,
•	limit our flexibility in planning for, or reacting to, changes in our business and the REIT industry, which may place us at a competitive disadvantage compared to our competitors that have less debt, and
•	limit, along with the possible financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.

Any of the foregoing could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt.

We may be unable to renew, repay or refinance our debt financing.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. In most of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a material adverse effect on us and our ability to make distributions to stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase due to rising interest rates.

We have incurred and may in the future again incur debt that bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to expect a higher yield on their shares from distributions by us, which could adversely affect the market price of our common stock.

We may incur additional debt and related debt service.

We intend to fund the acquisition of additional properties partially through borrowings and from other sources such as sales of properties that no longer meet our investment criteria or the contribution of property to joint ventures or other financing methods. Unlike our previous certificate of incorporation and bylaws, our new organizational documents do not limit the amount of debt that we may incur.

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

Risks Related to our Stock

The market value of our common stock could decrease based on our performance and market perception and conditions.

Although our common stock has been listed on the American Stock Exchange since October 31, 2002, there have been relatively few trades in relatively small volumes to date. Accordingly, it is difficult to estimate the fair market value of our common stock at any particular moment. Stockholders are cautioned that prior sales data do not necessary indicate the prices at which our common stock would trade in an active market. The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common stock is also influenced by the dividend on our common stock relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock. In addition, the value of our common stock could be adversely affected by general market conditions or market conditions of real estate companies in general.

We cannot assure stockholders that we will be able to make future dividend payments at any particular rate, or at all.

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

Risks Due to Becoming and Self-administered and Self-managed

Until March 31, 2002, the Advisor had managed our properties, administrated our business affairs and sold, purchased and refinanced properties, under the direction of the board of directors. Effective March 31, 2002 and subsequently, we have become self-administrated and self-managed.

We are exposed to new risks previously assumed by the Advisor.

Becoming a self-administered and self-advised REIT exposes us to risks to which we have not historically been exposed, such as the risks associated with our own management. In particular, becoming a self-advised and self-administered REIT has resulted in higher expenses of administration than those previously charged by the Advisor. We now bear the following risks previously associated with the activities of the Advisor:

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

We have incurred additional expenses and may have difficulties in recruiting and retaining additional management.

Our success is, in part, dependent on the support, services and contributions of Mr. Meredith and Mr. Wingard. The loss of the services of the existing management team through death, disability or otherwise could seriously harm our prospects. In August 2001, we entered into an agreement (and amended March 2002) with Mr. Meredith to serve as our President and Chief Executive Officer. Mr. Wingard, our Chief Financial Officer, is also an employee. If Mr. Meredith or Mr. Wingard ceases to perform management services for us, or we consider their performance unsatisfactory, we will be required to secure management services from other personnel. There can be no assurance in such instance that we would be able to obtain qualified management or advisory services or that such services could be obtained on favorable terms. In addition, our agreement in conjunction with the Advisor provided for limitations of the costs in connection with our management. Under self-management, there are no such limitations. As a result, the costs of being a self-advised and self-managed REIT could significantly exceed the fees paid to the Advisor or payable to a successor advisor.

Becoming a self-advised and self-administered REIT has increased the influence of our current management over our affairs

Pursuant to Mr. Meredith’s employment agreement, on March 3, 2003 we granted Mr. Meredith options to purchase 66,667 split adjusted shares of our common stock at a strike price equal to fair market value of or stock at the grant date. These options vest over a period of two years, calculated as if the options had been granted upon Mr. Meredith’s employment on August 22, 2001, thus 50,000 options are currently vested. Once the options are fully vested, and including shares Mr. Meredith owns as of March 14, 2003, Mr. Meredith will beneficially own approximately 6.9% of our issued and outstanding common stock, assuming exercise of these options. Mr. Meredith’s employment agreement provides for severance benefits to Mr. Meredith following a change of control, which would include certain changes in the composition of the board. If enough current board members resign for any reason, we may be obligated to pay these benefits to Mr. Meredith. Mr. Meredith may purchase additional shares. Under our new restated Certificate of Incorporation, Mr. Meredith is permitted to own up to 29% of our outstanding shares, and accordingly, no other stockholder may own over 5% of our outstanding shares. By assuming the services previously performed by the Advisor, and particularly if Mr. Meredith acquires a significant ownership interest in us, Mr. Meredith and our management will be in a position to exercise greater control or significant influence over our affairs.

Provisions that Could Limit a Change in Control or Deter a Takeover

Restrictions in our organizational documents and Delaware law could limit a change in control or deter a takeover.

A number of the provisions in our certificate of incorporation and bylaws have or may have the effect of deterring a takeover of the company. These provisions include:

•	REIT protective provisions that limit stock ownership for anyone other than Mr. Meredith to 5.0%;
•	a classified board of directors with staggered, three-year terms;
•	provisions giving the board of directors sole power to set the number of directors;
•	provisions giving stockholders the right to remove directors only for cause and only by the affirmative vote of a majority of the total voting power of the outstanding shares;
•	prohibition on stockholders from calling special meetings of stockholders; and
•	establishment of advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law provides, in relevant part, that the corporation shall not engage in any business combination for a period of three years following the time on which such stockholder first becomes an “interested stockholder” unless

(a)	before the stockholder first becomes an “interested stockholder,” the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an “interested stockholder,”

(b)	upon becoming an “interested stockholder,” the stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced (excluding certain shares) or

(c)	on or after the time on which the stockholder becomes an “interested stockholder,” the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock which is not owned by the “interested stockholder.”

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future. These provisions may facilitate management entrenchment that may delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.

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

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT in 2003, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources represents more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply. Even if those relief provisions apply, a tax would be imposed with respect to excess net income, which could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt. We cannot give assurances that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost. This treatment would reduce funds available for investment or distributions to stockholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make, and indeed may not make, distributions to stockholders. To the extent that distributions to stockholders would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Further, to maintain our real estate investment trust status, we may borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings.

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

ITEM 2.    PROPERTIES

GENERAL

In addition to the information in this Item 2, additional information on our properties and encumbrances is contained in our financial statements under Item 3, Item 8 and in Schedule III under Item 15 (d) in this annual report. As of December 31, 2002 and March 14, 2003, all of our properties were located in California and Georgia.

Based on appraisals and holding periods, we determined in conjunction with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of six properties were less than their carrying values at September 30, 2001. As a result, we recorded an impairment loss totaling $3,800,000, primarily related to the Riverside, CA and Vacaville, CA properties, in that quarter, measured as the amount by which the carrying amounts of the assets exceeded their aggregate fair value. Further, in the fourth quarter of 2000, we also recorded an impairment loss on our Fresno, CA property of $300,000.

In the fourth quarter of 2001 and in 2002, we determined that continued ownership of six of our properties was not consistent with our strategic plan, either (a) because they involved single tenant retail operations or (b) we believed that future appreciation prospects were limited relative to other opportunities. Consequently, we have listed them for sale. Accordingly, we no longer recorded depreciation expense for these properties upon listing them for sale.

Property taxes on our properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdiction. During 2002, the rates were approximately 1.1%, and in many cases, those taxes were paid directly by the tenant, in accordance with the lease.

A summary of our properties follows:

Meredith Enterprises, Inc.

Summary of Properties Owned

December 31, 2002

Property	Rentable square feet	Property type	Lease type*	Primary Tenant	Occupancy	Next lease expiration
Rental real estate:

Cerritos, CA	48,351	Lt. Industrial	NNN	Casco Group, Inc.	100%	6/30/08

Chino, CA	38,554	Lt. Industrial	NNN	Daedo American Corporation	100%	4/08/03

Folsom, CA	52,186	Suburban Office	Gross	California Independent System Operator Corporation	100%	Various; largely 2006

Irvine, CA	63,225	Lt. Industrial	NNN	Tycom Corporation	100%	12/31/07

Ontario, CA	40,000	Lt. Industrial	NNN	Adelphia Communication Corp.	100%	8/14/13

Sacramento, CA (Horn Road)	48,000	Lt. Industrial	NNN	Laufen International, Inc.	100%	1/31/03

Tustin, CA	37,740	Suburban Office	NNN	Safegard Business Systems, Inc.	100%	9/30/05

Atlanta, GA	321,621	Retail	Gross	Various	97%	Various

Rental real estate held for sale:

Fresno, CA	8,915	Retail	Gross	Wherehouse Entertainment, Inc.	67%	1/31/03

Riverside, CA	25,000	Retail	NNN	Sanborn Theaters, Inc.	100%	9/30/05

Roseville, CA	5,133	Retail	NNN	Knox & Associates, Inc.	100%	9/30/17

Sacramento, CA (Java City— 717 W. Del Paso Road)	11,200	Lt. Industrial	NNN	Cucina Holdings, Inc.	100%	7/31/03

Sacramento, CA (Java City— 721 W. Del Paso Road)	8,600	Lt. Industrial	NNN	Cucina Holdings, Inc.	100%	7/31/03

Vacaville, CA	66,000	Lt. Industrial			0%

*	“NNN” represents a triple net lease where the tenant is responsible for taxes, insurance and maintenance; “Gross” represents a lease where we are responsible for paying for those items, although we may be reimbursed, subject to limitations, by the tenant.

A discussion of circumstances in specific properties follows:

Chino, CA

The tenant owes us rent for December 2002 to the present and has announced that it will not lease space after the scheduled lease expiration in April 2003.

Fresno, CA

We have negotiated a new lease with the Wherehouse Entertainment, Inc., for five years effective February 2003 and have leased the remaining space for three years, also effective February 2003. Wherehouse Entertainment, Inc. has filed for bankruptcy protection, and did not pay rent in January 2003, the final month of the previous lease; however, at present it is current with the lease payments due under the lease commencing in February 2003.

Ontario, CA

The parent company of the tenant, Adelphia Communications, Inc. has filed for bankruptcy protection. Presently, the rent is current.

Sacramento, CA (Horn Road)

The lease expired on January 31 2003, and a new lease has not yet been executed. The tenant has continued to pay rent as per the expired lease to the present. Under the previous lease, Laufen International, Inc. leased the entire 48,000 square feet and sublet approximately one-half the space. We anticipate we will execute two new leases where Laufen International, Inc. leases approximately 32,000 square feet and the prior sub-tenant leases the remainder directly.

Tustin, CA

The tenant has sublet the entire property and remains liable under the lease.

Atlanta, GA

We acquired the Northlake Festival Shopping Center in October 2002. It is currently approximately 97% leased to 47 tenants including Toys “R” Us, OfficeMax, PETsMART, Haverty’s, AMC Theaters and Bally Total Fitness. The land is owned by an unrelated third party and is subject to a separate ground lease that extends through 2057. See “Notes to Consolidated Financial Statements” which are part of this annual report, for further discussion of amounts due the ground lessor.

Vacaville, CA

A tenant occupying a small portion of the building on a month-to-month basis moved out in October 2002, and the property is currently completely vacant.

Significant Tenants

Tenants representing 10% or more of our total rental revenue (including discontinued operations) for the year ended December 31, 2002 were as follows:

Safeguard (Tustin, CA) accounted for 15% of our total rental revenue;

Tycom (Irvine, CA) accounted for 13% of our total rental revenue;

California Independent System Operator (Folsom, CA) accounted for 12% of our total rental revenue; and

Adelphia Communications, Inc. (Ontario, CA) accounted for 10% of our total rental revenue.

Tenants representing 10% or more of our total rental revenue (including discontinued operations) for the year ended December 31, 2001 were as follows:

Safeguard (Tustin, CA) accounted for 14% of our total rental revenue; and

Tycom (Irvine, CA) accounted for 12% of our total rental revenue.

Tenants representing 10% or more of our total rental revenue including discontinued operations) for the year ended December 31, 2000 were as follows:

Safeguard (Tustin, CA) accounted for 13% of our total rental revenue; and

Tycom (Irvine, CA) accounted for 11% of our total rental revenue.

Headquarters

We currently lease our headquarters at 3000 Sand Hill Road, Building 2, Suite 120, Menlo Park, California, 94025 under a lease dated February 1, 2003 for a two-year period for approximately $7,000 per month. We previously subleased office space on a month-to-month basis for $2,000 per month. In addition, during 2000 and 2001, the Advisor provided us office space and other office services at 5933 West Century Blvd., Suite 900, Los Angeles, California, 90045 for $2,000 per month. We have continued to use this office space at no cost after the Advisor terminated its advisory and management agreements with us in March 2002.

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

The U.S. Department of Justice, Civil Rights Division (“DOJ”) filed a Motion to Intervene in the case on March 1, 1999. DOJ has sued Sanborn only, and preliminary discussions have been held between the DOJ and Sanborn. Sanborn intends to vigorously defend against the DOJ.

We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe we have complied with all applicable provisions of law and intend to vigorously defend against the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

On July 31, 2002, James E. Prock filed an action against us and our Chief Executive Officer, Mr. Allen Meredith, in Los Angeles County Superior Court. Mr. Prock was an employee of the Advisor and not an employee of West Coast Realty Investors, Inc. He provided services as our Chief Operating Officer from 1992 to August 2001 and as Acting Chief Operating Officer from August 2001 to March 2002. The lawsuit alleges that during the fall of 2001 and winter of 2002, we purportedly made promises to Mr. Prock that we would hire him as a full time managerial employee after we became a self-managed REIT. The lawsuit seeks damages for unspecified purported lost compensation and punitive damages, and the discovery process has commenced. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe the suit is without merit and intend to vigorously defend against the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was not listed on any stock exchange or over-the-counter market until May 2002 when our common stock was listed on the Over-the-Counter Bulletin Board. On October 31, 2002, we listed our common stock on the American Stock Exchange. Previously, our stock traded from time to time on the American Partnership Board, an auction-based resale system on the Internet that facilitates trading of illiquid securities (the “APB”). As of March 14, 2003, there were 975,298 shares of our common stock outstanding and 815 stockholders of record. The stock price data for 2001 in the table below was prepared from data provided by the APB. Stockholders are cautioned that prior sales data should not be used to determine the value of our common stock nor should it be used to anticipate the prices at which our common stock might trade in an active market. All amounts shown are adjusted for the November 15, 2002 1:3 reverse stock split

	Years ended December 31,
	2002		2001
	Stock Price		Stock Price
	High	Low	High	Low
First quarter	—*	—*	$18.93	$18.93
Second quarter	$16.50	$16.50	$19.86	$19.05
Third quarter	—*	—*	$19.17	$19.17
Fourth quarter	$15.00	$13.00	$18.90	$17.55
* No trades occurred during this period.

During 2002 our board of directors declared and paid the following dividends:

Record Date	Outstanding Shares	Amount Per Share	Total Dividend
March 29, 2002	975,989	$0.30	$292,797
July 5, 2002	975,989	0.30	292,797
October 3, 2002	975,989	0.30	292,796

		$0.90	$878,390

During 2001 our board of directors declared and paid the following dividends:

Record Date	Outstanding Shares	Amount Per Share	Total Dividend
March 31, 2001	975,989	$0.45	$439,195
June 30, 2001	975,989	0.45	439,195
September 30, 2001	975,989	0.45	439,195
December 19, 2001	975,989	0.30	292,796

Total		$1.65	$1,610,381

During 2000, our board of directors declared and paid the following dividends:

Record Date	Outstanding Shares	Amount Per Share	Total Dividend
December 31, 1999*	975,989	$0.180	$175,678
March 31, 2000	975,989	0.525	512,394
May 23, 2000	975,989	1.950	1,903,179
June 30, 2000	975,989	3.225	3,147,565
October 1, 2000	975,989	0.450	439,195
December 28, 2000	975,989	0.450	439,195

Total		$6.780	$6,617,206

* Represents a “spill-over” dividend declared and issued on March 15, 2000.

Our board of directors has the authority to pay dividends based on such considerations as the board of directors may deem necessary. As a REIT, we are required to distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. Even if we determine to pay a dividend or make a distribution on our common stock, there can be no assurance that we will generate sufficient cash flow to pay that dividend, or that we will maintain the current dividend payment levels.

ITEM 6.    SELECTED FINANCIAL DATA

Please read the following selected financial data in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report. Certain reclassifications have been made to the prior years’ amounts to conform to the presentation of the current year’s financial statements. Also, please see Notes 2 and 10 to the Consolidated Financial Statements included in this annual report for information about discontinued operations, dispositions of properties and our acquisition in October 2002 of the Northlake Festival Shopping Center in Atlanta, Georgia.

In conjunction with the evaluation of our strategic goals, we are in the process of evaluating all of our properties. We may dispose of certain properties, primarily properties with retail operations that are inconsistent with our new investment objectives. In the fourth quarter of 2001 and in 2002, we determined that continued ownership of six of our properties was not consistent with our strategic plan, as they involved either single tenant retail operations or we believed that future growth prospects in value were limited relative to other opportunities. Accordingly, we have listed those properties for sale.

	2002	2001	2000	1999	1998
Operating results:
Revenues	$4,177,730	$3,839,828	$4,214,218	$4,600,013	$3,006,234
Net gain on sale of rental real estate and rental real estate held for sale	733,424	—	2,154,727	—	—
Net income (loss)	1,058,306	(2,522,159)	3,207,619	1,070,670	763,608
Net cash flows from operating activities	582,910	2,097,513	2,344,955	1,942,803	1,189,314
Net cash flows (used in) provided by investing activities	(905,461)	(178,368)	7,998,984	(10,625,918)	(9,186,901)
Net cash flows provided by (used in) financing activities	3,122,647	(2,043,653)	(10,970,484)	5,963,408	10,492,317
Dividends	878,390	1,610,381	6,617,206	1,874,666	1,772,037

	2002	2001	2000	1999	1998
Per share data – basic and assuming dilution:
Net income (loss) from operations	$0.04	$(1.72)	$0.75	$0.77	$0.47
Income (loss) from discontinued operations	$0.30	$(0.87)	$0.33	$0.33	$0.40
Gain on sale of rental real estate and rental real estate held for sale	$0.75	—	$2.21	—	—

Net income (loss)	$1.09	$(2.59)	$3.29	$1.10	$0.87
Dividends	$0.90	$1.65	$6.78	$1.92	$2.01
Weighted average shares outstanding	975,298	975,989	975,989	976,481	880,014

Financial position at December 31:
Total assets	$59,038,125	$36,762,611	$41,229,750	$48,864,500	$41,255,672
Notes payable	$41,169,539	$19,796,510	$20,263,273	$24,616,551	$16,686,668
Stockholders’ equity	$16,510,014	$16,340,150	$20,302,288	$23,473,468	$24,034,280

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a real estate company engaged in acquiring, owning and managing suburban office, retail shopping center and light industrial properties. We have elected to be taxed as a REIT for federal income tax purposes, which requires, among a number of other organizational and operational requirements, that we distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. From inception to March 31, 2002, we were advised and managed by the Advisor. Since March 31, 2002, we have been self-managed and self-administered.

At December 31, 2002, we had a real estate portfolio of 14 properties, including:

•	five light industrial properties totaling 238,130 square feet,
•	one shopping center of 321,621 square feet,
•	two suburban office properties representing 89,926 square feet and
•	six properties held for sale totaling 124,848 square feet.

All of our properties are located in California and Georgia. Until 2002, our business focus was the ownership and operation of suburban office properties and light industrial buildings. We have broadened our focus to include large shopping centers and properties outside of California. We acquired an Atlanta, Georgia shopping center in October 2002 and may pursue other real estate opportunities. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance.

Other than our becoming self-managed and self-advised as noted above, the most significant factors affecting our historical financial results are as follows:

•	Early termination of Vacaville lease. In August 2001, our tenant in our Vacaville, CA property exercised its early termination option in the lease. This property generated approximately 8% of our total gross rental income (including revenue from discontinued operations) before its lease terminated. To date, we have not secured a replacement tenant for this property.

•	Sale of Huntington Beach Property. On April 26, 2002, we sold our Huntington Beach, CA property to an unaffiliated buyer for $1,500,000, resulting in a gain of approximately $230,000. This property generated approximately 3% our total gross rental income (including revenue from discontinued operations) before its sale.

•	Sale of Corona property. On May 31, 2002, the lease expired on our Corona, CA property. We sold this property in September 2002 to an unaffiliated buyer for $2,300,000, resulting in a gain of approximately $500,000. This property generated approximately 5% our total gross rental income (including revenue from discontinued operations) before its lease expired.

•	Refinancing of four properties in August 2002. On August 5, 2002, we refinanced the four loans secured by our Folsom, Irvine, Sacramento (Horn Road), and Tustin properties. The refinancing replaced approximately $8,500,000 of existing debt on four properties with approximately $15,020,000 of new debt, thus increasing the aggregate loan balance of these loans by approximately $6,500,000. The loans bear interest at a fixed rate of 6.97% per annum. This refinancing increased our fixed debt payments by approximately $35,000 per month.

In the future, we believe our financial results will also be affected by the following:

•	The August 2002 refinancing of the four loans described above.

•	On October 15, 2002, we acquired the Northlake Festival Shopping Center, a 321,000 square foot shopping center on approximately 38 acres of land in Atlanta, DeKalb County, in northeastern metropolitan Atlanta. Northlake Festival is currently approximately 97% leased to 47 tenants including Toys”R”Us, OfficeMax, PETsMART, Haverty’s, AMC Theaters and Bally Total Fitness. We paid a total of approximately $3,800,000 million in cash and assumed the mortgage of approximately $16,700,000 million on the property.

As a result of the August 2002 refinancing and the purchase of Northlake Festival, as of December 31, 2002, we had total assets of $59,038,125, total secured indebtedness of $41,659,539, total liabilities of $42,528,111 and a debt-to-total assets ratio of 72%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property. In addition, our aggregate monthly debt service has increased from approximately $150,000 to $300,000 or 100%, from June 2002 to November 2002, which reflects the August 2002 refinancing, the sale of our Huntington Beach, CA and Corona, CA properties and the assumption of debt with the purchase of the Northlake Festival. We plan to use revenues in excess of operating costs from the Northlake Festival property to pay the increased debt service.

Results of Operations

2002 Compared to 2001

In January 2002, we adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). Although the adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations for the year ended December 31, 2002, it did have a significant effect on the comparability of amounts from year to year on the consolidated statements of income.

As of December 31, 2001, we had designated four properties as held for sale: Fresno, CA, Huntington Beach, CA, Roseville, CA and Riverside, CA. In accordance with SFAS 144, the results of these properties are not included in the line item discontinued operations until we adopted SFAS 144 as of January 1, 2002. In 2002, we designated three additional properties as held for sale: Sacramento, CA (717 W. Del Paso Road), Sacramento, CA (721 W. Del Paso Road) and Vacaville, CA and sold another property, Corona, CA. In accordance with SFAS 144, we have restated the prior results of the properties designated as held for sale in 2002 and the Corona, CA property we sold in 2002 as discontinued

operations for all periods presented. The results of properties designated as held for sale in 2001 have been included in discontinued operations in 2002 and in continuing operations for the year ended December 31, 2001 and prior periods.

Operations for the years ended December 31, 2002 and 2001 represented full years of rental operations for all of our properties we classify as continuing operations, except for the Northlake Festival Shopping Center in Atlanta, which we acquired in October 2002. The eight properties designated as held for sale during 2002 are included in the line items under “discontinued operations” with revenues netted against expenses. The results of the four properties designated as held for sale in 2002 were included in discontinued operations in both 2002 and 2001; the results of the four properties designated as held for sale in 2001 are included in discontinued operations in 2002, but are included in continuing operations in 2001.

Rental revenue increased by $383,979 (10%) for the year ended December 31, 2002, as compared to the year ended December 31, 2001, primarily due to the addition of revenues from of Northlake Festival property and offset in part by the reclassification of revenues from properties designated as held for sale in 2001, which were classified as revenues from continuing operations in 2001, to revenues from discontinued operations in 2002.

Interest income decreased by $5,104 (11%) for the year ended December 31, 2002, as compared to the year ended December 31, 2001, due to lower average balances maintained in interest earning assets and lower interest rates.

Interest expense increased by $198,098 (15%) for the year ended December 31, 2002, as compared to the year ended December 31, 2001, due to:

•	the August 2002 refinancing of four notes payable to balances approximately $6,500,000 higher than in 2001,
•	the addition of the note payable secured by Northlake Festival and,
•	to a lesser extent, the replacement in the August 2002 refinancing of variable rate debt secured by our Folsom and Irvine properties by fixed rate debt bearing interest at significantly higher rates.

This increase is offset in part by the reclassification of interest expense from properties designated as held for sale in 2001, which were classified as interest from continuing operations in 2001, to interest from discontinued operations in 2002.

General and administrative costs increased by $555,559 (79%) principally due to our conversion to a self-advised and self-managed REIT, including the hiring of three employees, legal expenses related to two proxy statements, other general legal issues, securities filing fees and outsourcing functions previously performed by the Advisor.

Depreciation expense increased by $15,194 (3%) for the year ended December 31, 2002, as compared to the year ended December 31, 2001, due to the addition of Northlake Festival property in October 2002. This increase is offset in part by not charging depreciation on properties classified as held for sale during 2001 starting in the fourth quarter of 2001, and we did not charge depreciation at all during 2002 on all properties classified as held for sale.

Ground rent was $235,924 in 2002, due to the ground lease for Northlake Festival; there was no ground lease expense in 2001.

Operating expenses increased by $35,019 (10%) in the year ended December 31, 2002, as compared to the year ended December 31, 2001, due the addition of Northlake Festival property in October 2002. This increase is offset in part by the reclassification of operating expense from properties designated as held for sale in 2001, which were included in continuing operations in 2001, to discontinued operations in 2002.

Property tax expense increased $88,836 (87%) in the year ended December 31, 2002, as compared to the year ended December 31, 2001, primarily due to the addition of Northlake Festival. Most of the properties included in the category held for sale have tenants with a net lease where the tenant, and not us, is responsible for paying the property taxes directly. Accordingly, the property tax expense is not included in our accounts.

During the quarter ended September 30, 2001, we determined, in conjunction with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of four properties (three of which were designated as held for sale in 2001 and included in continuing operations) was less than their carrying values. Accordingly, we recorded a loss of $2,628,575 to reduce the properties to their fair values, based on current appraisals. We recorded no impairment loss in 2002.

In March 2001, we received $165,053 from Banker’s Standard Insurance Company (“Banker’s Standard”) in partial settlement of a lawsuit regarding Banker’s Standard’s responsibility to defend us in the Market Place Cinema lawsuit. Banker’s Standard is also required to pay the subsequent legal costs of defending this action. We had previously expensed these legal costs, and as a result, we took the proceeds of the settlement into income in March 2001. We had no similar item in 2002.

Discontinued operations—gain on sale of rental real estate held for sale was $733,424 from the sales of the Huntington Beach, CA and Corona, CA properties in 2002. We sold no properties in 2001.

Discontinued operations—impairment loss was $1,171,425 in 2001; we recorded no impairment loss in 2002. During the quarter ended September 30, 2001, we determined, in conjunction with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of two properties (which were designated as held for sale in 2002 and included in discontinued operations for 2001) was less than their carrying values. Accordingly, we recorded the impairment loss in 2001 to reduce the properties to their fair values, based on current appraisals.

Discontinued operations—income from operations decreased by $38,151 (12%) primarily due to full years of income for the Huntington Beach, CA and Corona, CA properties and a partial year of income from the Vacaville, CA property in 2001. This decrease is offset in part by including the results from the four properties designated as held for sale in 2001 in this line item in 2002, while results of these four properties were included in continuing operations in 2001.

Net income for the year ended December 31, 2002 was $1,058,306, compared to a net loss of ($2,522,159) in year ended December 31, 2001. This increase was due primarily to the gain on sale of the Huntington Beach, CA and Corona, CA properties in 2002 and the impairment loss recorded in 2001.

The weighted average number of shares outstanding (after adjusting for the November 15, 2002 1:3 reverse stock split) was 975,298 and 975,989 for the years ended December 31, 2002 and 2001, respectively. Net income per share increased to $1.09 in 2002 from a net loss per share of ($2.59) in 2001, primarily as a result of the gain on sales of properties during 2002, and the impairment loss recorded in 2001.

2001 Compared to 2000

Operations for the years ended December 31, 2001 and 2000 represented full years of rental operations for all of our properties except for the Huntington Beach, CA (OPTO-22) property, which was sold on April 12, 2000, and the Fremont, CA property, which we sold on June 30, 2000. No properties were sold in 2001. As noted above, the results of properties designated as held for sale in 2002 have been included in discontinued operations for prior years.

Rental revenue decreased by $317,257 (8%) for the year ended December 31, 2001, as compared to the year ended December 31, 2000, primarily due to the loss of rents in 2001 from the sale of the Huntington Beach, CA (OPTO-22) and Fremont, CA properties in 2000.

Interest income decreased by $57,133 (55%) for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to lower average balances maintained in interest earning assets and lower interest rates.

Interest expense decreased by $263,690 (17%) for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to the partial year of interest on debt associated with the sales of the Huntington Beach, CA (OPTO-22) and Fremont, CA properties and significantly lower interest rates on our variable rate debt.

General and administrative costs increased by $212,756 (43%) principally due to the our conversion to a self-advised and self-managed REIT, including the hiring of three employees, legal expenses related to two proxy statements and other general legal issues.

Depreciation expense decreased by $79,554 (12%) for the year ended December 31, 2001, as compared to the year ended December 31, 2000, primarily due to the sales of the Huntington Beach, CA (OPTO-22) and Fremont, CA properties, and the re-characterization of four properties as “held for sale” in the fourth quarter of 2001, where we stopped charging depreciation on those four properties in the fourth quarter of 2001, while depreciation was charged during the same quarter in 2000.

Operating expenses increased by $1,733 (0%), primarily due to parking lot repairs at the Cerritos, CA property and was offset in part by no operating costs during 2001 for the Huntington Beach, CA (OPTO-22) and Fremont properties, which were sold in 2000.

Property tax expense decreased by $3,103 (3%), primarily due to the sales of the Huntington Beach, CA (OPTO-22) and Fremont, CA properties, and was offset in part by tax increases on other properties.

During the quarter ended September 30, 2001, we determined, in conjunction with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of four properties (three of which were designated as held for sale in 2001 and included in continuing operations) was less than their carrying values. Accordingly, we recorded a loss of $2,628,575 to reduce the properties to their fair values, based on current appraisals. Based on the above methodology, we recorded an impairment loss in 2000 of $300,000 on our Fresno, CA property.

In March 2001, we received $165,053 from Banker’s Standard in partial settlement of a lawsuit regarding Banker’s Standard’s responsibility to defend the Company in the Market Place Cinema lawsuit. See Item 3. Banker’s Standard is also required to pay the subsequent legal costs of defending this action. We had previously expensed these legal costs, and as a result the proceeds of the settlement were taken into income in March 2001. There was no such item in 2000.

Net gain on sale of real estate investments was $2,154,727 in 2000 from the sales of the Huntington Beach, CA (OPTO-22) and Fremont, CA properties; there were no property sales in 2001.

Discontinued operations—impairment loss was $1,171,425 in 2001; we recorded no impairment loss in 2000 for properties included in discontinued operations. During the quarter ended September 30, 2001, we determined, in conjunction with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of two properties (which were designated as held for sale in 2002 and included in discontinued operations for 2001 and 2000) was less than their carrying values. Accordingly, we recorded the impairment loss in 2001 to reduce the properties to their fair values, based on current appraisals.

Discontinued operations—income from operations increased by $2,428 (1%) primarily due higher revenues offset in part by higher operating expense.

Net (loss) income for the year ended December 31, 2001 was ($2,522,159), compared to net income of $3,207,617 in year ended December 31, 2000. This decrease was primarily due to the gain on sale of the Huntington Beach, CA (OPTO-22) and Fremont, CA properties in 2000 and the impairment loss recorded in 2001.

The weighted average number of shares outstanding (after adjusting for the November 15, 2002 1:3 reverse stock split) was 975,989 for both years ended December 31, 2001 and 2000. Net (loss) income per share decreased to ($2.59) in 2001 from $3.29 in 2000, primarily as a result of the gain on sales of properties during 2000 and the impairment loss recorded in 2001.

Inflation and changing prices have not had a material effect on our operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity to fund distributions, principal payment on notes payable and minor capital expenditures is our cash flows from operating activities. In order to qualify as a REIT for federal income tax purposes, among other requirements, we must distribute annually at least 90% of our REIT taxable income (excluding capital gains). Accordingly, we currently intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to holders of our common stock. As a policy, we keep cash balances on hand for reserves for unexpected cash requirements. Our primary source for liquidity to fund asset acquisitions, major capital expenditures and balloon payments on notes payable is to refinance selected existing notes payable and the proceeds from asset sales. Further, we may attempt to obtain funding by issuing additional equity either in the form of common stock or through joint ventures.

The following table presents our contractual cash obligations as of December 31, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less Than One year	One to Three Years	Three to Five Years	Over Five Years
Notes payable secured by rental real estate and real estate held for sale	$41,169,539	$1,094,734	$4,951,245	$1,275,446	$33,848,114
Minimum payments due under the ground lease at the Northlake Festival property	$32,850,000	$600,000	$1,200,000	$1,800,000	$29,250,000

Total Contractual Cash Obligations	$74,019,539	$1,694,734	$6,151,245	$3,075,446	$63,098,114

At December 31, 2002, our total investments in rental real estate and rental real estate held for sale totaled $56,264,192 for the 14 properties we own. Depending upon the availability and cost of external capital, we anticipate making additional investments in suburban office, retail shopping center and light industrial properties, although we may make other types of investments. We intend to fund new investments from existing cash balances (subject to maintaining reasonable cash reserves), refinancing of selected existing mortgage debt to higher balances and the proceeds from asset sales. We may consider other sources of possible funding, including joint ventures. To increase our financial flexibility, we may obtain a revolving line of credit, although there can be no assurance we will be successful.

We believe our liquidity and various sources of capital are sufficient to fund operations including capital expenditures and leasing commissions, meet debt service and dividend requirements under the Internal Revenue Code for REIT status and finance future investments. We believe our properties are in good condition without significant deferred maintenance obligations and many are leased under “triple-net” leases, which reduce our risk pertaining to excessive maintenance and operating costs. However, we anticipate we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2002, such as scheduled debt repayments (including balloon payments on our debt) and property acquisitions.

On September 24, 2002, our stockholders voted to amend and restate our bylaws to, among other items, eliminate the limit on our leverage. Unlike our previous certificate of incorporation and bylaws, these new organizational documents do not limit the amount of debt that we may incur. We have adopted a policy that we shall not incur any additional liabilities if, after giving effect to the additional liabilities, total liabilities would exceed 65% of what the board of directors believes is the fair market value of our portfolio. If we decide to change this policy to increase the percentage of debt we incur above 65% of our overall portfolio fair market value, we will implement the change only after we seek and obtain the approval of the holders of a majority in voting power of our outstanding shares.

CASH FLOWS IN 2002

Our cash resources increased $2,800,096 during the year ended December 31, 2002. During 2002, cash provided by operating activities was $582,910 primarily from net income adjusted for non-cash items as depreciation and amortization. Investing activities in 2002 resulted in a $905,461 use of cash resources primarily for purchase of the Northlake Festival property and offset by proceeds from the sale of the Huntington Beach, CA and Corona, CA properties. For the year ended December 31, 2002 financing activities provided $3,122,647, due largely to the refinancing of four loans and offset in part by the payoff of loans secured by properties sold, dividends, loan origination fees and principal payments on notes payable secured by rental real estate and notes payable secured by rental real estate held for sale.

CASH FLOWS IN 2001

Our cash resources decreased $124,508 during the year ended December 31, 2001. During 2001, cash provided by operating activities was $2,097,513 primarily from net income adjusted for non-cash items as depreciation and impairment loss. Investing activities in 2001 resulted in a $178,368 use of cash resources for capital expenditures at our Cerritos, CA and Corona, CA properties. For the year ended December 31, 2001 financing activities used $2,043,653, due largely to dividends totaling $1,610,381 and principal payments on notes payable totaling $466,763.

CASH FLOWS IN 2000

Our cash resources decreased $626,545 during the year ended December 31, 2000. Cash provided by operating activities in 2000 was $2,344,955, primarily from $3,207,619 in net income, less the non-operating gain on sale of rental real estate totaling $2,154,727 from the Huntington Beach (OPTO-22) and Fremont properties, plus non-cash charges. Investing activities resulted in a $7,999,984 increase in cash resources for the year 2000 due to cash proceeds from the sale of these two properties. For the year ended December 31, 2000 financing activities used $10,970,484 due to distributions of dividends totaling $6,617,206 (largely in order to meet REIT distribution requirements from the taxable income related to the property sales) and repayments on notes payable secured by rental real estate held for sale of $4,353,278, also primarily from the property sales.

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

Revenue Recognition—We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred. Rents due, but not yet collected, are recognized to the extent determined by management to be collectible.

Capital Expenditures—We capitalize those expenditures related to conducting significant rehabilitation of existing assets and extending the useful life of existing assets. These expenditures are depreciated over estimated useful lives determined by management. We expense certain improvements related to the operation of our properties, as well as those expenditures necessary to maintain a property in ordinary operating condition. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

Real Estate—We record real estate assets at the lower of cost or fair value if impaired. Costs incurred to unaffiliated third parties for the acquisition of properties are capitalized.

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

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any properties which have been sold during 2002, or otherwise qualify as held for sale as of December 31, 2002, be presented as discontinued operations in our consolidated financial statements in both current and prior periods presented. The property specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

In accordance with SFAS No. 144, our investments in real estate are carried at cost and are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of values are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted.

In the normal course of business, we will receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. We classify real estate as “held for sale” when it is probable, in the opinion of management, that a property will be disposed of within one year.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

New Accounting Pronouncements

Information on new accounting pronouncements is contained in our financial statements under Item 8 in this annual report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our debt instruments have fixed rates, and we do not have exposure to market risk for changes in interest rates. Therefore, subsequent changes in market interest rates do not affect the rate of our debt. We have in the past and may in the future, however, enter into debt instruments that bear interest at a variable rate. We generally enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We periodically evaluate the level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We did not have any derivative financial instruments on December 31, 2002 or December 31, 2001.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets and liabilities other than notes payable) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of notes payable is estimated based on a discounted cash flow analysis with interest rates similar to that of current market borrowing arrangements. Under this analysis, the fair value of our notes payable exceeded their carrying value by approximately $1,836,000 and $1,800,000 at December 31, 2002 and 2001, respectively.

We had $0 and $6,126,595 in variable rate debt outstanding at December 31, 2002 and 2001, respectively. On August 5, 2002, we refinanced our two variable rate loans into fixed rate loans. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $0 and $30,000, respectively, on the years ended December 31, 2002 and 2001 on our earnings and cash flows based on these debt levels. Further, many of our fixed rate loans have significant balloon payments that would need to be refinanced at maturity, possibly at unfavorable rates. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk. We can give no assurances that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, our future results may differ materially from the estimated adverse changes discussed above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Meredith Enterprises, Inc.

Menlo Park, California

We have audited the accompanying consolidated balance sheets of Meredith Enterprises, Inc. (the “Company”, formerly West Coast Realty Investors, Inc.) as of December 31, 2002 and 2001 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2002. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Enterprises, Inc., at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule III presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”, on January 1, 2002.

/s/    BDO SEIDMAN, LLP

Los Angeles, California

February 11, 2003 (except for

Footnote 12 which is as of

March 26, 2003)

MEREDITH ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
Assets
Rental real estate, less accumulated depreciation (Notes 1 and 3)	$45,182,232	$24,572,194
Rental real estate held for sale, net (Note 1)	7,444,819	10,288,965
Cash and cash equivalents	3,923,923	1,123,827
Deferred rent	346,980	503,089
Accounts receivable	202,445	14,346
Loan origination fees, net of accumulated amortization of $45,929 and $50,697 in 2002 and 2001, respectively	703,019	123,153
Other assets	644,892	48,636
Other assets—rental real estate held for sale	589,815	88,401

Total assets	$59,038,125	$36,762,611

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and accrued liabilities	$910,959	$231,183
Due to related party (Note 4)	30,077	37,477
Security deposits and prepaid rent	356,463	247,890
Other liabilities – rental real estate held for sale	61,073	109,401
Notes payable secured by rental real estate (Note 5)	36,528,453	13,623,823
Notes payable secured by rental real estate held for sale (Note 5)	4,641,086	6,172,687

Total liabilities	42,528,111	20,422,461

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock $.01 par value; 15,000,000 shares authorized; 975,298 and 975,989 split adjusted shares issued and outstanding as of December 31, 2002 and 2001	9,753	9,760
Additional paid-in capital	27,157,247	27,167,292
Dividends in excess of retained earnings	(10,656,986)	(10,836,902)

Total stockholders’ equity	16,510,014	16,340,150

Total liabilities and stockholders’ equity	$59,038,125	$36,762,611

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2002	2001	2000
Revenues
Rental (Notes 1 and 3)	$4,177,730	$3,793,751	$4,111,008
Interest	40,973	46,077	103,210

	4,218,703	3,839,828	4,214,218

Cost and expenses
Interest	1,521,780	1,323,682	1,587,372
General and administrative	1,260,824	705,265	492,509
Depreciation	579,615	564,421	643,975
Ground rent (Note 9)	235,924	—	—
Operating	391,553	356,534	354,801
Property tax	191,134	102,298	105,401
Impairment loss	—	2,628,575	300,000

	4,180,830	5,680,775	3,484,058

Net income (loss) from operations	37,873	(1,840,947)	730,160
Insurance recovery from lawsuit	—	165,053	—

Net income (loss) before gain on sale of rental real estate and discontinued operations	37,873	(1,675,894)	730,160
Gain on sale of rental real estate	—	—	2,154,727
Discontinued operations (Note 2):
Gain on sale of rental real estate held for sale	733,424	—	—
Impairment loss	—	(1,171,425)	—
Income from operations	287,009	325,160	322,732

Net income (loss)	$1,058,306	$(2,522,159)	$3,207,619

Net income (loss) per share–basic and assuming dilution (Note 6):
Net income (loss) before gain on sale of rental real estate and discontinued operations	$0.04	$(1.72)	$0.75
Gain on sale of rental real estate	—	—	$2.21
Discontinued operations:
Gain on sale of rental real estate held for sale	$0.75	—	—
Other income (loss)	$0.30	$(0.87)	$0.33

Net income (loss) per share	$1.09	$(2.59)	$3.29

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income (loss)	$1,058,306	$(2,522,159)	$3,207,619
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	603,594	675,935	762,455
Interest expense due to amortization of loan origination fees	51,473	41,410	32,417
Impairment loss	—	2,628,576	300,000
Gain on sale of rental real estate held for sale	(733,424)	—	—
Gain on sale of rental real	—	—	(2,154,727)
Impairment loss—rental real estate held for sale	—	1,171,424	—
Equity contribution by Affiliates through expense reimbursements	—	170,402	238,407
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Deferred rent	156,109	(33,721)	(21,277)
Accounts receivable	(188,099)	(1,043)	45,808
Other assets	(596,256)	(130,815)	40,066
Other assets—rental real estate held for sale	(501,414)	135,742	4,479
Accounts payable and accrued liabilities	679,776	(24,119)	52,200
Due to related party	(7,400)	(34,790)	(14,899)
Security deposits and prepaid rent	108,573	(110,667)	(146,646)
Other liabilities—rental real estate held for sale	(48,328)	131,338	(947)

Net cash provided by operating activities	582,910	2,097,513	2,344,955

Cash flows from investing activities
Capital expenditures on rental real estate	(94,321)	(117,189)	—
Capital expenditures on rental real estate held for sale	—	(61,179)	—
Purchases of rental real estate	(4,364,731)	—	—
Proceeds from sale of rental real estate	3,553,591	—	7,998,984

Net cash (used in) provided by investing activities	(905,461)	(178,368)	7,998,984

Cash flows from financing activities
Dividends	(878,390)	(1,610,381)	(6,617,206)
Cash paid in lieu of fractional shares	(10,052)	—	—
Proceeds from notes payable	15,020,000	—	—
Payments on notes payable secured by rental real estate	(8,845,971)	(416,233)	(3,994,328)
Payments on notes payable secured by rental real estate held for sale	(1,531,601)	(50,530)	(358,950)
(Increase) decrease in loan origination fees	(631,339)	33,491	—

Net cash provided by (used in) financing activities	3,122,647	(2,043,653)	(10,970,484)

Net (decrease) in cash and cash equivalents	2,800,096	(124,508)	(626,545)
Cash and cash equivalents, beginning of year	1,123,827	1,248,335	1,874,880

Cash and cash equivalents, end of year	$3,923,923	$1,123,827	$1,248,335

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Retained Earnings	Total
	Shares	Amount
Balance, December 31, 1999	975,989	$9,760	$26,758,483	$(3,294,775)	$23,473,468
Net income for the year	—	—	—	3,207,619	3,207,619
Equity contribution by affiliates through expense reimbursements (Note 4)	—	—	238,407	—	238,407
Dividends declared ($6.78 per share) (Note 6)	—	—	—	(6,617,206)	(6,617,206)

Balance, December 31, 2000	975,989	9,760	26,996,890	(6,704,362)	20,302,288
Net (loss) for the year	—	—	—	(2,522,159)	(2,522,159)
Equity contribution by affiliates through expense reimbursements (Note 4)	—	—	170,402	—	170,402
Dividends declared ($1.65 per share) (Note 6)	—	—	—	(1,610,381)	(1,610,381)

Balance, December 31, 2001	975,989	9,760	27,167,292	(10,836,902)	16,340,150
Net income for the year				1,058,306	1,058,306
Dividends declared ($.90 per share) (Note 6)				(878,390)	(878,390)
Cash paid in lieu of fractional shares	(691)	(7)	(10,045)		(10,052)

Balance, December 31, 2002	975,298	$9,753	$27,157,247	$(10,656,986)	$16,510,014

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Business

Meredith Enterprises, Inc. (formerly West Coast Realty Investors, Inc.) was originally organized in October 1989 under the laws of the State of Delaware. We have elected tax status as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes since 1991. From inception to March 31, 2002, West Coast Realty Advisors, Inc. (“WCRA”) advised us and West Coast Realty Management (“WCRM”) (collectively, the “Advisor”) managed our properties. Both WCRA and WCRM are wholly-owned subsidiaries of Associated Financial Group, Inc. The Advisor managed and oversaw our investments, subject to the direction of the board of directors, until the Advisor terminated as advisor effective March 31, 2002. On January 15, 2002, our stockholders voted to amend our bylaws to allow us to become self-managed upon the Advisor’s termination. On April 1, 2002, we became self-managed and self-administered upon the Advisor’s termination.

As of December 31, 2002, all of our properties were located in California and Georgia, and we did not own any residential properties. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance, either by directly paying such costs or reimbursing us for those costs through additional rental payments.

Rental Real Estate, Rental Real Estate Held for Sale and Depreciation

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over their estimated useful lives of 31.5 to 39 years for financial reporting purposes.

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to fair value is required.

Real estate classified as “held for sale” is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

In the normal course of business, we may receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of December 31, 2002, there were six properties classified as “held for sale”, as they were listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. There can be no assurance that the properties held for sale will be sold in the near term, at prices we consider acceptable, or at all.

Rental Income, Operating Expense and Capitalized Costs

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES—(Continued)

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. Percentage rents in the three years ended December 31, 2002 were immaterial, and recognized when received. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Acquisition Costs

We expense internal acquisition costs, including any acquisition costs paid to the Advisor, in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.”

Loan Origination Fees

Loan origination fees are capitalized and amortized over the life of the loan and are included in interest expense.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Meredith Enterprises, Inc. and other subsidiaries that hold title to individual properties. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Net Income Per Share

We calculate net income per share by dividing the net income by the weighted average number of shares outstanding for the period, adjusted retroactively for the 1:3 reverse stock split of November 15, 2002. We did not have any potentially dilutive securities in any of the three years ended December 31, 2002.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES—(Continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. We do not have any components of comprehensive income in any of the years ended December 31, 2002, 2001 and 2000, other than net income.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation of the current year’s financial statements.

Descriptive Information About Reportable Segments

Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”) requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate and rental real estate held for sale, which comprised 89% and 95% of our total assets at December 31, 2002 and 2001, respectively and approximately 99%, 99% and 97% of our total revenues (including discontinued operations) for the years ended December 31, 2002, 2001 and 2000, respectively. All the rental real estate we own is located in California and Georgia. We do not use reporting by geographic region.

Our business focus is the ownership and operation of suburban office, retail shopping center and light industrial properties; we evaluate performance and allocate resources primarily based on the opportunity for growth of net operating income (“NOI”). Like the real estate industry in general, we define NOI as the excess of all revenue generated by the property (primarily rental revenue) less direct operating expenses (primarily, but not limited to, property taxes, insurance, property management and maintenance expense, to the extent not paid by the tenant). NOI excludes depreciation, capitalized expenditures and interest expense. In addition to NOI growth prospects, we evaluate properties for planned capital expenditures and various risks such as non-payment of rent by tenant, term of the lease and other factors. NOI from our properties (including discontinued operations) totaled $4,364,064, $3,971,405 and $4,301,707 for the three years ended December 31, 2002, 2001 and 2000, respectively. All other segment measurements are presently disclosed in the accompanying consolidated balance sheets and Notes to Consolidated Financial Statements.

All revenues are from external customers, and there are no revenues from transactions with other segments. See Note 1 for tenants that contributed 10% or more of our total revenues for the years ended December 31, 2002, 2001 and 2000. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. There is no provision for federal or state income taxes as we are organized as a REIT and as such, there is no tax due; see Note 7.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”) which supersedes SFAS No. 121, “Accounting for the

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES—(Continued)

impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for Long-Lived assets to be disposed of by sale, SFAS 144 retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. SFAS No. 144 requires operating results of properties we consider held for sale, as well as those sold, to be included in discontinued operations in our consolidated statements of earnings prospectively from the date of adoption, which was January 1, 2002. Although the adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations for the year ended December 31, 2002, it did have a significant effect on the comparability of amounts from year to year on the consolidated statements of income.

New Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have a material impact on our consolidated balance sheet or results of operations. We will provide the interim disclosures required by SFAS 148 beginning in the first quarter of 2003.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—RENTAL REAL ESTATE

Our major categories of rental real estate are:

	December 31,
	2002	2001
Land	$9,003,326	$9,003,326
Buildings and improvements	38,642,304	17,452,651

	47,645,630	26,455,977
Less accumulated depreciation	(2,463,398)	(1,883,783)

Net rental real estate	$45,182,232	$24,572,194

Our major categories of rental real estate held for sale are:

	December 31,
	2002	2001
Land	$2,548,473	$4,145,319
Buildings and improvements	6,070,089	7,666,015

	8,618,562	11,811,334
Less accumulated depreciation	(1,173,743)	(1,522,369)

Net rental real estate held for sale	$7,444,819	$10,288,965

Once a property is classified as held for sale, we stop charging depreciation expense.

A portion of our rental revenue was earned from tenants whose individual rents represented more than 10% of our total rental revenue including discontinued operations. Specifically:

Four tenants accounted for 15%, 13%, 12% and 10% in 2002.

Two tenants accounted for 14% and 12% in 2001; further, one tenant accounted for over 9%.

Two tenants accounted for 13% and 11% in 2000.

NOTE 2—DISCONTINUED OPERATIONS

As of December 31, 2001, we had designated four properties as held for sale: Fresno, CA, Huntington Beach, CA, Roseville, CA and Riverside, CA. In accordance with SFAS 144, the results of these properties are not included in the line item discontinued operations until we adopted SFAS 144 as of January 1, 2002. In 2002, we designated three additional properties as held for sale: Sacramento, CA (717 W. Del Paso Road), Sacramento, CA (721 W. Del Paso Road) and Vacaville, CA and sold another property, Corona, CA. In accordance with SFAS 144, we have

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restated the prior results of the properties designated as held for sale and the property we sold as discontinued operations for all periods presented. The results of properties included in discontinued operations for the three years ended December 31, 2002 are as follows:

	Years ended December 31,
	2002	2001	2000
Revenues
Rental	$988,099	$775,932	$763,691
Interest	—	6,986	—

	988,099	782,918	763,691

Cost and expenses
Interest	454,471	206,798	209,699
General and administrative	2,562	—	—
Depreciation	23,978	111,514	118,480
Operating	167,940	109,251	83,001
Property tax	52,139	30,195	29,779
Impairment loss	—	1,171,425	—

	701,090	1,629,183	440,959

Net before gain on sale of rental real estate held for sale	287,009	(846,265)	322,723
Gain on sale of real estate held for sale	733,424	—	—

Net income (loss) from discontinued operations	$1,020,433	$(846,265)	$322,732

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for properties sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of income as “discontinued operations” for all periods presented and those properties sold or considered held for sale prior to December 31, 2001 remain in “continuing operations.” In addition, we have determined to separately reflect the assets and liabilities of properties held for sale or sold in the current period as “Rental real estate held for sale,” “Other assets—rental real estate held for sale,” “Notes payable secured by rental real estate held for sale” and “Other liabilities—rental real estate held for sale” in the balance sheets for all periods presented.

Based on appraisals, estimated disposal costs and holding periods, we determined, in conjunction with the Advisor, that the total expected future cash flows and the ultimate disposition of certain properties were less than their carrying values at September 30, 2001. As a result, in that quarter, we recorded an impairment loss totaling $3,800,000, primarily related to the Riverside, CA and Vacaville, CA properties, measured as the amount by which the carrying amount of the asset exceeded its fair value.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended December 31, 2000, we determined that the total expected future cash flows from operations and ultimate disposition of the Fresno, CA property was less than the carrying value of the property, due to overbuilding of commercial properties in the Fresno area. Therefore, we deemed the property to be impaired. As a result, an impairment loss of $300,000 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value. Fair value was determined based on a recent appraisal, net of estimated disposal costs.

In April and September 2002, we sold the Huntington Beach, CA (Blockbuster) and Corona, CA properties for a gain of $733,424.

In April and June 2000 we sold the Huntington Beach, CA (OPTO-22) and Fremont, CA properties for a gain of $2,154,727.

In March 2001, we received $165,053 from Banker’s Standard Insurance Company (“Banker’s Standard”) in partial settlement of a lawsuit regarding Banker’s Standard’s responsibility to defend us in a lawsuit related to the Riverside, CA property. See Note 9, below. Banker’s Standard is also required to pay the subsequent costs of this action. We had previously expensed these legal costs, and as a result, the proceeds of the settlement were taken into income in March 2001.

NOTE 3—FUTURE MINIMUM RENTAL INCOME

As of December 31, 2002, future minimum rental income under the existing leases for rental real estate and rental real estate held for sale that have remaining noncancelable terms in excess of one year are as follows:

Years ending December 31,	Amount
2003	$6,942,968
2004	6,056,162
2005	5,329,960
2006	3,981,463
2007	3,515,525
Thereafter	12,587,247

Total	$38,413,325

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 4—RELATED PARTY TRANSACTIONS

We acquired the Northlake Festival Shopping Center in Atlanta, Georgia in October 2002 and paid a fee of $150,000 to Leeward Investments, LLC, which assisted us in negotiating the transaction. Mr. Eric P. Von der Porten, a director, is the manager for Leeward Investments, LLC. He was not directly involved in the negotiations.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also in conjunction with the purchase of the Northlake Festival Shopping Center, we paid a real estate brokerage commission of $100,000 to Isakson-Barnhart Properties, Inc. and we have retained Isakson Barnhart Properties, Inc. as the property manager of that shopping center. Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties supervises the project. Under this agreement, we paid a total of $30,334 to Isakson-Barnhart Properties in the year ended December 31, 2002. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to the retail shopping center.

Until March 31, 2002, we had two agreements with the Advisor to provide advice on investments and to administer our the day-to-day operations including property management—the Amended and Restated Advisory Agreement dated July 1, 2001 and the Amended and Restated Property Management Agreement dated July 1, 1998. Both agreements were terminated effective March 31, 2002 and since April 1, 2002, we have been fully self-administered and self-managed.

At December 31, 2002, the Advisor and its affiliates owned 7,584 of our shares, less than 1% of our outstanding shares. Two of our directors are also officers or directors of the Advisor or its affiliates.

The following related party transactions are included in the statements of income:

	Years ending December 31,
	2002	2001	2000
Overhead expenses reimbursed to the Advisor	—	$24,000	$24,000

Fees related to the purchase, sale or refinancing of real estate	—	—	$255,750

Property management fees earned by WCRM	—	$182,342	$185,722

Advisory fees earned by WCRA, which waived collection of these fees, which are included in additional paid-in capital.	—	$170,402	$238,407

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we had related party accounts payable as follows:

	December 31,
	2002	2001
Associated Securities Corporation	$30,077	$22,000
West Coast Realty Management, Inc.	—	13,477
West Coast Realty Advisors, Inc.	—	2,000

	$30,077	$37,477

NOTE 5—NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2002	2001
Notes payable secured by rental real estate:
7.500% promissory note secured by a deed of trust on the Cerritos, CA property, monthly principal and interest payments are $9,238, due April 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less than the existing rate)	$1,178,062	$1,199,676
7.500% promissory note secured by a Deed of Trust on the Chino, CA property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	863,316	879,918
6.970% promissory note secured by our Folsom, CA property, monthly principal and interest payments of $32,567 due September 1, 2009 with a balloon payment of $4,479,793. As of December 31, 2001, this property was encumbered by a variable rate promissory note secured by a Deed of Trust on the property, interest rate margin is 1.75% over the 3 month LIBOR (4.320% at December 31, 2001), with monthly payments of principal of $6,199 and interest calculated on the outstanding balance	4,897,784	3,952,499

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2002	2001
6.970% promissory note secured by our Irvine, CA property, monthly principal and interest payments of $25,105 due September 1, 2009 with a balloon payment of $3,453,364. As of December 31, 2001, this property was encumbered by a variable rate promissory note secured by a Deed of Trust on the property, interest rate margin is 1.90% over the 3 month LIBOR with right of conversion after the first year (4.500% at December 31, 2001), monthly payments of principal and interest are $16,693	3,775,583	2,140,535
7.500% promissory note secured by a deed of trust on the Ontario, CA property, monthly principal and interest payments are $22,390, due March 1, 2004	2,828,898	2,880,329
6.970% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276 due September 1, 2009 with a balloon payment of $1,551,049. As of December 31, 2001, this property was encumbered by a 7.375% promissory note with monthly principal and interest payments are $7,309, due June 1, 2011	1,695,770	944,456
6.970% promissory note secured by our Tustin, CA property, monthly principal and interest payments of $30,677 due September 1, 2009 with a balloon payment of $4,219,765. As of December 31, 2001, this property was encumbered by a 9.625% promissory note secured by a Deed of Trust on the property, with monthly principal and interest payments are $24,190, due February 1, 2005	4,613,493	1,626,410
7.640% promissory note secured by our Atlanta, GA property (Northlake Festival Shopping Center), monthly principal and interest payments of $124,753 fully amortizing with the final payment due December 1, 2027	16,675,547	—

Subtotal—notes payable secured by rental real estate	36,528,453	13,623,823

Notes payable secured by rental real estate held for sale:
8.250% promissory note secured by a Deed of Trust on the Fresno, CA property, monthly principal and interest payments are $5,244 due August 1, 2003	548,052	565,136
8.250% promissory note secured by a Deed of Trust on the Riverside, CA property, monthly principal and interest payments are $9,116, due November 8, 2004	1,096,970	1,113,865

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2002	2001
8.330% promissory note secured by a Deed of Trust on the Roseville, CA property, monthly principal and interest payments are $11,510 due July 1, 2008	1,359,897	1,383,654
8.000% promissory note secured by a Deed of Trust on the Sacramento, CA property (Java City 721 West Del Paso Road), monthly principal and interest payments are $3,126, due June 1, 2018. This loan was paid off in February 2003.	329,503	340,187
7.500% promissory note secured by a Deed of Trust on the Vacaville, CA property, monthly principal and interest payments are $10,346, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	1,306,664	1,331,784
8.250% promissory note secured by a Deed of Trust on the Huntington Beach, CA property, monthly principal and interest payments are $4,934, due February 1, 2004. This note was paid off when the property was sold in April, 2002	—	493,605
7.375% promissory note secured by a Deed of Trust on the Corona, CA property, monthly principal and interest payments are $7,309 due June 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 195 basis points, but no less than the existing rate). This note was paid off when the property was sold in September 2002	—	944,456

Subtotal—notes payable secured by rental real estate held for sale	4,641,086	6,172,687

Total notes payable	$41,169,539	$19,796,510

The aggregate fair value of the notes is approximately $43,005,267 and $21,585,522 for 2002 and 2001 respectively, based on current lending rates, which are the approximate industry lending rates on these types of properties and these locations.

The aggregate annual future maturities at December 31, 2002 of notes payable secured by rental real estate and notes payable secured by rental real estate held for sale are as follows:

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ending December 31,	Amount
2003	$1,094,734
2004	4,381,199
2005	570,046
2006	614,030
2007	661,416
Thereafter	33,848,114

Total	$41,169,539

NOTE 6—NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared by the board of directors and based on a variety of factors, including the previous quarter’s net (loss) income from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the Board deems appropriate.

On November 15, 2002, we filed our restated certificate of incorporation with the Secretary of State of Delaware, which, among other items, provided for a 1:3 reverse stock split. All share and per share amounts have been adjusted to give effect to this split.

Net Income Per Share was computed using the weighted average number of outstanding shares of 975,298, 975,989 (split adjusted) and 975,989 (split adjusted) for the years ended December 31, 2002, 2001 and 2000, respectively. There were no dilutive securities in these periods.

The tax status of dividends per share for the years ended December 31, 2002, 2001 and 2000 follows:

	December 31,
	2002	2001	2000
Taxable ordinary income	$0.21	$1.20	$1.56
Taxable capital gains	0.39	—	2.22
Return of capital	0.30	0.45	3.00

	$0.90	$1.65	$6.78

NOTE 7—TAXES ON INCOME

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”) for federal income tax purposes. This requires, among a number of other organizational and operational requirements, that we distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. In addition, California and Georgia, the states in which we own and operate real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

As of December 31, 2002, the basis in our assets for financial reporting purposes was approximately $4,300,000 lower than our basis for federal income tax purposes (unaudited).

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

	Years ended December 31,
	2002	2001	2000
Cash paid during the period for interest	$1,768,330	$1,513,085	$1,792,237

Supplemental disclosure of non-cash financing activities:
Assumption of loan	$16,730,601	—	—
Equity contributed by an affiliate through expense reimbursement	—	$170,402	$228,407
Supplemental disclosure of non-cash investing activities:
Transfer of assets to rental real estate held for sale	—	$5,402,842	—

Transfer of assets to other assets—rental real estate held for sale	—	$88,401	—

Transfer of liabilities to other liabilities—rental real estate held for sale	—	$109,401	—

Transfer of liabilities to notes payable secured by rental real estate held for sale	—	$3,556,260	—

Transfer of lessee’s assets to us in satisfaction of account receivable	—	$287,036	—

Reconciliation of cash used to purchase the Northlake Festival Shopping Center follows:

Cash paid	$4,364,731
Loan assumed	16,730,601

Balance at December 31, 2002	$21,095,332

NOTE 9—COMMITMENTS AND CONTINGENCIES

On July 19, 2002, our board of directors adopted the 2002 Stock Incentive Plan (the “Plan”) and on September 24, 2002, our stockholders approved the Plan and it became effective. The Plan provides for grants of options to purchase our common stock or restricted stock to a maximum of 150,000 shares. The number of shares granted, term, vesting schedule and post termination exercise period are generally at the discretion of a committee of the board. No options had been granted during the year ended December 31, 2002; however, a total of 91,669 options were granted on March 3, 2003; see Note 12.

We purchased the Northlake Festival Shopping Center in October 2002, and assumed the existing ground lease. The ground lease expires in October 2057 and any improvements on the property revert back to the ground lessor. The ground lease provides for fixed rent and additional rent calculated on 7% of the gross

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rents received from tenants. The fixed rent may escalate based on appraisals, with the following limitations:

January 2003 – October 2007	Fixed at $600,000 per year
November 2007 – October 2032	Subject to appraisal, but not less than $600,000 per year, nor more than $1,200,000 per year
November 2032 – October 2057	Subject to appraisal, but not less than nor more than twice amount payable for the period November 2007 to October 2032

We have entered into an employment agreement with the President and Chief Executive Officer under which he is to be issued options to purchase 66,667 shares of our common stock at an exercise price equal to the fair market value at the date of grant. These options would vest over a period of two years, calculated as if they had been granted at the commencement of his employment on August 21, 2001. As of December 31, 2002, no options have been issued and there is therefore no dilutive impact for these options. On March 3, 2003, we granted our President and Chief Executive Officer options to purchase 66,667 shares. Further, we would be obligated to make severance payments to our President and Chief Executive Officer, upon his termination or resignation for certain reasons, of one year’s salary plus bonus, if any.

We are a defendant in a lawsuit entitled John Lonberg & Ruthee Goldkorn v. Sanborn Theaters, Inc., a California Corporation Doing Business as Marketplace Cinema and So-Cal Cinema, Inc., a California Corporation; and Salts-Troutman-Kaneshiro, Inc., West Coast Realty Investors, Inc., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema, our property located in Riverside, CA. We own the theater and have leased it to Sanborn Theaters, Inc., who operates it. Plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. Plaintiffs demand statutory damages, damages for emotional distress, a “lodestar” multiplier, attorneys’ fees and punitive damages. Although Plaintiffs have not quantified their damages, we expect that Plaintiffs claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe we have complied with all applicable provisions of law and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

On July 31, 2002, James E. Prock filed an action against us and our Chief Executive Officer, Mr. Allen Meredith, in Los Angeles County Superior Court. Mr. Prock was an employee of the Advisor and not an employee of West Coast Realty Investors, Inc. He provided services as our Chief Operating Officer from 1992 to August 2001 and as Acting Chief Operating Officer from August 2001 to March 2002. The lawsuit alleges that during the fall of 2001 and winter of 2002, we purportedly made promises to Mr. Prock that we would hire him as a full time managerial employee after we became a self-managed REIT. The lawsuit seeks damages for unspecified purported lost compensation and punitive damages, and the discovery process has commenced. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe the suit is without merit and intend to vigorously defend the allegations

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

NOTE 10—UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma information is presented to illustrate the effect of the acquisition of the Northlake Festival Shopping Center in Atlanta, Georgia, as if the acquisition occurred on January 1st of each year presented. Further incorporated into this pro forma financial information is the effect of the refinance of four loans totaling approximately $8,500,000 into four new loans totaling $15,020,000 to fund the excess of the purchase price over the assumed existing secured note payable. The unaudited pro forma information is not necessarily indicative of the results that would have been obtained had the properties been acquired earlier, nor are they intended to be indicative of future results.

	Years ended December 31,
	2002	2001
Revenues
Rental	$7,574,928	$8,505,090
Interest	40,973	46,077

	7,615,901	8,551,167

Cost and expenses
Interest	2,601,204	3,106,958
General and administrative	1,260,824	705,265
Depreciation	971,730	1,087,242
Ground rent	923,283	930,895
Operating	927,552	1,109,586
Property tax	489,844	482,045
Impairment loss	—	2,628,575

	7,174,437	10,050,566

Net income (loss) from operations	441,463	(1,499,399)
Insurance recovery from lawsuit	—	165,053

Net income (loss) before gain on sale of rental real estate and discontinued operations	441,463	(1,334,346)
Gain on sale of rental real estate	—	—
Discontinued operations:
Gain on sale of rental real estate held for sale	733,424	—
Impairment loss	—	(1,171,425)
Income from operations	287,009	325,160

Net income (loss)	$1,461,896	$(2,180,611)

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years ended December 31,
	2002	2001
Net income (loss) per share—basic and assuming dilution:
Net income (loss) before gain on sale of rental real estate and discontinued operations	$0.45	$(1.37)
Gain on sale of rental real estate	—	—
Discontinued operations: Gain on sale of rental real estate held for sale	$0.75	—
Other income (loss)	$0.30	$(0.87)

Net income (loss) per share	$1.50	$(2.24)

NOTE 11—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly summary financial information follows:

For the year ending December 31, 2002:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$800,410	$769,575	$784,763	$1,863,955
Net income (loss)	$281,571	$439,479	$343,464	$(6,208)
Net income (loss) per share	$0.29	$0.45	$0.35	$0.00

For the year ending December 31, 2001:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$990,057	$935,323	$949,916	$964,532
Net income (loss)	$478,471	$311,973	$(3,454,975)	$142,372
Net income (loss) per share	$0.49	$0.32	$(3.54)	$0.14

NOTE 12 — SUBSEQUENT EVENTS

On January 3, 2003 the board of directors declared a dividend of $0.30 per common share to holders of record on January 10, 2003, payable on January 24, 2003.

On February 1, 2003, we entered into a lease for headquarters office space. The lease has a two year term with monthly payments of approximately $7,000.

In February 2003 we paid off the promissory note that encumbered the Java City—721 West del Paso Road property.

On March 3, 2003, we granted a total of 91,669 options to purchase our common stock to three employees and four directors at $10.25 per share, the fair market value at the date of grant. At the date of grant, approximately 64,000 options were vested. To date, no options have been exercised.

On March 24, 2003, we changed our name from West Coast Realty Investors, Inc. to Meredith Enterprises, Inc.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 26, 2003, we acquired a 2.5 acre parcel of undeveloped land in Garden Grove, CA for $2,200,000. We intend to construct a multi-tenant shopping center comprising approximately 30,000 square feet. We are also under contract to purchase a 4,880 square foot office building on a .5 acre parcel on a corner surrounded by the above property for $1,500,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors, their ages and their principal business occupation for the last five years are as follows:

Name	Age	Term	Position and Experience

Class I Directors—term expires on the 2003 Annual Meeting of Stockholders:

E. Andrew Isakson	50	September 2002-Present

Director. Mr. Isakson has served as one of our directors since September 2002. Mr. Isakson has served as President of Isakson-Barnhart Properties, Inc. (and predecessor companies) since 1982 and is General Partner of Isakson-Barnhart Development Co., LLC. He has over 25 years of experience in commercial real estate in Atlanta and the Southeast developing, owning and managing office and retail space. Currently, Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Isakson-Barnhart Development Co., LLC has developed over 2.2 million square feet of retail space its inception. Mr. Isakson has been a licensed real estate broker since 1974 and received a B.A. from Vanderbilt University.

Eric P. Von der Porten	45	December 2001-Present

Director. Since February 1997, Mr. Von der Porten has been the manager for Leeward Investments, LLC, which is the general partner of Leeward Capital, L.P., a private investment partnership focusing on small cap value stocks and other securities. For the prior six years, he was a partner in the investment banking firm of Leveraged Equity Management, Inc. Mr. Von der Porten holds an M.B.A. from the Stanford Graduate School of Business and an A.B. from the University of Chicago.

Name	Age	Term	Position and Experience

Class II Directors—term expires on the 2004 Annual Meeting of Stockholders

James P. Moore	47	August 2001-Present

Director. In 2002, Mr. Moore founded Moore Associates, LLC, a Southern California based real estate investment and development firm. Prior to forming Moore Associates, Mr. Moore was an officer of Banc One Capital Markets, Inc. (previously First Chicago) for 17 years. His most recent responsibilities were as Senior Vice President and Regional Manager, running the Western Division of the National—Large Corporate Department. As head of the office, his responsibilities included managing the team responsible for all banking and investment banking products, advice and services for large corporations headquartered in the 11 Western states. Mr. Moore spent a total of 13 years of his career in real estate financial services, including five years as the head of the Western Division of the Real Estate Department for First Chicago. Mr. Moore holds a B.S. in Business Administration (Finance and Real Estate) from the University of Southern California.

John H. Redmond	61	August 2001-Present

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

Name	Age	Term	Position and Experience

Class III Directors—term expires on the 2005 Annual Meeting of Stockholders

Allen K. Meredith	53	August 2001-Present

Mr. Meredith was appointed to his current positions of Chairman of the Board, President and Chief Executive Officer in August 2001. Prior to joining our company, Mr. Meredith had over 23 years of experience in the real estate business. Since 1994, Mr. Meredith has served as President and Chief Executive officer of Meredith Partners, where he specialized in acquiring, rehabilitating and managing suburban office and industrial commercial properties in California, including the recent acquisition and rehabilitation of the one million square-foot former Firestone Tire manufacturing facility in Los Angeles. From 1991 to 1994, Mr. Meredith was President and Chief Executive Officer of the Northwest Region of Trammell Crow Company, a real estate development company, where he oversaw property development, acquisition and disposition, facility and construction management, and leasing and property management for 33.1 million square feet of high-rise, office, shopping center and industrial properties. Mr. Meredith has an M.B.A. from Harvard University and a B.A. in Economics from Stanford University.

Patricia F. Meidell	62	August 2001-Present

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

Name	Age	Term	Position and Experience

Class III Directors—term expires on the 2005 Annual Meeting of Stockholders

Neal E. Nakagiri	48	August 2001-Present

Director. Mr. Nakagiri was appointed President and Chief Executive Officer of Associated Financial Group, Inc. (“AFG”) in January 2000. Mr. Nakagiri is also a director of AFG. He is President of two wholly owned subsidiaries of AFG—Associated Securities Corp. (“ASC”), a general securities broker-dealer and SEC registered investment advisor, and Associated Planners Investment Advisory, Inc., an SEC-registered investment advisor. He is a member of the State Bar of California and the Compliance and Legal Division of the Securities Industry Association (SIA). He is registered as a general securities, financial, options and municipal securities principal. Mr. Nakagiri is also vice chairman of the NASD District #2 (Los Angeles) committee and serves on the SIA Independent Firms committee as Chairman. Mr. Nakagiri has a B.A. degree in Economics from the University of California at Los Angeles and a J.D. from Loyola Law School of Los Angeles.

There are no family relationships among our directors or executive officers. All of our directors’ terms will expire at the Annual Meeting of Stockholders indicated, or upon their resignation or removal, if earlier.

We have two executive officers: Allen K. Meredith, whose biographical and business information is provided above, and Charles P. Wingard, our Chief Financial Officer, Vice President and Secretary.

Mr. Wingard was appointed to his current position as Secretary, Vice President and Chief Financial Officer of the Company in July 2002. From October 2001 to July 2002, he was Vice President and Acting Chief Financial Officer. From August 2000 to September 2001, Mr. Wingard served as senior vice president and Chief Financial Officer of VelocityHSI, Inc. a publicly traded provider of high-speed Internet services to the apartment industry that was spun-off from BRE Properties, Inc. in August 2000. In August 2001, VelocityHSI, Inc. filed for protection under Chapter 7 of the U.S. Bankruptcy Code. From August 1996 to August 2000, Mr. Wingard was Vice President and Director of Financial Reporting for BRE Properties, Inc., a publicly traded real estate investment trust with over $1.5 billion in assets, where he was responsible for securities filings and compliance, loan administration and financial reporting. Mr. Wingard is a Certified Public Accountant and holds a B.S. in Accounting and Finance from the University of California, Berkeley.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of common stock and our other equity securities with the SEC and to provide us with copies of these filings. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2002, each of our officers, directors and greater than ten percent beneficial owners who are obligated to file certain reports under Section 16(a) of the 1934 Act complied with the applicable filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

We have no annuity, pension or retirement plans, or existing plan or arrangement pursuant to which compensatory payments are proposed to be made in the future to directors or officers. In addition, we did not make any equity-based grants, such as options or SARs, in 2002, and no options were outstanding until our board granted options to Mr. Meredith and Mr. Wingard on March 3, 2003 as described below.

Our independent directors receive $500 for each board meeting they attend in person, $200 for each telephonic meeting and $200 for each committee meeting attended, except for Mr. Isakson, who receives $500 per meeting due to the cost of travel from his business location. During 2002, we paid a total of $6,600 to our non-employee directors, exclusive of reimbursements for expenses. Mr. Nakagiri and Ms. Meidell declined to accept fees for their service on the board.

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer and our sole officer other than our Chief Executive Officer whose salary and bonus exceeded $100,000 or would exceed $100,000 on an annualized basis. We refer to the executive officers listed below as the “Named Executive Officers”.

	Year (1)	Annual Compensation
Name and Principal Position		Salary ($)(2)		Bonus ($) (3)
Allen K. Meredith President and Chief Executive Officer	2002 2001	$ $	200,000 88,204	$20,000 —

Charles P. Wingard Vice President and Chief Financial Officer	2002 2001	$ $	125,000 20,821	$12,500 —

(1)	During 2000 we did not pay any direct or indirect compensation to our officers and therefore that period is not included.
(2)	For 2001, represents salary from August 2001 for Mr. Meredith and October 2001 for Mr. Wingard. Also, for Mr. Meredith, includes $25,000 in consulting fees paid in 2002 for consulting work prior to becoming an employee and for Mr. Wingard, includes $1,350 of income from consulting.
(3)	Paid in 2003 for 2002 performance

On March 3, 2003, Mr. Meredith and Mr. Wingard were granted options to purchase 66,667 and 16,667 shares of our common stock, respectively, at $10.25 per share, the fair market value on the date of grant. In addition, four directors received grants of 1,667 each.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Mr. Allen K. Meredith

Effective August 22, 2001 , and amended and restated on March 21, 2002 we entered into an employment agreement with Allen K. Meredith to serve as our Chairman of the Board of Directors, President and Chief Executive Officer for an initial term of one year, with automatic renewal on a year-to-year basis thereafter unless terminated in accordance with its terms. Certain material terms of this agreement follows:

Base Salary.    Mr. Meredith currently receives a base salary of $200,000. The base salary will be subject to negotiation yearly.

Annual Cash Bonus.    Mr. Meredith shall be eligible to receive an annual cash bonus in an amount, if any, to be determined in the sole discretion of the board of directors.

Stock Options.    Mr. Meredith shall be granted an option to purchase 66,667 shares of our common stock at an exercise price equal to the fair market value per share on the date of grant. After one year of service, 33,334 of the shares subject to his option shall vest in full and the remaining 33,333 shares shall vest at a rate of 25% per quarter thereafter, provided Mr. Meredith continues to provide services to us. These options were granted on March 3, 2003 with vesting dates calculated as if the options had been granted on August 22, 2001.

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

Termination Due to Death or Disability.    Upon termination due to death or disability, Mr. Meredith or his estate will receive all salary accrued but unpaid to the date of termination.

Voluntary Termination or Termination for Cause.    Mr. Meredith may resign at any time upon 30 days written notice. Upon voluntary termination without Good Reason or if we terminate Mr. Meredith for Cause, no further compensation will be payable to Mr. Meredith

Termination Following a Change in Control.    If Mr. Meredith is terminated or resigns within one year from a Change in Control, he will receive a lump sum payment equal to his then base salary plus an amount equal to the average of his annual bonus over the most recent three years, if any.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Upon the approval of our 2002 Stock Incentive Plan at our annual stockholders meeting in September 2002, directors John H. Redmond and James P. Moore were installed as our compensation and stock option committee. Neither of them was during 2002, or at any previous time, an officer or employee of Meredith Enterprises, Inc. Neither of them has engaged in any transaction required to be disclosed in Item 13, Certain Relationships and Related Transactions.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth equity compensation plan information at December 31, 2002.

	Equity Compensation Plan Information		Number of securities remaining available for future issuance
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders	0	N/A	150,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	0	N/A	150,000

The following table sets forth, as of March 14, 2003, information regarding the shares of our common stock beneficially owned by each person who is known by the to own beneficially more than 5% of the common stock, by each director, by each named executive officer and by all directors and executive officers as a group. The amounts shown are based on information provided by the individuals named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage Beneficially Owned (2)
Allen K. Meredith	70,781	(3)	6.9%
E. Andrew Isakson	1,667	(4)	*
Patricia F. Meidell	499		*
James P. Moore	1,667	(4)	*
Neal E. Nakagiri	7,584	(5)	*
John H. Redmond	1,667	(4)	*
Eric P. Von der Porten	1,667	(4)	*
Charles P. Wingard	12,500	(6)	1.3%

Directors and officers as a group	98,032		9.4%

*	Less than 1%
(1)	The business address for each of these individuals is c/o West Coast Realty Investors Inc., 3000 Sand Hill Road, Building 2, Suite 120, Menlo Park, CA 94025.

(2)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Share amount and percentage figures are rounded to the nearest whole number. Percentage figures are based upon 975,298 shares of common stock outstanding as of March 14, 2003.
(3)	Mr. Meredith—includes 20,781 shares he owns directly, and 50,000 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 14, 2003.
(4)	Messrs. Isakson, Moore, Redmond and Von der Porten—includes 1,667 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 14, 2003.
(5)	Mr. Nakagiri—includes shares held by the Advisor and its affiliates. Mr. Nakagiri does not own any shares directly.
(6)	Mr. Wingard—includes 12,500 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 14, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We acquired the Northlake Festival Shopping Center near Atlanta, Georgia in October 2002 and paid a fee of $150,000 to Leeward Investments, LLC, which assisted us in negotiating the transaction. Mr. Eric P. Von der Porten, a director, is the manager for Leeward Investments, LLC. He was not directly involved in the negotiations.

Also in conjunction with the purchase of the Northlake Festival Shopping Center, we paid a real estate brokerage commission of $100,000 to Isakson-Barnhart Properties, Inc. and we have retained Isakson-Barnhart Properties, Inc. as the property manager of that shopping center. Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties supervises the project. Under this agreement, we paid a total of $30,334 to Isakson-Barnhart Properties in the year ended December 31, 2002. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to the retail shopping center.

During the period January 1 to March 31, 2002, we were advised by West Coast Realty Advisors, Inc. (“WCRA”) and our properties were managed by West Coast Realty Management, Inc. (“WCRM”) (collectively, the “Advisor”), each of which is a wholly-owned subsidiary of Associated Financial Group, Inc. Two of our directors are directors or officers of the Advisor or affiliates of the Advisor. We became self-managed and self-administered on April 1, 2002. Pursuant to a “monitoring fee” arrangement, we accrued $22,000 in 2002 to Associated Securities Corporation, a wholly-owned subsidiary of Associated Financial Group, Inc. During 2002, we paid $14,000 of this amount.

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by our Chief Executive Officer and Chief Financial Officer.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	FINANCIAL STATEMENTS

		The following financial statements of West Coast Realty Investors, Inc, are included in Part II, Item 8:

			Page
		Report of Independent Certified Public Accountants	39

		Consolidated Balance Sheets—December 31, 2002 and 2001	40

		Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000	41

		Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	42

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	43

		Summary of Consolidated Accounting Policies	44

		Notes to Consolidated Financial Statements	48

	2.	FINANCIAL STATEMENT SCHEDULES

		Schedule III—Real Estate and Accumulated Depreciation	81

		All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)	REPORTS ON FORM 8-K

•	On October 16, 2002, we filed a Current Report on Form 8-K reporting under Item 2 and Item 5. Under Item 2, we reported the acquisition of the Northlake Festival Shopping Center. Under Item 5, we reported various items, including litigation, the sale of the Corona Property and the results of the stockholder vote our Annual Meeting. No financial statements were filed.

•	On October 30, 2002 we filed a Current Report on Form 8-K reporting under Item 5 our pending listing on the American Stock Exchange. No financial statements were filed.

•	On November 14, 2002, we filed a Current Report on Form 8-K reporting under Item 7 certifications under the Sarbanes-Oxley Act of 2002 by Allen K. Meredith and Charles P. Wingard. No financial statements were filed.

•	On December 6, 2002, we filed a Current Report on Form 8-K reporting under Item 5 filing our restated Certificate of Incorporation with the Secretary of State of Delaware, which effected, amount other items, our 1:3 reverse split. No financial statements were filed.

•	On December 23, 2002 we filed a Current Report Form 8-K/A under Item 7 amending our earlier report filed October 16, 2002 for the acquisition of the Northlake Festival Shopping Center. Financial statements were filed.

(c)    EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-11, File No. 33-32466). (1)

3.1.1	Amendment to Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-11, File No. 33-45802). (1)

3.1.2	Restated Certificate of Incorporation

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-11, File No. 33-32466). (1)

3.2.1	Amendment to Bylaws (incorporated by reference to our Registration Statement on Form S-11, File No. 33-45802). (1)

3.2.2	Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-11, File No. 33-45802). (1)

3.2.3	Amended and Restated Bylaws (incorporated by reference to our proxy statement dated December 6, 2001). (1)

3.2.4	Amended and Restated Bylaws including the amendments adopted January 15, 2002 (incorporated by reference to our Report on 10-Q dated March 31, 2002). (1)

3.2.5	Amended and Restated Bylaws (incorporated by reference to our Report on 10-Q dated September 30, 2002). (1)

3.2.6	Amended and Restated Bylaws dated November 15, 2002

4.1	Form of Share Certificate (incorporated by reference to our Registration Statement on Form S-11, File No. 33-32466). (1)

4.2	Share Certificate

Exhibit Number	Description of Exhibit

10.1.1	Agreement to Purchase Property (6491 Edinger Avenue, Huntington Beach, California) incorporated by reference to our registration Statement on Form S-11, File No. 33-32466). (1)

10.1.2	Lease Re: Property (6491 Edinger Avenue, Huntington Beach, California) incorporated by reference to our Registration Statement on Form S-11, File No. 33-32466). (1)

10.1.3	Internal Revenue Service Ruling (6491 Edinger Avenue, Huntington Beach, California) incorporated by reference to our Registration Statement on Form S-11, File No. 33-32466). (1)

10.2.1

Agreement of Purchase and Sale and Joint Escrow Instructions By and Between Shaw-Nelson San Clemente No. 7 (“Seller”) and Associated Planners Realty Investors, Inc. (“Buyer”) (incorporated by reference to our Current Report on Form 8-K dated January 17, 1992). (1)

10.2.2

Standard Form Lease Between Shaw/Nelson San Clemente No. 7, a California Limited Partnership and Societe Endo Technic, a California Corporation, dba Endo Technic Corporation incorporated by reference to our Current Report on Form 8-K dated January 17, 1992). (1)

10.3	Lease and Assignment thereof regarding the OPTO-22 Property. (Incorporated by reference to our Registration Statement on Form S-11, File No. 33-45802). (1)

10.4.1

Real Estate Purchase Agreement between K & I Associates and West Coast Realty Investors, Inc. dated March 1, 1993. (Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 5, 1994). (1)

10.4.2	Leases re: Fresno Property. (Incorporated by reference to Exhibit 10.13.1 to our Current Report on Form 8-K dated May 5, 1994). (1)

10.5.1

Agreement of Purchase and Sale of Real Property and Escrow Instructions Between Birtcher Riverside Market Place Properties, Ltd. and West Coast Realty Investors, Inc. (Incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K dated November 29, 1994). (1)

10.5.2	Riverside Market Place Lease and Assignment thereof (Incorporated by reference to Exhibit 10.14.1 to our Current Report on Form 8-K dated November 29, 1994). (1)

10.5.3

Exhibits to Agreement of Purchase and Sale of Real Property and Escrow Instructions Between Birtcher Riverside Market Place Properties and West Coast Realty Investors, Inc. (Incorporated by reference to Exhibit 10.14.2 to our Current Report on Form 8-K dated November 29, 1994, as amended). (1)

Exhibit Number	Description of Exhibit

10.5.4	Appraisal for Riverside Market Place Property. (Incorporated by reference to Exhibit 10.14.2 to Our Current Report on Form 8-K dated November 29, 1994, as amended). (1)

10.6.1

Purchase and Sale Contract between BRS-Tustin Safeguard Associates and West Coast Realty Investors, Inc. (Incorporated by reference to Exhibit 10.15 to Our Current Report on Form 8-K dated May 22, 1995). (1)

10.6.2

Standard Industrial Lease—Net between BRS-Tustin Safeguard Associates and Safeguard Business Systems, Inc. (Incorporated by reference to Exhibit 10.15.1 to Our Current Report on Form 8-K dated May 22, 1995). (1)

10.6.3

Loan Assignment and Assumption Agreement between BRS-Tustin Safeguard Associates, West Coast Realty Investors, Inc. and Businessmen’s Assurance Company of America (Incorporated by reference to Exhibit 10.15.2 to Our Current Report on Form 8-K dated May 22, 1995). (1)

10.6.4	Appraisal of Safeguard Business Systems Property (Incorporated by reference to Exhibit 10.15.3 to Our Current Report on Form 8-K dated May 22, 1995). (1)

10.7.1

Purchase and Sale Agreement Dated August 28, 1995 between 26 Technology Partnership, L.P. (co-owner), Jack M. Langston (President of the General Partner of 26 Technology Partnership, L.P. and co-owner), and West Coast Realty Investors, Inc. (Incorporated by reference to Exhibit 1 to Our Current Report on Form 8-K dated September 21, 1995). (1)

10.7.2	Appraisal Report for An Industrial Building 4400-4415 Technology Drive, Fremont, California. (Incorporated by reference to Exhibit 2 to Our Current Report on Form 8-K dated September 21, 1995). (1)

10.7.3

Standard Industrial Lease between CMS Welding & Machining and 26 Technology Partnership, L.P. dated November 2, 1993. (Incorporated by reference to Exhibit 3 to Our Current Report on Form 8-K dated September 21, 1995). (1)

10.7.4

Promissory note secured by deed of trust dated July 1, 1995, including assignment of leases, environmental indemnity agreement, and other supporting documents. (Incorporated by reference to Exhibit 4 to Our Current Report on Form 8-K dated September 21, 1995). (1)

10.7.5	Environmental Site Assessment for 4415 and 4425 Technology Drive dated February 24, 1995. (Incorporated by reference to Our Current Report on Form 8-K dated September 21, 1995). (1)

10.8.1

Agreement of Purchase and Sale and Joint Escrow Instructions for 717 and 721 West Del Paso Road (with exhibits) (Incorporated by reference to Exhibit 1 to Our Current Report on Post-effective Amendment No. 1 dated October 1, 1996). (1)

Exhibit Number	Description of Exhibit

10.8.2	Standard Industrial Lease—Net dated April 10, 1989 (as amended) on 717 West Del Paso Road. (1)

10.8.3	Guarantee of a portion of the Rent on 717 West Del Paso Road (Incorporated by reference to Exhibit 2 to Our Current Report on Post-effective Amendment No. 1 dated October 1, 1996). (1)

10.8.4

An Appraisal of An Office/Industrial Facility at 717 and 721 West Del Paso Road, Sacramento, California, dated June 5, 1996 (Incorporated by reference to Exhibit 3 to Our Current Report on Post-effective Amendment No. 1 dated October 1, 1996).(1)

10.9.1

Purchase and Sale Contract dated November 18, 1996 between West Coast Realty Investors and Shidler West Investment Corporation (Incorporated by reference to Exhibit 1 to Our Current Report on Form 8-K dated January 17, 1997).(1)

10.9.2	Appraisal Report for an Office/Industrial Facility at 17862 Fitch Street, Irvine, California. (Incorporated by reference to Exhibit 2 to Our Current Report on Form 8-K dated January 17, 1997).(1)

10.9.3

Commercial lease between Tycom Corporation and Shidler West Investment Corporation dated December 18, 1996. (Incorporated by reference to Exhibit 3 to Our Current Report on Form 8-K dated January 17, 1997).(1)

10.9.4

Promissory note secured by deed of trust dated January 9, 1997, including Rider to Promissory Note, secured by deed of trust on property at 17862 Fitch Street, Irvine. (Incorporated by reference to Exhibit 4 to Our Current Report on Form 8-K dated January 17, 1997).(1)

10.10	Amended and Restated Advisory Agreement dated July 1, 2001 (incorporated by reference to our proxy statement dated September 11, 2001). (1)

10.11	Employment Agreement dated August 22, 2001 between the Company and Allen K. Meredith (incorporated by reference to Exhibit 10.1 to our Report on Form 10-Q dated September 30, 2001). (1) (2)

10.12	Sublease Agreement dated October 19, 2001 between the Company and Sand Hill Advisors, Inc. (incorporated by reference to our Report on Form 10-K dated December 31, 2001). (1)

10.13	Employment Agreement dated August 22, 2001 as revised March 21, 2002 between the Company and Allen K. Meredith (incorporated by reference to our Report on Form 10-K dated December 31, 2001). (1) (2)

Exhibit Number	Description of Exhibit

10.14	Form of indemnification agreement (incorporated by reference to our Report on Form 10-Q dated June 30, 2002). (1)

10.15	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the Folsom Property (incorporated by reference to our Report on Form 10-Q dated September 30, 2002). (1) (3)

10.16	Deed of Trust Note for the Folsom Property (incorporated by reference to our Report on Form 10-Q dated September 30, 2002). (1) (3)

10.17

Schedule of material terms of Loans secured by the Irvine, Sacramento (Horn Road) and Tustin properties in the Form of Exhibits 10.15 and 10.16 (incorporated by reference to our Report on Form 10-Q dated September 30, 2002). (1)

10.18

Leasehold Deed to Secure Debt and Security Agreement between BSRT/M&J Northlake Limited Partnership and General Electric Capital Corporation dated November 12, 1997, Loan Agreement between General Electric Capital Corporation and BSRT/M&J Northlake Limited Partnership dated November 12, 1997 and Promissory Noted dated November 12, 1997.

10.19

Ground Lease Agreement between Cox Communications, Inc. and Crow-Atlanta Retail, LTD. dated October 4, 1982, Amendment to Ground Lease Agreement dated April 27, 1983, Second amendment to Ground Lease Agreement dated December 24, 1983 and Third amendment to Ground Lease Agreement dated October 15, 2002.

21	Subsidiaries of the Registrant

(1)	Previously filed.
(2)	Compensation arrangement.
(3)	Pursuant to Item 601(b)(2) of Regulation S-K, West Coast agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2003	Meredith Enterprises, Inc. (formerly West Coast Realty Investors, Inc.)

	By:	/s/ ALLEN K. MEREDITH
ALLEN K. MEREDITH (Chairman of the Board of Directors, President and Chief Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Allen K. Meredith and Charles P. Wingard, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2003	/s/ ALLEN K. MEREDITH ALLEN K. MEREDITH (Chairman of the Board of Directors, President and Chief Executive Officer)

Date: March 28, 2003	/s/ CHARLES P. WINGARD CHARLES P. WINGARD (Vice President/Treasurer, Principal Financial Officer and Principal Accounting Officer)

Date: March 28, 2003	/s/ E ANDREW ISAKSON E ANDREW ISAKSON (Director)

Date:	PATRICIA F. MEIDELL (Director)

Date: March 28, 2003	/s/ JAMES P. MOORE JAMES P. MOORE (Director)

Date: March 28, 2003	/s/ NEAL E. NAKAGIRI NEAL E. NAKAGIRI (Director)

Date: March 28, 2003	/s/ JOHN H. REDMOND JOHN H. REDMOND (Director)

Date: March 28, 2003	/s/ ERIC P. VON DER PORTEN ERIC P. VON DER PORTEN (Director)

Certification

I, Allen K. Meredith, certify that:

1. I	have reviewed this annual report on Form 10-K Meredith Enterprises, Inc, (formerly West Coast Realty Investors, Inc);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	/s/ ALLEN K. MEREDITH
Date	ALLEN K. MEREDITH Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)

Certification

I, Charles P. Wingard, certify that:

1. I	have reviewed this annual report on Form 10-K Meredith Enterprises, Inc, (formerly West Coast Realty Investors, Inc);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	/s/ CHARLES P. WINGARD
Date	CHARLES P. WINGARD Vice President/Treasurer (principal financial and accounting officer)

MEREDITH ENTERPRISES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION	DECEMBER 31, 2002

Description	Encumbrances	Initial Cost		Cost capitalized subsequent to acquisition	Gross Amount at which carried at end of period		Total Cost	Accumu- lated Deprecia- tion	Date of Construction	Date Acquired	Life (years) on which depreciation is computed
		Land	Building and Improve- ments		Land	Building and Improve- ments
Rental real estate:
Light Industrial Bldg., Cerritos, CA	$1,178,062	$1,004,015	$1,310,554	$117,189	$1,004,015	$1,427,743	$2,431,758	$(122,683)	1980	12/98	39.0
Light Industrial Bldg., Chino, CA	863,316	714,245	1,145,093		714,245	1,145,093	1,859,338	(132,124)	1989	4/98	39.0
Light Industrial Bldg., Folsom, CA	4,897,784	1,105,977	4,904,978		1,105,977	4,904,978	6,010,955	(440,177)	1984	5/99	39.0
Light Industrial Bldg., Irvine, CA	3,775,583	1,570,000	3,337,441		1,570,000	3,337,441	4,907,441	(607,765)	1978	1/97	39.0
Light Industrial Bldg., Ontario, CA	2,828,898	2,636,728	1,978,236		2,636,728	1,978,236	4,614,964	(177,529)	1997	1/99	39.0
Light Industrial Bldg., (Horn Road) Sacramento, CA *	1,695,770	1,068,000	1,073,200	94,321	882,565	981,183	1,863,748	(117,835)	1976	1/98	39.0
Office Building, Tustin, CA	4,613,493	1,089,796	3,772,298		1,089,796	3,772,298	4,862,094	(733,480)	1986	5/95	39.0
Retail Shopping Center, Atlanta, Georgia	16,675,547	—	21,095,332		—	21,095,332	21,095,332	(131,805)	1982	10/02	39.0

Subtotal—Rental real estate	$36,528,453	$9,188,761	$38,617,132	$211,510	$9,003,326	$38,642,304	$47,645,630	$(2,463,398)

MEREDITH ENTERPRISES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)	DECEMBER 31, 2002

Description	Encumbrances	Initial Cost		Cost capitalized subsequent to acquisition	Gross Amount at which carried at end of period		Total Cost	Accumu- lated Deprecia- tion	Date of Construction	Date Acquired	Life (years) on which depreciation is computed
		Land	Building and Improve- ments		Land	Building and Improve- ments
Rental real estate held for sale:
Retail Bldg., Shopping Center, Fresno, CA *	$548,052	$553,648	$861,245		$164,931	$560,014	$724,945	$(184,945)	1993	5/93	39.0
Entertainment Center, Riverside, CA*	1,096,970	768,667	2,886,833	$287,036	768,667	1,607,138	2,375,805	(505,805)	1994	11/94	39.0
Restaurant Facility, Roseville, CA	1,359,897	594,025	1,382,459		594,025	1,382,459	1,976,484	(133,643)	1997	10/97	39.0
Light Industrial Bldg., (Java City 717 W. Del Paso Road) Sacramento, CA	—	489,182	609,397		489,182	609,397	1,098,579	(83,993)	1988	8/96	39.0
Light Industrial Bldg., (Java City 721 W. Del Paso Road) Sacramento, CA	329,503	325,024	404,897		325,024	404,897	729,921	(55,804)	1988	8/96	39.0
Light Industrial Bldg., Vacaville, CA *	1,306,664	330,000	2,405,308		206,644	1,506,184	1,712,828	(209,553)	1996	5/98	39.0
Subtotal – Rental real estate held for sale	4,641,086	3,060,546	8,550,139	287,036	2,548,473	6,070,089	8,618,562	(1,173,743)

Grand Total**	$41,169,539	$12,249,307	$47,167,271	$498,546	$11,551,799	$44,712,393	$56,264,192	$(3,637,141)

*	Amount shown is net of write-downs totaling $3,589,751 on these assets in total. The write-downs were based on recent appraisals and allocated prorata to land and improvements absent other indication of value
**	The federal income tax basis totals approximately $60,544,000 before accumulated depreciation.

MEREDITH ENTERPRISES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

The activity in rental real estate, rental real estate held for sale and related depreciation for the three years ended December 31, 2002 is as follows:

A reconciliation of rental real estate and rental real estate held for sale for the years ending December 31, 2000, 2001 and 2002 follows:

	Rental real estate	Rental real estate held for sale	Total
Balance at December 31, 1999, as restated	$41,810,243	$6,468,260	$48,278,503
2000 Dispositions	(6,376,595)	—	(6,376,595)
2000 Impairment loss	(300,000)	—	(300,000)

Balance at December 31, 2000	35,133,648	6,468,260	41,601,908
2001 Additions	404,224	61,179	465,403
2001 Impairment a loss	(2,628,576)	(1,171,424)	(3,800,000)
Transfer to held for sale	(6,453,319)	6,453,319	—

Balance at December 31, 2001	26,455,977	11,811,334	38,267,311
2002 Additions	21,189,653	—	21,189,653
2002 Dispositions	—	(3,192,772)	(3,192,772)

Balance at December 31, 2002	$47,645,630	$8,618,562	$56,264,192

A reconciliation of accumulated depreciation of rental real estate and rental real estate held for sale for the years ending December 31, 2000, 2001 and 2002 follows:

	Rental real estate	Rental real estate held for sale	Total
Balance at December 31, 1999, as restated	$2,258,202	$241,898	$2,500,100
2000 Depreciation expense	643,975	118,480	762,455
2000 Dispositions	(532,338)	—	(532,338)

Balance at December 31, 2000	2,369,839	360,378	2,730,217
2001 Depreciation expense	564,421	111,514	675,935
Transfer to held for sale	(1,050,477)	1,050,477	—

Balance at December 31, 2001	1,883,783	1,522,369	3,406,152
2002 Depreciation expense	579,615	23,979	603,594
2002 Dispositions	—	(372,605)	(372,605)

Balance at December 31, 2002	$2,463,398	$1,173,743	$3,637,141