Form 10-Q
period 2003-03-31
MEREDITH ENTERPRISES INC
filed 2003-05-14
CIK 858346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 000-24594

MEREDITH ENTERPRISES, INC.

(formerly West Coast Realty Investors, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	95-4246740
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

3000 SAND HILL ROAD, BUILDING 2, SUITE 120 MENLO PARK, CALIFORNIA	94025
(Address of principal executive offices)	(Zip Code)

(650) 233-7140

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2003, 975,298 shares of the Registrant’s Common Stock were outstanding.

MEREDITH ENTERPRISES, INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

As used in this Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” and “our” refer to Meredith Enterprises, Inc., a Delaware corporation.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

MEREDITH ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Rental real estate, less accumulated depreciation (Notes 1 and 3)	$45,260,433	$45,182,232
Rental real estate held for sale, net (Note 1)	7,444,819	7,444,819
Land held for development (Note 1)	2,238,359	—
Cash and cash equivalents	700,326	3,923,923
Deferred rent	353,743	346,980
Accounts receivable	69,665	202,445
Loan origination fees, net of accumulated amortization of $64,084 and $45,929 at March 31, 2003 and December 31, 2002, respectively	684,864	703,019
Other assets	933,773	644,892
Other assets—rental real estate held for sale	229,530	589,815

Total assets	$57,915,512	$59,038,125

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued liabilities	$740,803	$910,959
Due to related party (Note 4)	30,077	30,077
Security deposits and prepaid rent	211,003	356,463
Dividend payable	292,589	—
Other liabilities—rental real estate held for sale	52,740	61,073
Notes payable secured by rental real estate (Note 5)	36,409,953	36,528,453
Notes payable secured by rental real estate held for sale (Note 5)	4,289,261	4,641,086

Total liabilities	42,026,426	42,528,111

Commitments and contingencies (Note 9)	—	—
Stockholders’ equity
Common stock $.01 par value; 15,000,000 shares authorized; 975,298 shares issued and outstanding as of March 31, 2003 and December 31, 2002	9,753	9,753
Additional paid-in capital	27,157,247	27,157,247
Dividends in excess of retained earnings	(11,277,914)	(10,656,986)

Total stockholders’ equity	15,889,086	16,510,014

Total liabilities and stockholders’ equity	$57,915,512	$59,038,125

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three months ended	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)
Revenues
Rental (Notes 1 and 3)	$1,866,880	$795,209
Interest	8,114	4,314

	1,874,994	799,523

Cost and expenses
Interest	687,953	215,266
General and administrative	431,129	205,455
Depreciation	246,404	111,796
Ground rent (Note 9)	233,893	—
Operating	244,546	30,206
Property tax	121,738	22,447

	1,965,663	585,170

Net (loss) income from operations	(90,669)	214,353
Discontinued operations (Note 2)	54,919	67,218

Net (loss) income	$(35,750)	$281,571

Net (loss) income per share—basic (Note 6):
Net (loss) income from operations	$(0.09)	$0.22
Discontinued operations	$0.05	$0.07

Net (loss) income per share—basic	$(0.04)	$0.29

Net (loss) income per share—assuming dilution (Note 6):
Net (loss) income from operations	$(0.09)	$0.22
Discontinued operations	$0.05	$0.07

Net (loss) income per share—assuming dilution	$(0.04)	$0.29

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

Three months ended March 31,	2003	2002
Cash flows from operating activities
Net (loss) income	$(35,750)	$281,571
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	246,404	120,362
Interest expense due to amortization of loan origination fees	18,155	8,278
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Deferred rent	(6,763)	166,852
Accounts receivable	132,780	(8,974)
Other assets	(288,881)	18,369
Other assets—rental real estate held for sale	360,285	(154,112)
Accounts payable and accrued liabilities	(170,156)	(22,732)
Due to related party	—	(5,977)
Security deposits and prepaid rent	(145,460)	(18,796)
Other liabilities—rental real estate held for sale	(8,333)	7,507

Net cash provided by operating activities	102,281	392,348

Cash flows from investing activities
Capital expenditures on rental real estate	(324,605)	—
Purchase of land held for development	(2,238,359)	—

Net cash (used in) investing activities	(2,562,964)	—

Cash flows from financing activities
Dividends paid	(292,589)	—
Payments on notes payable secured by rental real estate	(118,500)	(96,041)
Payments on notes payable secured by rental real estate held for sale	(351,825)	(32,662)
(Increase) decrease in loan origination fees	—	(24,943)

Net cash (used in) financing activities	(762,914)	(153,646)

Net (decrease) in cash and cash equivalents	(3,223,597)	238,702
Cash and cash equivalents, beginning of year	3,923,923	1,123,827

Cash and cash equivalents, end of period	$700,326	$1,362,529

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Dividends in Excess of Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2001	975,989	$9,760	$27,167,292	$(10,836,902)	$16,340,150
Net income for the period				281,571	281,571
Dividends declared ($.30 per share) (Note 6)				(292,797)	(292,797)

Balance, March 31, 2002	975,989	$9,760	$27,167,292	$(10,848,128)	$16,328,924

Balance, December 31, 2002	975,298	$9,753	$27,157,247	$(10,656,986)	$16,510,014
Net (loss) for the period				(35,750)	(35,750)
Dividends declared ($.60 per share) (Note 6)				(585,178)	(585,178)

Balance, March 31, 2003	975,298	$9,753	$27,157,247	$(11,277,914)	$15,889,086

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

As of March 31, 2003, all of our properties were located in California and Georgia, and we did not own any residential properties. Many of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance, either by directly paying such costs or reimbursing us for those costs through additional rental payments.

Rental Real Estate, Rental Real Estate Held for Sale and Depreciation

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over their estimated useful lives of 31.5 to 39 years for financial reporting purposes.

In the event that facts and circumstances indicate that the carrying value of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to fair value is required.

Real estate classified as “held for sale” is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

In the normal course of business, we may receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of March 31, 2003, we classified six properties as “held for sale”, as they were listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. There can be no assurance that the properties held for sale will be sold in the near term, at prices we consider acceptable, or at all.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Rental Income, Operating Expense and Capitalized Costs

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. There were no percentage rents in the three month periods ended March 31, 2003 and 2002. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Acquisition Costs

We expense internal acquisition costs, including any acquisition costs paid to the Advisor, in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.” There were no such costs in the three month periods ended March 31, 2003 and 2002.

Loan Origination Fees

Loan origination fees are capitalized and amortized over the life of the loan and are included in interest expense.

Cash and Cash Equivalents

We consider cash in the bank, liquid money market funds and all highly liquid certificates of deposit, with original maturities of three months of less, to be cash and cash equivalents. We place funds in what we believe are creditworthy, high-quality financial institutions. Cash and cash equivalent balances are held with various financial institutions and at times exceed the Federal Deposit Insurance Corporation limit of $100,000.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

distributions to owners. We do not have any components of comprehensive income in the three month periods ended March 31, 2003 and 2002, other than net income.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation of the current year’s financial statements.

Descriptive Information About Reportable Segments

Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”) requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate and rental real estate held for sale, which comprised 95% and 89% of our total assets at March 31, 2003 and December 31, 2002, respectively and over 99% of our total revenues (including discontinued operations) for both of the quarters ended March 31, 2003 and 2002. All the rental real estate we own is located in California and Georgia. We do not use reporting by geographic region.

Our business focus is the ownership and operation of suburban office, retail shopping center and light industrial properties. We evaluate performance and allocate resources primarily based on the opportunity for growth of net operating income (“NOI”). Like the real estate industry in general, we define NOI as the excess of all revenue generated by the property (primarily rental revenue) less direct operating expenses (primarily, but not limited to, property taxes, insurance, property management and maintenance expense, to the extent not paid by the tenant). NOI excludes depreciation, capitalized expenditures and interest expense. In addition to NOI growth prospects, we evaluate properties for planned capital expenditures and various risks such as non-payment of rent by tenant, term of the lease and other factors. All other segment measurements are presently disclosed in the accompanying consolidated balance sheets and Notes to Consolidated Financial Statements.

All revenues are from external customers, and there are no revenues from transactions with other segments. See Note 1 for tenants that contributed 10% or more of our total revenues for the three month periods ended March 31, 2003 and 2002. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. There is no provision for federal or state income taxes as we are organized as a REIT and as such, we owe no tax; see Note 7.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”) which supersedes SFAS No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, SFAS 144 retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. SFAS No. 144 requires us to include operating results of properties we

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

consider held for sale, as well as those sold, in discontinued operations in our consolidated statements of earnings prospectively from the date of adoption, which was January 1, 2002.

New Accounting Pronouncements

Stock-based compensation

Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. We have elected not to change to the fair value based method of accounting for stock-based compensation and the adoption of SFAS 148 did not have a material impact on our consolidated balance sheet or results of operations.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—RENTAL REAL ESTATE

Our major categories of rental real estate are:

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
Land	$9,003,326	$9,003,326
Buildings and improvements	38,966,909	38,642,304

	47,970,235	47,645,630
Less accumulated depreciation	(2,709,802)	(2,463,398)

Net rental real estate	$45,260,433	$45,182,232

In addition, we own land we are holding for future development, valued at its cost at March 31, 2003 of $2,238,359.

Our major categories of rental real estate held for sale are:

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
Land	$2,548,473	$2,548,473
Buildings and improvements	6,070,089	6,070,089

	8,618,562	8,618,562
Less accumulated depreciation	(1,173,743)	(1,173,743)

Net rental real estate held for sale	$7,444,819	$7,444,819

Once we classify a property as held for sale, we stop charging depreciation expense. Included in the above table are six properties, all in California, as of both March 31, 2003 and December 31, 2002: Fresno, Sacramento- both Java City properties, Roseville, Riverside and Vacaville.

We earned a portion of our rental revenue from tenants whose individual rents represented more than 10% of our total rental revenue including discontinued operations. In the three months ended March 31, 2003, one tenant represented 11% of our total rental revenue including discontinued operations and one other tenant accounted for 8%. The Northlake Festival Shopping Center accounted for approximately 50% of our total rental revenue including discontinued operations. In the three months ended March 31, 2002, three other tenants accounted for 19%, 14% and 12%, respectively, of our total rental revenue including discontinued operations.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—DISCONTINUED OPERATIONS

As of December 31, 2001, we had designated four properties as held for sale: Fresno, CA, Huntington Beach, CA, Roseville, CA and Riverside, CA. In accordance with SFAS 144, the results of these properties are not included in the line item discontinued operations until we adopted SFAS 144 as of January 1, 2002. In 2002, we designated three additional properties as held for sale: Sacramento, CA (717 W. Del Paso Road), Sacramento, CA (721 W. Del Paso Road) and Vacaville, CA and sold another property, Corona, CA. In accordance with SFAS 144, we have restated the prior results of the properties designated as held for sale and the property we sold as discontinued operations for all periods presented. The results of properties included in discontinued operations for the three months ended March 31, 2003 and 2002 are as follows:

Three months ended March 31,	2003	2002
Revenues
Rental	$201,726	$306,008
Interest	—	—

	201,726	306,008

Cost and expenses
Interest	94,405	126,332
General and administrative	—	1,749
Depreciation	—	8,566
Operating	41,136	91,484
Property tax	11,266	10,659

	146,807	238,790

Net income from discontinued operations	$54,919	$67,218

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for properties sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of income as “discontinued operations” for all periods presented. In addition, we have determined to separately reflect the assets and liabilities of properties held for sale or sold in the current period as “Rental real estate held for sale,” “Other assets—rental real estate held for sale,” “Notes payable secured by rental real estate held for sale” and “Other liabilities—rental real estate held for sale” in the balance sheets for all periods presented.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—FUTURE MINIMUM RENTAL INCOME

As of March 31, 2003, future minimum rental income under the existing leases for rental real estate and rental real estate held for sale that have remaining noncancelable terms in excess of one year are as follows:

Years ending March 31,	Amount
2004	$6,693,182
2005	5,978,320
2006	4,861,492
2007	3,823,942
2008	3,044,447
Thereafter	12,001,005

Total	$36,402,388

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

Also in conjunction with the purchase of the Northlake Festival Shopping Center, we paid a real estate brokerage commission of $100,000 to Isakson-Barnhart Properties, Inc. and we have retained Isakson-Barnhart Properties, Inc. as the property manager of that shopping center. Isakson-Barnhart Properties, Inc. manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties, Inc. manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties, Inc. equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties, Inc. a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties, Inc. supervises the project. Under this agreement, we paid a total of $30,334 to Isakson-Barnhart Properties, Inc. in the year ended December 31, 2002. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to the Northlake Festival Shopping Center.

Until March 31, 2002, we had two agreements with the Advisor to provide advice on investments and to administer our day-to-day operations including property management—the Amended and Restated

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advisory Agreement dated July 1, 2001 and the Amended and Restated Property Management Agreement dated July 1, 1998. Both agreements were terminated effective March 31, 2002, and since April 1, 2002, we have been fully self-administered and self-managed.

At March 31, 2003, the Advisor and its affiliates owned 7,584 of our shares, less than 1% of our outstanding shares. Two of our directors are also officers or directors of the Advisor or its affiliates. Associated Securities Corporation is an affiliate of the Advisor.

In addition, we had related party accounts payable as follows:

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
Associated Securities Corporation, Inc.	$30,077	$30,077

	$30,077	$30,077

NOTE 5—NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2003	December 31, 2002
Notes payable secured by rental real estate:

7.50% promissory note secured by a deed of trust on the Cerritos, CA property, monthly principal and interest payments are $9,238, due April 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less than the existing rate)	$1,172,401	$1,178,062
7.50% promissory note secured by a Deed of Trust on the Chino, CA property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	858,969	863,316
6.97% promissory note secured by our Folsom, CA property, monthly principal and interest payments of $32,567 due September 1, 2009 with a balloon payment of $4,479,793	4,885,305	4,897,784

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable, continued	March 31, 2003	December 31, 2002
6.97% promissory note secured by our Irvine, CA property, monthly principal and interest payments of $25,105 due September 1, 2009 with a balloon payment of $3,453,364	3,765,963	3,775,583
7.50% promissory note secured by a deed of trust on the Ontario, CA property, monthly principal and interest payments are $22,390, due March 1, 2004	2,814,693	2,828,898
6.97% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276 due September 1, 2009 with a balloon payment of $1,551,049	1,691,450	1,695,770
6.97% promissory note secured by our Tustin, CA property, monthly principal and interest payments of $30,677 due September 1, 2009 with a balloon payment of $4,219,765	4,601,738	4,613,493
7.64% promissory note secured by our Atlanta, GA property (Northlake Festival Shopping Center), monthly principal and interest payments of $124,753 fully amortizing with the final payment due December 1, 2027	16,619,434	16,675,547

Subtotal—notes payable secured by rental real estate	36,409,953	36,528,453

Notes payable secured by rental real estate held for sale:

8.25% promissory note secured by a Deed of Trust on the Fresno, CA property, monthly principal and interest payments are $5,244 due August 1, 2003	543,316	548,052
8.25% promissory note secured by a Deed of Trust on the Riverside, CA property, monthly principal and interest payments are $9,116, due November 8, 2004	1,092,218	1,096,970
8.33% promissory note secured by a Deed of Trust on the Roseville, CA property, monthly principal and interest payments are $11,510 due July 1, 2008	1,353,643	1,359,897
8.00% promissory note secured by a Deed of Trust on the Sacramento, CA property (Java City 721 West Del Paso Road), monthly principal and interest payments are $3,126, due June 1, 2018. This loan was paid off in February 2003	—	329,503

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable, continued	March 31, 2003	December 31, 2002

7.50% promissory note secured by a Deed of Trust on the Vacaville, CA property, monthly principal and interest payments are $10,346, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	1,300,084	1,306,664

Subtotal—notes payable secured by rental real estate held for sale	4,289,261	4,641,086

Total notes payable	$40,699,214	$41,169,539

The aggregate fair value of the notes was approximately $43,005,267 at December 31, 2002, based on current lending rates, which are the approximate industry lending rates on these types of properties and these locations.

The aggregate annual future maturities at March 31, 2003 of notes payable secured by rental real estate and notes payable secured by rental real estate held for sale are as follows:

Years ending March 31,	Amount
2004	$3,846,393
2005	1,600,110
2006	566,897
2007	610,559
2008	657,593
Thereafter	33,417,662

Total	$40,699,214

NOTE 6—NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared by the board of directors and based on a variety of factors, including the previous quarter’s net (loss) or income from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board of directors deems appropriate.

On November 15, 2002, we filed our restated certificate of incorporation with the Secretary of State of Delaware, which, among other items, provided for a 1:3 reverse stock split. All share and per share amounts have been adjusted to give effect to this split.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2002 Stock Incentive Plan provides for the issuance of incentive stock options, non-qualified Stock options, restricted shares and other grants. The maximum number of shares that may be issued under the plan is 150,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest either immediately or over two years. Stockholders adopted the 2002 Stock Incentive Plan in September 2002. Changes in options outstanding during the period ended March 31, 2003 were as follows:

Period ending March 31, 2003

	Shares under option	Weighted average exercise price
Balance at the beginning of the period	—	—
Granted	91,669	$10.25
Exercised	—	—
Cancelled	—	—

Balance at end of period	91,669	$10.25

Exercisable	67,085	$10.25

Shares available for future grants	58,331

Estimated fair value of options granted during the period	$29,059

At March 31, 2003, the exercise price of shares under option was $10.25. The exercise price of all options granted in the period ended March 31, 2003 was equal to the market price on the date of grant. The options expire in 2013 and the weighted average remaining contractual life of these options is 10 years.

Pro forma information regarding net income and earnings per share required by SFAS 148 was determined as if we had accounted for the employee and non-employee director stock options granted in the period ended March 31, 2003 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the period ended March 31, 2003:

Risk-free interest rate	3.90%
Dividend yield	10.80%
Volatility	22%
Weighted average option life	10 years

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Black-Scholes option-pricing model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the above stock option plans have characteristics significantly different from those of traded options, and because, in management’s opinion, changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plans.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information, as if we had adopted SFAS 123 as discussed above, follows:

Three months ended March 31, 2003
Net (loss), as reported	(35,750)
Less—total stock-based compensation expense determined under the fair value based method	(29,059)

Pro forma net loss	(64,809)

Loss per share:
Basic—as reported	$(0.04)

Basic—proforma	$(0.07)

Diluted—as reported	$(0.04)

Diluted—proforma	$(0.07)

The following table sets forth the computation of basic and diluted earnings per share with respect to net income:

Three months ended	March 31, 2003	March 31, 2002
Numerator:
Net (loss) income from operations	$(90,669)	$214,353
Net income from discontinued operations	54,919	67,218

Net (loss) income	$(35,750)	$281,571

Denominator:
Denominator for basic earnings per share—weighted average shares	975,298	975,989
Effect of dilutive securities—stock options	8,237	—

Denominator for diluted earnings per share adjusted for weighted average shares	983,585	975,989

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Three months ended March 31,	2003	2002
Cash paid during the period for interest	$741,275	$331,857

Dividends declared	$585,178	—

NOTE 9—COMMITMENTS AND CONTINGENCIES

We purchased the Northlake Festival Shopping Center in October 2002, and assumed the existing ground lease. The ground lease expires in October 2057 and any improvements on the property revert back to the ground lessor. The ground lease provides for fixed rent and additional rent calculated on 7% of the gross rents received from tenants. The fixed rent may escalate based on appraisals, with the following limitations:

January 2003 – October 2007	Fixed at $600,000 per year
November 2007 – October 2032	Subject to appraisal, but not less than $600,000 per year, nor more than $1,200,000 per year
November 2032 – October 2057	Subject to appraisal, but not less than the amount payable in the prior period, nor more than twice amount payable for the period November 2007 to October 2032

We have entered into employment agreements with our President and Chief Executive Officer and our Chief Financial Officer under which we would be obligated to make severance payments to them, upon either person’s termination or resignation for certain reasons, of one year’s salary plus bonus, if any.

We are a defendant in a lawsuit entitled John Lonberg & Ruthee Goldkorn v. Sanborn Theaters, Inc., a California Corporation Doing Business as Marketplace Cinema and So-Cal Cinema, Inc., a California

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporation; and Salts-Troutman-Kaneshiro, Inc., West Coast Realty Investors, Inc., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema, our property located in Riverside, CA. We own the theater and have leased it to Sanborn Theaters, Inc., who operates it. Plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. Plaintiffs demand statutory damages, damages for emotional distress, a “lodestar” multiplier, attorneys’ fees and punitive damages. Although Plaintiffs have not quantified their damages, we expect that Plaintiffs’ claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe we have complied with all applicable provisions of law and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

On July 31, 2002, James E. Prock filed an action against us and our President and Chief Executive Officer, Mr. Allen Meredith, in Los Angeles County Superior Court. Mr. Prock was an employee of the Advisor and not an employee of West Coast Realty Investors, Inc. He provided services as our Chief Operating Officer from 1992 to August 2001 and as Acting Chief Operating Officer from August 2001 to March 2002. The lawsuit alleges that during the fall of 2001 and winter of 2002, we purportedly made promises to Mr. Prock that we would hire him as a full time managerial employee after we became a self-managed REIT. The lawsuit seeks damages for unspecified purported lost compensation and punitive damages, and the discovery process has commenced. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe the suit is without merit and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

•	the commercial real estate market;

•	our future revenues;

•	our future revenue mix, net operating income and operating results;

•	our future cash requirements;

•	competition, our competitors and our ability to compete;

•	our financial and managerial controls, reporting systems and procedures, and other systems and processes;

•	property values;

•	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease;

•	vacancies;

•	interest rates;

•	our operating costs;

•	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;

•	our ability to meet our debt obligations;

•	the proposed sales of certain properties;

•	our ability to obtain outside financing;

•	identifying, acquiring and successfully integrating new properties, including the shopping center in Atlanta we purchased in October 2002;

•	the type and locations of real estate investments we may make;

•	our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;

•	our ability to successfully construct the planned shopping center on 2.5 acres in Garden Grove, California;

•	environmental risks;

•	natural disasters and other threats to our properties; and

•	the economies of the geographic areas where our properties are located.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the portion of this Item 2 entitled “Risk Factors.” We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

OVERVIEW

Meredith Enterprises, Inc. (formerly West Coast Realty Investors, Inc.) is a real estate company engaged in acquiring, owning and managing, suburban office, retail shopping center and light industrial properties. We have elected to be taxed as a real estate investment trust, or “REIT,” for federal income tax purposes, which requires, among a number of other organizational and operational requirements, that we distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. From inception to March 31, 2002, West Coast Realty Advisors, Inc. advised us and West Coast Realty Management, Inc. managed our properties. Each of these companies is a wholly owned subsidiary of Associated Financial Group, Inc., and we sometimes refer to them together as the “Advisor.” Since March 31, 2002, we have been self-managed and self-administered.

At March 31, 2003, we had a real estate portfolio of 14 properties, including:

•	five light industrial properties totaling 238,130 square feet,

•	one shopping center of 321,621 square feet,

•	two suburban office properties representing 89,926 square feet and

•	six properties held for sale totaling 124,848 square feet.

All of our properties are located in California and Georgia. Until 2002, our business focus was the ownership and operation of suburban office properties and light industrial buildings. We have broadened our focus to include large shopping centers and properties outside of California. We acquired an Atlanta, Georgia shopping center in October 2002 and may pursue other real estate opportunities in Georgia and in other states. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance.

SIGNIFICANT RECENT EVENTS

•	On March 3, 2003, we granted a total of 91,669 options to purchase our common stock to three employees and four directors at $10.25 per share, the fair market value at the date of grant. At March 31, 2003, 67,085 options were vested. To date, no options have been exercised.

•	On March 24, 2003, we changed our name from West Coast Realty Investors, Inc. to Meredith Enterprises, Inc.

•	On March 26, 2003, we acquired a 2.5 acre parcel of undeveloped land in Garden Grove, CA for $2,200,000. We intend to construct a multi-tenant shopping center comprising approximately 30,000 square feet. We are also under contract to purchase a 4,880 square foot office building on a .5 acre parcel on a corner surrounded by the above property for $1,500,000.

•	The tenant in our Chino, CA property vacated upon the end of the lease in early April and owes rent for the first quarter of 2003.

•	The tenant in our Ontario property is a subsidiary of Adelphia Communications, which has declared bankruptcy. The rent has been paid through May 31, 2003.

•	Wherehouse Entertainment, Inc. a tenant in our Fresno property has declared bankruptcy in January 2003. The rent has been paid through May 31, 2003.

In the future, we believe our financial results will also be affected by the following:

•	Our ability to retain our existing lease arrangements with tenants in bankruptcy.

•	Our ability to either sell or re-lease our vacant Vacaville and Chino properties.

•	The August 2002 refinancing of four loans.

•	The October 15, 2002 acquisition of the Northlake Festival Shopping Center, a 321,000 square foot shopping center.

As a result of the August 2002 refinancing and the purchase of Northlake Festival, as of March 31, 2003, we had total assets of $57,915,512, total secured indebtedness of $40,699,214, total liabilities of $42,026,426 and a debt-to-total assets ratio of 73%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property. In addition, our aggregate monthly debt service has increased from approximately $150,000 to $300,000 or 100%, from June 2002 to November 2002, which reflects the August 2002 refinancing, the sale of our Huntington Beach, CA and Corona, CA properties and the assumption of debt with the purchase of the Northlake Festival. We plan to use revenues in excess of operating costs from the Northlake Festival property to pay the increased debt service.

RESULTS OF OPERATIONS

Quarter ended March 31, 2003 compared to the quarter ended March 31, 2002

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

Operations for the three months ended March 31, 2003 and 2002 represented full quarters of rental operations for all of our properties we classify as continuing operations, except for the Northlake Festival Shopping Center in Atlanta, which we acquired in October 2002. The eight properties designated as held for sale during 2002 are included in the line items under “discontinued operations” with revenues netted against expenses.

Rental revenue increased by $1,071,671 (135%) for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, primarily due to the addition of revenues from of Northlake Festival property and offset in part by the loss of revenues from the Chino, CA property, where we recorded no revenue in the quarter ended March 31, 2003.

Interest income increased by $3,800 (88%) for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, due to higher average balances maintained in interest earning assets.

Interest expense increased by $472,687 (220%) for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, due to:

•	the August 2002 refinancing of four notes payable to balances approximately $6,500,000 higher than in 2002,

•	the addition of the note payable of approximately $16,619,000 secured by Northlake Festival and,

•	to a lesser extent, the replacement in the August 2002 refinancing of variable rate debt secured by our Folsom and Irvine properties by fixed rate debt bearing interest at significantly higher rates.

General and administrative costs increased by $225,674 (110%) for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, principally due to higher legal expenses (including amounts related to our defense of the claim by James Prock), costs related to relocating our corporate headquarters and hiring one employee and engaging a consultant to perform functions previously performed by the Advisor.

Depreciation expense increased by $134,608 (120%) for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, due to the addition of Northlake Festival property in October 2002.

Ground rent was $ 233,893 in 2003, due to the ground lease for Northlake Festival; there was no ground lease expense in 2002.

Operating expenses increased by $214,340 (710%) for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, due the addition of Northlake Festival property in October 2002.

Property tax expense increased by $99,291 (442%) for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, primarily due to the addition of Northlake Festival.

Net income from discontinued operations decreased by $12,299 (18%) for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, primarily due to full periods of income for the Huntington Beach, CA and Corona, CA properties in 2002 and no income in the quarter ending March 31, 2003 as the properties were sold in 2002.

Net (loss) for the three months ended March 31, 2003 was ($35,750), compared to net income of $281,571 in the three months ended March 31, 2002. This decrease in net income was primarily due to the higher revenue and expenses in the Northlake Festival property not fully offsetting the higher interest and general and administrative expenses, and, to a lesser extent, the lack of revenue from the Chino, CA property in 2003.

The weighted average number of shares outstanding (after adjusting for the November 15, 2002 1:3 reverse stock split) was 983,535 and 975,989 for three months ended March 31, 2003 and 2002, respectively. Net (loss ) per share assuming dilution decreased to ($0.04) in the three months ended March 31, 2003 from net income per share of $0.29 in three months ended March 31, 2002, primarily as a result of the higher revenue and expenses in the Northlake Festival property not fully offsetting the higher interest and general and administrative expenses, and, to a lesser extent, the lack of revenue from the Chino, CA property in 2003.

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

The following table presents our contractual cash obligations as of March 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less Than One year	One to Three Years	Three to Five Years	Over Five Years
Notes payable secured by rental real estate and real estate held for sale	$40,699,214	$3,846,393	$2,167,007	$1,268,152	$33,417,662
Minimum payments due under the ground lease at the Northlake Festival property	$32,700,000	$600,000	$1,200,000	$1,200,000	$29,700,000

Total Contractual Cash Obligations	$73,399,214	$4,446,393	$3,367,007	$2,468,152	$63,117,662

At March 31, 2003, our total investments in rental real estate and rental real estate held for sale totaled $54,943,611 for the 14 properties we own. Depending upon the availability and cost of external capital, we anticipate making additional investments in suburban office, retail shopping center and light industrial properties, although we may make other types of investments. We intend to fund new investments from existing cash balances (subject to maintaining reasonable cash reserves), the proceeds of refinancing of selected existing mortgage debt to higher balances and the proceeds from asset sales. We may consider other sources of possible funding, including joint ventures or a construction loan to finance the construction of a shopping center on the 2.5 acres of land we own in Garden Grove, CA. To increase our financial flexibility, we may seek to obtain a revolving line of credit, although there can be no assurance we will be successful.

We believe our liquidity and various sources of capital are sufficient to fund operations including capital expenditures and leasing commissions, meet debt service and dividend requirements under the Internal Revenue Code for REIT status and finance future investments. We believe our properties are in good condition without significant deferred maintenance obligations and many are leased under “triple-net” leases, which reduce our risk pertaining to excessive maintenance and operating costs. However, we anticipate we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2003, such as scheduled debt repayments (including balloon payments on our debt), the construction of a shopping center on the 2.5 acres of land we own in Garden Grove, CA and property acquisitions.

On September 24, 2002, our stockholders voted to amend and restate our certificate of incorporation and bylaws to, among other items, eliminate the limit on our leverage. Unlike our previous certificate of incorporation and bylaws, these new organizational documents do not limit the amount of debt that we may incur. We have adopted a policy that we shall not incur any additional liabilities if, after giving effect to the additional liabilities, total liabilities would exceed 65% of what the board of directors believes is the fair market value of our portfolio. If we decide to change this policy to increase the percentage of debt we incur above 65% of our overall portfolio fair market value, we will implement the change only after we seek and obtain the approval of the holders of a majority in voting power of our outstanding shares.

CASH FLOWS IN 2003

Our cash resources decreased $3,223,597 during the three months ended March 31, 2003. During 2003, cash provided by operating activities was $102,281 primarily from net loss adjusted for non-cash items such as depreciation and amortization. Investing activities in 2003 resulted in a $2,562,964 use of cash resources primarily for purchase of the Garden Grove property. Financing activities used $762,914 for dividends and principal payments on notes payable secured by rental real estate and notes payable secured by rental real estate held for sale, including the pay off of one note secured by the Sacramento, CA (Java City 721 West Del Paso Road).

CASH FLOWS IN 2002

Our cash resources increased $238,702 during the three months ended March 31, 2002. During 2002, cash provided by operating activities was $392,348 primarily from net income adjusted for non-cash items such as depreciation and amortization. For the three months ended March 31, 2002, financing activities used $153,646 due largely to principal payments on notes payable.

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

We evaluate the recoverability of our investment in real estate quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Our assessment of recoverability of our real estate assets includes, but is not limited to recent operating results, expected cash flows and our plans for future operations.

Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. We stop recording depreciation on a property once it is classified as “held for sale.”

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any properties which have been sold since the adoption of SFAS No. 144, or otherwise qualify as held for sale as of March 31, 2003, be presented as discontinued operations in our consolidated financial statements in both current and prior periods presented. The real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

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

NEW ACCOUNTING PRONOUNCEMENTS

Information on new accounting pronouncements is contained in “Summary of Accounting Policies” under Item 1 in this Report on Form 10-Q.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Our tenants may not renew their leases.

We cannot predict whether current tenants will renew their leases upon the expiration of their terms or whether current tenants will attempt to terminate their leases before they expire. Because the tenants in our Irvine, CA and Tustin, CA properties are not fully using the properties for their operations, and they may be less likely to re-lease the properties when the leases expire or may re-lease a smaller space. Further, the leases for our two Sacramento, CA (Java City), properties expire in July of 2003. If we are unable to promptly re-lease or renew the leases for significant vacant properties, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to make expected distributions to stockholders and to pay amounts due on our debt may be adversely affected.

We may be unable to lease vacant space in our properties.

To lease vacant space, we may need to pay substantial leasing commissions and renovation costs. We may acquire properties that are not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property from a vacancy or other reason. In addition, because many of our leases are “triple-net” leases that make the tenant responsible for property taxes, insurance and maintenance, we, and not the tenant would bear such costs, once the tenant no longer leases the property for any reason. We could sustain a loss as a result of foreclosure on the property if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. As a result, our ability to make distributions to our stockholders could be adversely affected.

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

We depend on single tenants in many of our properties, and some of them represent a significant percentage of our revenues.

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. In the three months ended March 31, 2003, two tenants accounted for 11% and 8%, respectively, of our total rental revenue, including discontinued operations. The tenant may attempt to terminate the lease before its scheduled term, or we may be unable to renew the lease with the tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income and reduced funds from operations. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

The Northlake Festival Property represents a significant percentage of our revenues.

The Northlake Festival Shopping Center property accounted for approximately 50% of our total rental revenue, including discontinued operations. If economic conditions in the area of Northlake Festival become depressed and the performance of that center is adversely affected, our overall financial condition and results of operations will be adversely affected as well.

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

Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for acquisition, complete acquisitions on favorable terms, successfully integrate acquired properties and obtain financing to support expansion. We can give no assurances that we will be successful in implementing our growth strategy, that growth will indeed occur at all or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse affect on us and our ability to make distributions to stockholders and to pay amounts due on our debt. We intend to acquire properties that meet our investment criteria. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. `

We may suffer uninsured and underinsured losses, and our insurance coverage may be limited.

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

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of March 31, 2003, we had total assets of $57,915,512, total secured indebtedness of $40,699,214, total liabilities of $42,026,426 and a debt-to-total assets ratio of 73%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

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

We have incurred and may in the future again incur debt that bears interest at a variable rate. If we are successful in obtaining a construction loan for the development of a shopping center on the 2.5 acres of land we own in Garden Grove, CA, the loan may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to expect a higher yield on their shares from distributions by us, which could adversely affect the market price of our common stock.

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

Risks Due to Becoming Self-administered and Self-managed

Until March 31, 2002, the Advisor had managed our properties, administrated our business affairs and sold, purchased and refinanced properties, under the direction of the board of directors. Effective March 31, 2002 and subsequently, we have become self-administered and self-managed.

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

Our success is, in part, dependent on the support, services and contributions of Mr. Allen K. Meredith our President and Chief Executive Officer and Mr. Charles P. Wingard, our Secretary and Chief Financial Officer. The loss of the services of the existing management team through death, disability or otherwise could seriously harm our prospects. In August 2001, we entered into an agreement (as amended in March 2002) with Mr. Meredith to serve as our President and Chief Executive Officer. In April 2003, we entered into an agreement with Mr. Wingard to serve as our Secretary and Chief Financial Officer. If Mr. Meredith or Mr. Wingard ceases to perform management services for us, or we consider their performance unsatisfactory, we will be required to secure management services from other personnel. There can be no assurance in such instance that we would be able to obtain qualified management or advisory services or that such services could be obtained on favorable terms. In addition, our agreement in conjunction with the Advisor provided for limitations of the costs in connection with our management. Under self-management, there are no such limitations. As a result, the costs of being a self-advised and self-administered REIT could significantly exceed the fees paid to the Advisor or payable to a successor advisor.

Becoming a self-advised and self-administered REIT has increased the influence of our current management over our affairs

Pursuant to Mr. Meredith’s employment agreement, on March 3, 2003 we granted Mr. Meredith options to purchase 66,667 split adjusted shares of our common stock at a strike price equal to fair market value of our stock at the grant date. These options vest over a period of two years, calculated as if the options had been granted upon Mr. Meredith’s employment on August 22, 2001, thus 50,000 options are currently vested. Once the options are fully vested, and including shares Mr. Meredith owns as of May 12, 2003, Mr. Meredith will beneficially own approximately 9.4% of our issued and outstanding common stock, assuming exercise of these options. Mr. Meredith’s employment agreement provides for severance benefits to Mr. Meredith following a change of control, which would include certain changes in the composition of the board. If enough current board members resign for any reason, we may be obligated to pay these benefits to Mr. Meredith. Mr. Meredith may purchase additional shares. Under our restated certificate of incorporation, Mr. Meredith is permitted to own up to 29% of our outstanding shares, and accordingly, no other stockholder may own over 5% of our outstanding shares. By assuming the services previously performed by the Advisor, and particularly if Mr. Meredith acquires a significant ownership interest in us, Mr. Meredith and our management will be in a position to exercise greater control or significant influence over our affairs.

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

We have entered into change of control agreements with Mr. Meredith and Mr. Wingard providing for the payment of money to them upon the occurrence of a change of control, as defined in these agreements. If, within one year following a change of control, either Mr. Meredith or Mr. Wingard resigns or is terminated, we will make a severance payment equal to a portion of the executive’s base salary, his average bonus over last three years and medical and other benefits. Based upon his current salary and benefit levels, this provision would result in payments totaling at least $200,000 and $125,000 to Mr. Meredith and Mr. Wingard, respectively. The agreements with Mr. Meredith and Mr. Wingard may deter changes of control because of the increased cost for a third party to acquire control of us, thus limiting the opportunity for stockholders to receive a premium for our common stock over then-prevailing market prices.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003 and December 31, 2002, all of our debt instruments have fixed rates, and we do not have exposure to market risk for changes in interest rates. Therefore, subsequent changes in market interest rates do not affect the rate of our debt. We have in the past and may in the future, however, enter into debt instruments that bear interest at a variable rate. We generally enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We periodically evaluate the level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We did not have any derivative financial instruments on March 31, 2003 or December 31, 2002.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets and liabilities other than notes payable) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of notes payable is estimated based on a discounted cash flow analysis with interest rates similar to that of current market borrowing arrangements. Under this analysis, the fair value of our notes payable exceeded their carrying value by approximately $1,836,000 at December 31, 2002.

Many of our fixed rate loans have significant balloon payments that would need to be refinanced at maturity, possibly at unfavorable rates. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk. We can give no assurances that fixed rate, long-term debt will be available to us at advantageous pricing.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

Until January 2003, the Advisor provided certain accounting services to us at no cost to us beyond the termination of their contract. These services included writing checks, billing tenants, processing payroll and journal entries. In January 2003, we took over these services. To perform this work, we have engaged an independent contractor to perform basic accounting functions, subject to review by our management. In January 2003, as part of our assumption of the services previously provided by the Advisor, we changed the check signing requirement to allow for any amount of funds to be disbursed with the signature of either the Chief Executive Officer or Chief Financial Officer. Previously, the Advisor required two authorized signatures for checks over $1,000. We believe this change does not adversely affect internal accounting controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by our Chief Executive Officer and Chief Financial Officer.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

No.	Description

4.1	Share Certificate

10.1	Lease dated February 1, 2003 between Ford Land Company, LLC and West Coast Realty Investors, Inc.

99.1

Certification of Allen K. Meredith, the company’s Chief Executive Officer and Charles P. Wingard, the company’s Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 20002. In accordance with applicable SEC guidance, these certifications accompany this report, and are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as a part of this report.

(b)	REPORTS ON FORM 8-K

•	On February 28, 2003, we filed a Current Report on Form 8-K under Item 5 concerning a press release of our earnings for the quarter and year ended December 31, 2002. No financial statements were filed.

•	On March 21, 2003, we filed a Current Report on Form 8-K under Item 5 announcing the purchase of approximately 2.5 acres of land in Garden Grove, California. No financial statements were filed.

•	On March 31, 2003, we filed a Current Report on Form 8-K under Item 7 certifications under the Sarbanes-Oxley Act of 2002 by Allen K. Meredith and Charles P. Wingard. No financial statements were filed.

SIGNATURES

Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEREDITH ENTERPRISES, INC.

Date: May 14, 2003	/s/ CHARLES P. WINGARD
Charles P. Wingard
Vice President/Treasurer (principal financial and accounting officer)

Certification

I, Allen K. Meredith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Meredith Enterprises, Inc, (formerly West Coast Realty Investors, Inc);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ ALLEN K. MEREDITH
Allen K. Meredith
Chairman of the Board of Directors,
President and Chief Executive Officer (principal executive officer)

Certification

I, Charles P. Wingard, certify that:

1.	I have reviewed this report on Form 10-Q of Meredith Enterprises, Inc, (formerly West Coast Realty Investors, Inc);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ CHARLES P. WINGARD
Charles P. Wingard
Secretary and Chief Financial Officer
(principal financial and accounting officer)