Form 10-Q
period 2003-06-30
MEREDITH ENTERPRISES INC
filed 2003-08-08
CIK 858346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 4, 2003, 975,298 shares of the Registrant’s Common Stock were outstanding.

MEREDITH ENTERPRISES, INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

As used in this Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” and “our” refer to Meredith Enterprises, Inc., a Delaware corporation.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MEREDITH ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Rental real estate, less accumulated depreciation (Notes 1 and 3)	$46,566,663	$45,182,232
Rental real estate held for sale, net (Note 1)	7,444,819	7,444,819
Land held for development (Note 1)	2,382,627	—
Cash and cash equivalents	1,005,556	3,923,923
Deferred rent	358,205	346,980
Accounts receivable	85,910	202,445
Loan origination fees, net of accumulated amortization of $ 82,239 and $45,929 at June 30, 2003 and December 31, 2002, respectively	682,332	703,019
Other assets	689,342	644,892
Other assets related to rental real estate held for sale	220,362	589,815

Total assets	$59,435,816	$59,038,125

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued liabilities	$1,081,136	$910,959
Due to related party (Note 4)	30,077	30,077
Security deposits and prepaid rent	233,395	356,463
Other liabilities related to rental real estate held for sale	58,013	61,073
Notes payable secured by rental real estate (Note 5)	37,790,564	36,528,453
Notes payable secured by rental real estate held for sale (Note 5)	4,267,356	4,641,086

Total liabilities	43,460,541	42,528,111

Commitments and contingencies (Note 9)	—	—
Stockholders’ equity
Common stock $.01 par value; 15,000,000 shares authorized; 975,298 shares issued and outstanding as of June 30, 2003 and December 31, 2002	9,753	9,753
Additional paid-in capital	27,157,247	27,157,247
Dividends in excess of retained earnings	(11,191,725)	(10,656,986)

Total stockholders’ equity	15,975,275	16,510,014

Total liabilities and stockholders’ equity	$59,435,816	$59,038,125

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental (Notes 1 and 3)	$1,866,548	$767,989	$3,733,428	$1,563,198
Interest	1,082	4,278	9,196	8,592

	1,867,630	772,267	3,742,624	1,571,790

Cost and expenses
Interest	644,018	211,390	1,331,971	426,656
General and administrative	417,815	252,607	848,944	458,062
Depreciation	248,461	111,799	494,865	223,595
Ground rent (Note 9)	227,760	—	461,653	—
Operating	226,723	59,529	471,269	89,436
Property tax	123,231	22,747	244,969	45,493

	1,888,008	658,072	3,853,671	1,243,242

Net (loss) income from continuing operations	(20,378)	114,195	(111,047)	328,548
Discontinued operations (Note 2)	106,569	94,344	161,488	161,562
Gain on sale of rental real estate held for sale	—	230,940	—	230,940

Net income	$86,191	$439,479	$50,441	$721,050

Net (loss) income per share – basic (Note 6):
Net (loss) income from continuing operations	$(0.02)	$0.12	$(0.11)	$0.34
Discontinued operations	$0.11	$0.09	$0.16	$0.16
Gain on sale of rental real estate held for sale	—	$0.24	—	$0.24

Net income per share – basic	$0.09	$0.45	$0.05	$0.74

Net (loss) income per share – assuming dilution (Note 6):
Net (loss) income from continuing operations	$(0.02)	$0.12	$(0.11)	$0.34
Discontinued operations	$0.11	$0.09	$0.16	$0.16
Gain on sale of rental real estate held for sale	—	$0.24	—	$0.24

Net income per share – assuming dilution	$0.09	$0.45	$0.05	$0.74

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

Six months ended June 30,	2003	2002
Cash flows from operating activities
Net income	$50,441	$721,050
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	494,865	240,725
Gain on sale of rental real estate held for sale	—	(230,940)
Interest expense due to amortization of loan origination fees	36,311	16,290
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Deferred rent	(11,225)	177,779
Accounts receivable	116,535	(10,936)
Other assets	(44,450)	4,550
Other assets related to rental real estate held for sale	369,453	(155,650)
Accounts payable and accrued liabilities	170,177	28,444
Due to related party	—	(16,400)
Security deposits and prepaid rent	(123,068)	(42,784)
Other liabilities related to rental real estate held for sale	(3,060)	(6,631)

Net cash provided by operating activities	1,055,979	725,497

Cash flows from investing activities
Capital expenditures on rental real estate	(373,308)	—
Purchase of land held for development	(2,382,627)	—
Purchase of rental real estate	(1,505,988)	—
Proceeds from sale of rental real estate held for sale	—	1,380,940
Deposits and acquisition costs	—	(430,000)

Net cash (used in) provided by investing activities	(4,261,923)	950,940

Cash flows from financing activities
Dividends paid	(585,180)	(292,797)
Proceeds from notes payable	1,500,000	—
Payments on notes payable secured by rental real estate	(237,889)	(502,300)
Payments on notes payable secured by rental real estate held for sale	(373,730)	(192,675)
Deposits and acquisition costs	—	(548,845)
(Increase) in loan origination fees	(15,624)	(18,021)

Net cash provided by (used in) financing activities	287,577	(1,554,638)

Net (decrease) increase in cash and cash equivalents	(2,918,367)	121,799
Cash and cash equivalents, beginning of year	3,923,923	1,123,827

Cash and cash equivalents, end of period	$1,005,556	$1,245,626

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2002	975,989	$9,760	$27,167,292	$(10,836,902)	$16,340,150
Net income for the period				721,050	721,050
Dividends declared ($.30 per share) (Note 6)				(292,797)	(292,797)

Balance, June 30, 2002	975,989	$9,760	$27,167,292	$(10,408,649)	$16,768,403

Balance, January 1, 2003	975,298	$9,753	$27,157,247	$(10,656,986)	$16,510,014
Net income for the period				50,441	50,441
Dividends declared ($.60 per share) (Note 6)				(585,180)	(585,180)

Balance, June 30, 2003	975,298	$9,753	$27,157,247	$(11,191,725)	$15,975,275

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

As of June 30, 2003, all of our properties were located in California and Georgia, and we did not own any residential properties. Many of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance, either by directly paying such costs or reimbursing us for those costs through additional rental payments.

Rental Real Estate, Rental Real Estate Held for Sale and Depreciation

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over their estimated useful lives of 31.5 to 39 years for financial reporting purposes.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”) which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, SFAS 144 retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. SFAS No. 144 requires us to include operating results of properties we consider held for sale, as well as those sold, in discontinued operations in our consolidated statements of earnings prospectively from the date of adoption, which was January 1, 2002.

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

In the normal course of business, we may receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of June 30, 2003, we classified six properties as “held for sale,” as they were listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. All of these six properties are located in California: Fresno; Sacramento- both 717 and 721 West Del Paso Road; Roseville; Riverside; and Vacaville. There can be no assurance that the properties held for sale will be sold in the near term, at prices we consider acceptable, or at all.

Rental Income, Operating Expense and Capitalized Costs

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. There were no percentage rents in the three and six-month periods ended June 30, 2003 and 2002. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Acquisition Costs

We expense internal acquisition costs, including any acquisition costs paid to the Advisor, in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.” There were no such costs in the three- and six-month periods ended June 30, 2003 and 2002.

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

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. We do not have any components of comprehensive income in the three and six-month periods ended June 30, 2003 and 2002, other than net income.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation of the current year’s financial statements.

Descriptive Information about Reportable Segments

Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”) requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate and rental real estate held for sale, which comprised 95% and 89% of our total assets at June 30, 2003 and December 31, 2002, respectively, and over 99% of our total revenues (including discontinued operations) for both of the quarters ended June 30, 2003 and 2002. All the rental real estate we own is located in California and Georgia. We do not use reporting by geographic region.

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

All revenues are from external customers, and there are no revenues from transactions with other segments. See Note 1 for tenants that contributed 10% or more of our total revenues for the six month period ended June 30, 2003 and 2002. Interest income is not separately reported, as it is immaterial.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Interest expense on debt is not allocated to individual properties, even if such debt is secured. There is no provision for federal or state income taxes as we are organized as a REIT and as such, we owe no tax; see Note 7.

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. We do not have any entities where the application of FIN 46 had an effect on our consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe the adoption of SFAS No. 149 will have an effect on our financial position, results of operations and cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No.150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. We adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—RENTAL REAL ESTATE

Our major categories of rental real estate are:

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Land	$9,443,326	$9,003,326
Buildings and improvements	40,081,599	38,642,304

	49,524,925	47,645,630
Less accumulated depreciation	(2,958,262)	(2,463,398)

Net rental real estate	$46,566,663	$45,182,232

In addition, we own land we are holding for future development, valued at its cost at June 30, 2003 of $2,382,627.

Our major categories of rental real estate held for sale are:

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Land	$2,548,473	$2,548,473
Buildings and improvements	6,070,089	6,070,089

	8,618,562	8,618,562
Less accumulated depreciation	(1,173,743)	(1,173,743)

Net rental real estate held for sale	$7,444,819	$7,444,819

Once we classify a property as held for sale, we stop charging depreciation expense. Included in the above table are six properties, all in California, as of both June 30, 2003 and December 31, 2002: Fresno; Sacramento- both 717 and 721 West Del Paso Road; Roseville; Riverside; and Vacaville.

We earned a portion of our rental revenue from tenants whose individual rents represented more than 10% of our total rental revenue including discontinued operations. In the three months ended June 30, 2003, the California Independent System Operator Corporation represented 11% of our total rental revenue including discontinued operations and Safeguard Business Systems, Inc. accounted for 8%. The Northlake Festival Shopping Center accounted for approximately 50% of our total rental revenue including discontinued operations. In the three months ended June 30, 2002, four tenants accounted for 20%, 16%, 13% and 10%, respectively, of our total rental revenue including discontinued operations.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—DISCONTINUED OPERATIONS

We adopted SFAS 144 as of January 1, 2002 and designated seven properties as held for sale: Fresno, CA; Huntington Beach, CA; Roseville, CA; Riverside, CA; Sacramento, CA (717 W. Del Paso Road); Sacramento, CA (721 W. Del Paso Road); and Vacaville, CA and we also sold another property, Corona, CA. In accordance with SFAS 144, we have restated the prior results of the properties designated as held for sale and the property we sold as discontinued operations for all periods presented. The results of properties included in discontinued operations for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues
Rental	$224,410	$260,347	$426,136	$566,355
Interest	—	—	—	—

	224,410	260,347	426,136	566,355

Cost and expenses
Interest	87,010	118,921	181,415	245,253
General and administrative	47	—	47	1,749
Depreciation	—	8,564	—	17,130
Operating	19,518	27,858	60,654	119,342
Property tax	11,266	10,660	22,532	21,319

	117,841	166,003	264,648	404,793

Net income from discontinued operations before gain on sale of rental real estate held for sale	106,569	94,344	161,488	161,562
Gain on sale of rental real estate held for sale	—	230,940	—	230,940

Net income from discontinued operations	$106,569	$325,284	$161,488	$392,502

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for properties sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of income as “discontinued operations” for all periods presented. In addition, we have determined to separately reflect the assets and liabilities of properties held for sale or sold in the current period as “Rental real estate held for sale, net,” “Other assets related to rental real estate held for sale,” “Notes payable secured by rental real estate held for sale” and “Other liabilities related to rental real estate held for sale” in the balance sheets for all periods presented.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—FUTURE MINIMUM RENTAL INCOME

As of June 30, 2003, future minimum rental income under the existing leases for rental real estate and rental real estate held for sale that have remaining noncancelable terms in excess of one year are as follows:

Years ending June 30,	Amount
2004	$6,800,940
2005	6,206,266
2006	4,477,261
2007	3,833,570
2008	2,896,843
Thereafter	12,037,246

Total	$36,252,126

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable lease expires.

NOTE 4—RELATED PARTY TRANSACTIONS

We acquired the Northlake Festival Shopping Center in Atlanta, Georgia in October 2002 and paid a fee of $150,000 to Leeward Investments, LLC, which assisted us in negotiating the transaction. Mr. Eric P. Von der Porten, formerly a director, is the manager for Leeward Investments, LLC. He was not directly involved in the negotiations.

Also in conjunction with the purchase of the Northlake Festival Shopping Center, we paid a real estate brokerage commission of $100,000 to Isakson-Barnhart Properties, Inc. and we have retained Isakson-Barnhart Properties, Inc. as the property manager of that shopping center. Isakson-Barnhart Properties, Inc. manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties, Inc. manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties, Inc. equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties, Inc. a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties, Inc. supervises the project. Under this agreement, we paid a total of $30,334 to Isakson-Barnhart Properties, Inc. in the year ended December 31, 2002 and $47,156 and $71,163 for the three- and six-month periods ended June 30, 2003. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to the Northlake Festival Shopping Center.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Until March 31, 2002, we had two agreements with the Advisor to provide advice on investments and to administer our day-to-day operations including property management – the Amended and Restated Advisory Agreement dated July 1, 2001 and the Amended and Restated Property Management Agreement dated July 1, 1998. Both agreements were terminated effective March 31, 2002, and since April 1, 2002, we have been fully self-administered and self-managed.

At June 30, 2003, the Advisor and its affiliates owned 7,584 of our shares, less than 1% of our outstanding shares. Two of our directors, Patricia F. Meidell and Neal E. Nakagiri are also officers or directors of the Advisor or its affiliates. Associated Securities Corporation is an affiliate of the Advisor.

In addition, we had related party accounts payable as follows:

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Associated Securities Corporation	$30,077	$30,077

NOTE 5—NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2003	December 31, 2002
Notes payable secured by rental real estate:
7.50% promissory note secured by a deed of trust on the Cerritos, CA property, monthly principal and interest payments are $9,238, due April 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less than the existing rate)	$1,166,634	$1,178,062

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable, continued	June 30, 2003	December 31, 2002
7.50% promissory note secured by a Deed of Trust on the Chino, CA property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	854,539	863,316
6.97% promissory note secured by our Folsom, CA property, monthly principal and interest payments of $32,567 due September 1, 2009 with a balloon payment of $4,479,793	4,872,657	4,897,784
6.97% promissory note secured by our Irvine, CA property, monthly principal and interest payments of $25,105 due September 1, 2009 with a balloon payment of $3,453,364	3,756,213	3,775,583
7.50% promissory note secured by a deed of trust on the Ontario, CA property, monthly principal and interest payments are $22,390, due March 1, 2004	2,801,388	2,828,898
6.97% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276 due September 1, 2009 with a balloon payment of $1,551,049	1,687,071	1,695,770
6.97% promissory note secured by our Tustin, CA property, monthly principal and interest payments of $30,677 due September 1, 2009 with a balloon payment of $4,219,765	4,589,824	4,613,493
7.64% promissory note secured by our Atlanta, GA property (Northlake Festival Shopping Center), monthly principal and interest payments of $124,753 fully amortizing with the final payment due December 1, 2027	16,562,238	16,675,547
Variable rate promissory note secured by our Garden Grove, CA property (Banco Popular) and land we hold for development in Garden Grove, CA. The note bears interest rate at prime plus .25% (5.25% At June 30, 2003) and is due in December, 2003	1,500,000	—

Subtotal – notes payable secured by rental real estate	37,790,564	36,528,453

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable, continued	June 30, 2003	December 31, 2002
Notes payable secured by rental real estate held for sale:
8.25% promissory note secured by a Deed of Trust on the Fresno, CA property, monthly principal and interest payments are $5,244. This note was originally due August 1, 2003, but was extended in July 2003 to August 1, 2004 under the same terms	538,847	548,052
8.25% promissory note secured by a Deed of Trust on the Riverside, CA property, monthly principal and interest payments are $9,116, due November 8, 2004	1,087,866	1,096,970
8.33% promissory note secured by a Deed of Trust on the Roseville, CA property, monthly principal and interest payments are $11,510 due July 1, 2008	1,347,258	1,359,897
8.00% promissory note secured by a Deed of Trust on the Sacramento, CA property (Java City 721 West Del Paso Road), monthly principal and interest payments are $3,126, due June 1, 2018. This loan was paid off in February 2003	—	329,503
7.50% promissory note secured by a Deed of Trust on the Vacaville, CA property, monthly principal and interest payments are $10,346, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate)	1,293,385	1,306,664

Subtotal – notes payable secured by rental real estate held for sale	4,267,356	4,641,086

Total notes payable	$42,057,920	$41,169,539

The aggregate fair value of the notes was approximately $43,005,267 at December 31, 2002, based on current lending rates, which are the approximate industry lending rates on these types of properties and these locations.

The aggregate annual future maturities at June 30, 2003 of notes payable secured by rental real estate and notes payable secured by rental real estate held for sale are as follows:

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending June 30,	Amount
2004	$5,337,795
2005	1,605,219
2006	577,510
2007	621,992
2008	669,909
Thereafter	33,245,495

Total	$42,057,920

NOTE 6—NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared by the board of directors and based on a variety of factors, including the previous quarter’s net income or (loss) from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board of directors deems appropriate.

On November 15, 2002, we filed our restated certificate of incorporation with the Secretary of State of Delaware, which, among other items, provided for a 1:3 reverse stock split. All share and per share amounts have been adjusted to give effect to this split.

The 2002 Stock Incentive Plan provides for the issuance of incentive stock options, non-qualified stock options, restricted shares and other grants. The maximum number of shares that may be issued under the plan is 150,000. The option price may not be less than the fair market value of a share on the date that the option is granted, and the options generally vest either immediately or over two years. Our stockholders approved and adopted the 2002 Stock Incentive Plan in September 2002. Changes in options outstanding during the period ended June 30, 2003 were as follows:

	Period ending June 30, 2003
	Shares under option	Weighted average exercise price
Balance at the beginning of The period	—	—
Granted	91,669	$10.25
Exercised	—	—
Cancelled	—	—

Balance at end of period	91,669	$10.25

Exercisable	78,335	$10.25

Shares available for future grants	58,331

Estimated fair value of options granted during the period	$29,059

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2003, the exercise price of shares under option was $10.25. The exercise price of all options granted in the period ended June 30, 2003 was equal to the market price on the date of grant. The options expire in 2013, and the weighted average remaining contractual life of these options is 10 years.

Pro forma information regarding net income and earnings per share required by SFAS 148 was determined as if we had accounted for the employee and non-employee director stock options granted in the period ended June 30, 2003 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the period ended June 30, 2003:

June 30, 2003
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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information, as if we had adopted SFAS 123 as discussed above, follows:

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30, 2003	Six months ended June 30, 2003
Net income, as reported	$86,191	$50,441
Less – total stock-based compensation expense determined under the fair value based method	—	29,059

Pro forma net income	$86,191	$21,382

Net income per share:
Basic – as reported	$0.09	$0.05

Basic – proforma	$0.09	$0.02

Diluted – as reported	$0.09	$0.05

Diluted – proforma	$0.09	$0.02

The following table sets forth the computation of basic and diluted earnings per share with respect to net income:

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Numerator:
Net (loss) income from continuing operations	$(20,378)	$114,195	$(111,047)	$328,548
Net income from discontinued operations	106,569	94,344	161,488	161,562
Gain on sale of rental real estate held for sale	—	230,940	—	230,940

Net income	$86,191	$439,479	$50,441	$721,050

Denominator:
Denominator for basic earnings per share – weighted average shares	975,298	975,989	975,298	975,989
Effect of dilutive securities – stock options	—	—	—	—

Denominator for diluted earnings per share adjusted for weighted average shares	975,298	975,989	975,298	975,989

Basic earnings per share:
Net (loss) income from continuing operations	$(0.02)	$0.12	$(0.11)	$0.34
Net income per share from discontinued operations	$0.11	$0.09	$0.16	$016
Income per share from gain on sale of rental real estate held for sale		$0.24	—	$0.24

Basic earnings per share	$0.09	$0.45	$0.05	$0.74

Diluted earnings per share:
Net (loss) income from continuing operations	$(0.02)	$0.12	$(0.11)	$0.34
Net income per share from discontinued operations	$0.11	$0.09	$0.16	$0.16
Income per share from gain on sale of rental real estate held for sale		$0.24	—	$0.24

Diluted earnings per share	$0.09	$0.45	$0.05	$0.74

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

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Six months ended June 30,	2003	2002
Cash paid during the period for interest	$1,475,999	$659,370

Interest capitalized during the period	$41,955	—

NOTE 9—COMMITMENTS AND CONTINGENCIES

We purchased the Northlake Festival Shopping Center in October 2002 and assumed the existing ground lease. The ground lease expires in October 2057, and any improvements on the property revert back to the ground lessor. The ground lease provides for fixed rent and additional rent calculated on 7% of the gross rents received from tenants. The fixed rent may escalate based on appraisals, with the following limitations:

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

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. We have separate indemnification agreements with our officers and directors that require us, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by our bylaws and the General Corporation Law of the State of Delaware. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we do currently have a directors and officer liability insurance policy that may limit our exposure and enable us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have recorded no liabilities for these agreements as of June 30, 2003.

We are a defendant in a lawsuit entitled John Lonberg & Ruthee Goldkorn v. Sanborn Theaters, Inc., a California Corporation Doing Business as Marketplace Cinema and So-Cal Cinema, Inc., a California Corporation; and Salts-Troutman-Kaneshiro, Inc., West Coast Realty Investors, Inc., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema, our property located in Riverside, CA. We own the theater and have leased it to Sanborn Theaters, Inc., which operates it. Plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. Plaintiffs demand statutory damages, damages for emotional distress, a “lodestar” multiplier, attorneys’ fees and punitive damages. Although plaintiffs have not quantified their damages, we expect that Plaintiffs’ claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe we have complied with all applicable provisions of law and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

On July 31, 2002, James E. Prock filed an action against us and our Chief Executive Officer, Mr. Allen Meredith, in Los Angeles County Superior Court. Mr. Prock was an employee of the Advisor and not an employee of West Coast Realty Investors, Inc. He provided services as our Chief Operating Officer from 1992 to August 2001 and as Acting Chief Operating Officer from August 2001 to March 2002. The lawsuit alleges that during the fall of 2001 and winter of 2002, we purportedly made promises to Mr. Prock that we would hire him as a full time managerial employee after we became a self-managed REIT. We settled the lawsuit in July 2003 to avoid the expenses and distraction of further litigation. Our portion of the settlement will be $50,000, and our insurance company will cover the balance. In addition, we have incurred approximately $125,000 in total legal fees and costs related to this matter, of which our insurance company will pay a small portion. The legal fees and costs incurred from January 1 to June 30, 2003, net of the amount to be paid by our insurance company and our portion, of the settlement are included in our result for the six months ended June 30, 2003.

NOTE 10—SUBSEQUENT EVENTS

On July 11, 2003 the board of directors declared a dividend of $0.30 per common share to holders of record on July 28, 2003, payable on August 15, 2003.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 8, 2003, we extended the term of the note payable secured by our Fresno property for one additional year, to August 1, 2004 under the same terms as the original note.

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

OVERVIEW

Meredith Enterprises, Inc. (formerly West Coast Realty Investors, Inc.) is a real estate company engaged in acquiring, owning and managing suburban office, retail shopping center and light industrial properties. We have elected to be taxed as a real estate investment trust, or “REIT,” for federal income tax purposes, which requires, among a number of other organizational and operational requirements, that we distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. From inception to March 31, 2002, West Coast Realty Advisors, Inc. advised us and West Coast Realty Management, Inc. managed our properties. Each of these companies is a wholly owned subsidiary of Associated Financial Group, Inc., and we sometimes refer to them together as the “Advisor.” Since March 31, 2002, we have been self-managed and self-administered.

At June 30, 2003, we had a real estate portfolio of 15 properties, including:

•	five light industrial properties totaling 238,130 square feet,
•	one shopping center of 321,621 square feet,
•	three suburban office properties representing 94,806 square feet,
•	six properties held for sale totaling 124,848 square feet and
•	a parcel of land held for development.

All of our properties are located in California and Georgia. Until 2002, our business focus was the ownership and operation of suburban office properties and light industrial buildings. We have broadened our focus to include large shopping centers and properties outside of California and have also begun to develop and construct our own properties. We acquired an Atlanta, Georgia shopping center in October 2002 and may pursue other real estate opportunities in Georgia and in other states. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance.

SIGNIFICANT RECENT EVENTS

•	On June 23, 2003, we paid $1,500,000 to acquire a 4,880 square foot office building on a .5 acre parcel on a corner surrounded by the land we purchased in March 2003.
•	On March 26, 2003, we acquired a 2.5 acre parcel of undeveloped land in Garden Grove, CA for $2,200,000. We intend to construct a multi-tenant shopping center comprising approximately 30,000 square feet.
•	On March 24, 2003, we changed our name from West Coast Realty Investors, Inc. to Meredith Enterprises, Inc.
•	On March 3, 2003, we granted a total of 91,669 options to purchase our common stock to three employees and four directors at $10.25 per share, the fair market value at the date of grant. At June 30, 2003, 78,335 options were vested. To date, no options have been exercised.
•	The tenant in our Chino, CA property vacated upon the end of the lease in early April and owes approximately $90,000 in rent for the first quarter of 2003.
•	The tenant in our Ontario property is a subsidiary of Adelphia Communications, which has declared bankruptcy. The rent has been paid through August 31, 2003.
•	Wherehouse Entertainment, Inc., a tenant in our Fresno property, has declared bankruptcy in January 2003. The rent has been paid through August 31, 2003.

In the future, we believe our financial results will also be affected by the following:

•	Our ability to retain our existing lease arrangements with tenants in bankruptcy

•	Our ability to either sell or re-lease our vacant Vacaville and Chino properties.
•	The October 15, 2002 acquisition of the Northlake Festival Shopping Center, a 321,000 square foot shopping center.
•	The August 2002 refinancing of four loans.

As of June 30, 2003, we had total assets of $59,435,816, total secured indebtedness of $42,057,920, total liabilities of $43,460,541 and a debt-to-total assets ratio of 73%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

Our aggregate monthly debt service has increased from approximately $150,000 to $300,000 or 100%, from June 2002 to June 2003, which reflects the August 2002 refinancing and the new debt on the Banco Popular property, offset in part by the sale of our Huntington Beach, CA and Corona, CA properties and the assumption of debt with the purchase of the Northlake Festival. We are using the revenues in excess of operating costs from the Northlake Festival property to pay the increased debt service.

During 2002 and the first six months of 2003, the total of dividends based on our quarterly dividend rate of $0.30 per share of common stock and scheduled principal amortization on notes payable exceeded our net cash provided by operating activities (excluding changes in operating assets and liabilities). To address this shortfall, we used proceeds from sales of properties and existing cash balances. We may also elect to reduce our quarterly dividend to a level consistent with our cash flow.

RESULTS OF OPERATIONS

Quarter ended June 30, 2003 compared to the quarter ended June 30, 2002

We adopted SFAS 144 as of January 1, 2002 and designated seven properties as held for sale: Fresno, CA, Huntington Beach, CA, Roseville, CA and Riverside, CA Sacramento, CA (717 W. Del Paso Road), Sacramento, CA (721 W. Del Paso Road) and Vacaville, CA, and we also sold another property, Corona, CA. In accordance with SFAS 144, we have restated the prior results of the properties designated as held for sale and the property we sold as discontinued operations for all periods presented.

Operations for the three months ended June 30, 2003 and 2002 represented full quarters of rental operations for all of our properties we classify as continuing operations, except for the Northlake Festival Shopping Center in Atlanta, which we acquired in October 2002, and the Banco Popular property in Garden Grove, which we acquired in June 2003. The eight properties designated as held for sale or sold during 2002 are included in the line items under “discontinued operations” with revenues netted against expenses.

Rental revenue increased by $1,098,559 (143%) for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002, primarily due to the addition of revenues from our Northlake Festival property and offset in part by the loss of revenues from the Chino, CA property, where we recorded no revenue in the quarter ended June 30, 2003.

Interest income decreased by $3,196 (75%) for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002, due to lower average balances maintained in interest earning assets.

Interest expense increased by $432,628 (205%) for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002, due to:

•	the August 2002 refinancing of four notes payable to balances approximately $6,500,000 higher in total than their previous aggregate amount,
•	the addition of the approximately $16,600,000 note payable secured by Northlake Festival and,
•	to a lesser extent, the replacement in the August 2002 refinancing of variable rate debt secured by our Folsom and Irvine properties by fixed rate debt bearing interest at significantly higher rates.

General and administrative costs increased by $165,208 (65%) for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. This increase was principally due to higher legal expenses (including amounts related to our defense of the claim by James Prock) and the additional costs related to our hiring one new employee and engaging a consultant to perform functions previously performed by the Advisor.

Depreciation expense increased by $136,662 (122%) for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002, due largely to the addition of Northlake Festival property in October 2002.

Ground rent was $227,760 in 2003, due to the ground lease for Northlake Festival; there was no ground rent expense in 2002.

Operating expenses increased by $167,194 (281%) for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002, due largely to the addition of Northlake Festival property in October 2002.

Property tax expense increased by $100,484 (442%) for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002, primarily due to the addition of Northlake Festival property in October 2002.

Net income from discontinued operations increased by $12,225 (13%) for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. This increase was primarily due to lower interest expense resulting from our paying off the loan on the 721 West Del Paso property in February 2003, and was offset in part by our having no income in 2003 for the Huntington Beach, CA and Corona, CA properties, which we sold in 2002.

Net gain on sale of real estate held for sale was $230,940 in the three months ended June 30, 2002 due to the sale of the Huntington Beach property; there were no property sales in the same period in 2003.

Net income for the three months ended June 30, 2003 was $86,191, compared to net income of $439,479 in the three months ended June 30, 2002. This decrease in net income was primarily due to the gain on sale of the Huntington Beach, CA property in 2002, and offset in part in 2003 by higher revenue from the Northlake Festival property. The decrease in net income from 2002 to 2003 also reflects higher interest, property and general and administrative expenses, and, to a lesser extent, the lack of revenue from the Chino, CA property in 2003.

The diluted weighted average number of shares outstanding (after adjusting for the November 15, 2002 1:3 reverse stock split) was 975,298 and 975,989 for three months ended June 30, 2003 and 2002, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution decreased to $0.09 in the three months ended June 30, 2003 from net income per share of $0.45 in the three months ended June 30, 2002.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Operations for the six months ended June 30, 2003 and 2002 represented full periods of rental operations for all of our properties we classify as continuing operations, except for the Northlake Festival Shopping Center in Atlanta, which we acquired in October 2002 and the Banco Popular property in Garden Grove, which we acquired in June 2003. The eight properties designated as held for sale or sold during 2002 are included in the line items under “discontinued operations” with revenues netted against expenses.

Rental revenue increased by $2,170,230 (139%) for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, primarily due to the addition of revenues from of our Northlake Festival property and offset in part by the loss of revenues from the Chino, CA property, where we recorded no revenue in the six months ended June 30, 2003.

Interest income increased by $604 (7%) for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

Interest expense increased by $905,315 (212%) for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, due to:

•	the August 2002 refinancing of four notes payable to balances approximately $6,500,000 higher in total than their previous aggregate amount,
•	the addition of the approximately $16,600,000 note payable secured by Northlake Festival and,
•	to a lesser extent, the replacement in the August 2002 refinancing of variable rate debt secured by our Folsom and Irvine properties by fixed rate debt bearing interest at significantly higher rates.

General and administrative costs increased by $390,882 (85%) for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. This increase was principally due to higher legal expenses (including amounts related to our defense of the claim by James Prock), the costs of relocating our corporate office and our hiring one new employee and engaging a consultant to perform functions previously performed by the Advisor.

Depreciation expense increased by $271,270 (121%) for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, due largely to the addition of Northlake Festival property in October 2002.

Ground rent was $461,653 in 2003, due to the ground lease for Northlake Festival; there was no ground rent expense in 2002.

Operating expenses increased by $381,833 (427%) for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, due largely to the addition of Northlake Festival property in October 2002.

Property tax expense increased by $ 199,476 (438%) for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, primarily due to the addition of Northlake Festival property in October 2002.

Net income from discontinued operations remained essentially unchanged for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Although we incurred lower interest expense resulting from the payoff of the loan on the 721 West Del Paso property in February 2003, we had no income in 2003 from Huntington Beach, CA and Corona, CA properties, which we sold in 2002.

Net gain on sale of real estate held for sale was $230,940 in the six months ended June 30, 2002 due to the sale of the Huntington Beach property; there were no property sales in the same period in 2003.

Net income for the six months ended June 30, 2003 was $50,441, compared to net income of $721,050 in the six months ended June 30, 2002. This decrease in net income was primarily due to the gain on sale of the Huntington Beach, CA property in 2002, offset in part in 2003 by higher revenue from the Northlake Festival property. The decrease in net income from 2002 also reflects higher interest, property expenses and general and administrative expenses, and, to a lesser extent, the lack of revenue from the Chino, CA property in 2003.

The diluted weighted average number of shares outstanding (after adjusting for the November 15, 2002 1:3 reverse stock split) was 975,298 and 975,989 for six months ended June 30, 2003 and 2002, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution decreased to $0.05 in the six months ended June 30, 2003 from net income per share of $0.74 in the six months ended June 30, 2002.

INFLATION

Inflation and changing prices have not had a material effect on our operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity to fund distributions, principal payments on notes payable and minor capital expenditures is our cash flow from operating activities. In order to qualify as a REIT for federal income tax purposes, among other requirements, we must distribute annually at least 90% of our REIT taxable income (excluding capital gains). Accordingly, we have made, but are not contractually bound ourselves to make, regular quarterly distributions to holders of our common stock. As a policy, we intend to keep cash balances on hand for reserves to meet unexpected cash requirements. Our primary sources for liquidity to fund asset acquisitions, major capital expenditures and balloon payments on notes payable are the proceeds from refinancing selected existing notes payable and the proceeds from asset sales. Further, we may attempt to obtain funding by issuing additional equity either in the form of common stock or through joint ventures.

The following table presents our contractual cash obligations as of June 30, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less Than One year	One to Three Years	Three to Five Years	Over Five Years
Notes payable secured by rental real estate and real estate held for sale	$42,057,950	$5,337,795	$2,182,729	$1,291,901	$33,245,495
Minimum payments due under the ground lease at the Northlake Festival property	$32,550,000	$600,000	$1,200,000	$1,200,000	$29,550,000

Total Contractual Cash Obligations	$74,607,950	$5,937,795	$3,382,729	$2,491,901	$62,795,495

At June 30, 2003, our total investments in rental real estate and rental real estate held for sale totaled $56,394,109 for the 15 operating properties and the land held for development we own. Depending upon the availability and cost of external capital, we anticipate making additional investments in suburban office, retail shopping center and light industrial properties, although we may make other types of investments. We intend to fund new investments from existing cash balances (subject to maintaining reasonable cash reserves), the proceeds of refinancing of selected existing mortgage debt to higher balances and the proceeds from asset sales. We may consider other sources of possible funding, including joint ventures or a construction loan to finance the construction of a shopping center on the 2.5 acres of land we own in Garden Grove, CA. We are in the preliminary stages of developing and constructing the shopping center and do not yet know the total costs we will incur to do so. To increase our financial flexibility, we may seek to obtain a revolving line of credit, although there can be no assurance we will be successful.

During 2002 and the first six months of 2003, the total of dividends based on our quarterly dividend rate of $0.30 per share of common stock and scheduled principal amortization on notes payable exceeded our net cash provided by operating activities (excluding gains on sale and changes in operating assets and liabilities). To address this shortfall, we used proceeds from sales of properties and existing cash balances. We may also elect to reduce our quarterly dividend to a level consistent with our cash flow.

We believe our liquidity and various sources of capital are sufficient to fund operations including capital expenditures and leasing commissions, meet debt service and dividend requirements under the Internal Revenue Code for REIT status and finance future investments. We anticipate that our current dividend level of $0.30 per share of common stock per quarter is will be well in excess of our 2003 projected taxable income, excluding capital gains, so we could reduce our dividends without affecting our tax status as a REIT. We believe our properties are in good condition without significant deferred maintenance obligations and many of them are leased under “triple-net” leases, which reduce our risk pertaining to excessive maintenance and operating costs. However, we anticipate we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2003, such as scheduled debt repayments (including balloon payments on our debt), the construction of a shopping center on the 2.5 acres of land we own in Garden Grove, CA and property acquisitions.

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

CASH FLOWS IN 2003

Our cash resources decreased $2,918,367 during the six months ended June 30, 2003. During 2003, cash provided by operating activities was $1,055,979, primarily from net loss adjusted for non-cash items such as depreciation and amortization. Investing activities in 2003 resulted in a $4,261,923 use of cash resources primarily for purchase of the Garden Grove property. Financing activities provided $287,577, largely from the proceeds of notes payable and offset in part by dividends and principal payments on notes payable secured by rental real estate and notes payable secured by rental real estate held for sale, including the pay off of one note secured by the Sacramento, CA (Java City, 721 West Del Paso Road).

CASH FLOWS IN 2002

Our cash resources increased $121,799 during the six months ended June 30, 2002. During 2002, cash provided by operating activities was $725,497, primarily from net income adjusted for non-cash items such as depreciation and amortization. Investing activities in 2002 resulted in net cash of $950,840, primarily from the sale of rental real estate held for sale and partially offset by deposits and acquisition costs. For the six months ended June 30, 2002, financing activities used $1,554,638, due largely to principal payments on notes payable secured by rental real estate and notes payable secured by rental real estate held for sale.

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

Revenue Recognition – We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income, which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred. Rents due, but not yet collected, are recognized to the extent determined by management to be collectible.

Capital Expenditures – We capitalize those expenditures related to conducting significant rehabilitation of existing assets and extending the useful life of existing assets. These expenditures are depreciated over estimated useful lives determined by management. We expense certain improvements related to the operation of our properties, as well as those expenditures necessary to maintain a property in ordinary operating condition. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

Real Estate – We record real estate assets at the lower of cost or fair value if impaired. Costs incurred to unaffiliated third parties for the acquisition of properties are capitalized.

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

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the assets and liabilities and the results of operations of any properties that have been sold since the adoption of SFAS No. 144, or otherwise qualify as held for sale as of June 30, 2003, be presented as discontinued operations in our consolidated financial statements in both current and prior periods presented. The real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

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

In the normal course of business, we receive offers, either solicited or unsolicited, to purchase our properties. For the offers we accept, the prospective buyer usually requires a due diligence period before consummation of the transaction. It is not unusual for matters to arise during this process that result in the buyer withdrawing the offer. We classify real estate as “held for sale” when it is probable, in the opinion of management, that a property will be disposed of within one year.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Our tenants may not renew their leases.

We cannot predict whether current tenants will renew their leases upon the expiration of their terms or whether current tenants will attempt to terminate their leases before they expire. Because the tenants in our Irvine, CA and Tustin, CA properties are not fully using the properties for their operations, and they may be less likely to re-lease the properties when the leases expire or may re-lease a smaller space. Further, the leases for our two Sacramento, CA properties (Java City, 717 and 721 West Del Paso Road) expired in July 2003, and we are attempting to extend the leases. If we are unable to promptly re-lease or renew the leases for significant vacant properties, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to make expected distributions to stockholders and to pay amounts due on our debt may be adversely affected.

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

Because real estate investments are relatively illiquid, our ability to adjust our portfolio in response to changes in economic or other conditions is somewhat limited. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we will seek to raise funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. Depending upon interest rates, current acquisition opportunities and other factors, generally we will reinvest the proceeds in suburban office, retail shopping center and light industrial properties, although we may use those proceeds for other purposes.

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

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. In the three months ended June 30, 2003, two tenants, the California Independent System Operator Corporation and Safeguard Business

Systems, Inc. accounted for 11% and 8%, respectively, of our total rental revenue, including discontinued operations. The tenant may attempt to terminate the lease before its scheduled term, or we may be unable to renew the lease with the tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income and reduced funds from operations. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

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

We currently are renovating some of our properties and may in the future renovate or build other properties, including tenant improvements required under leases. Further, on March 26, 2003, we acquired undeveloped land and intend to build an approximately 30,000 square foot shopping center on the land. We may incur renovation or development costs for a property that exceed our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation or development of a property on schedule, which could result in increased debt service expense or construction costs and loss of rents until the property is ready for occupancy. Additionally, the time required to recoup our renovation and construction costs and to realize a return on such costs can often be lengthy.

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

A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and restrictions on construction or completion of renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our debt. We are a defendant in one California civil lawsuit in which the plaintiffs have alleged violations of the Americans with Disabilities Act, and we cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any.

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

Those laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow others to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. Some of our properties are located in urban, industrial and previously developed areas where fill or current or historic industrial uses of the areas may have caused site contamination.

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

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of June 30, 2003, we had total assets of $59,435,816; total secured indebtedness of $42,057,920; total liabilities of $43,460,541; and a debt-to-total assets ratio of 73%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

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

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. In many of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a material adverse effect on us and our ability to make distributions to stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase due to rising interest rates.

We have incurred and may in the future again incur debt that bears interest at a variable rate. As of June 30, 2003, we have one note payable bearing interest at a variable rate in the amount $1,500,000. If we are successful in obtaining a construction loan for the development of a shopping center on the 2.5 acres of land we own in Garden Grove, CA, the loan may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to expect a higher yield on their shares from distributions by us, which could adversely affect the market price of our common stock.

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

Further, the loan documents from our August 5, 2002 refinancing contain “cross-collateral” provisions. If one of the loans is in default and the lender forecloses on the property securing that loan, and the proceeds from the foreclosure are not sufficient to repay the defaulted loan in full, the lender can foreclose upon one or more of the other properties to recover the loan. Previously, we had no such cross-collateral provisions in our loans. In addition, the land we hold for development also secures the loan on our Banco Popular property in Garden Grove, CA.

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

Our common stock has been listed on the American Stock Exchange since October 31, 2002. Trading volumes to date have been relatively light, and the market price may note reflect the fair market value of our common stock at any particular moment. Stockholders are cautioned that prior sales data do not necessary indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common stock is also influenced by the dividend on our common stock relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock. In addition, the value of our common stock could be adversely affected by general market conditions or market conditions of real estate companies in general.

We cannot assure stockholders that we will be able to make future dividend payments at any particular rate, or at all.

While we have declared quarterly dividends on our common stock regularly in the past, the declaration and payment of dividends is subject to the discretion of our board of directors. Any determination as to the payment of dividends, as well as the level of those dividends, will depend on, among other items, our financial results and condition, general economic and business conditions, our strategic plans and contractual, legal and regulatory restrictions on our ability to pay dividends. During 2002 and the first six months of 2003, dividends based on our quarterly dividend rate of $0.30 per share of common stock and scheduled principal amortization on notes payable exceeded our net cash provided by operating activities (excluding gains on sale and changes in operating assets and liabilities). We offset the shortfall in cash by using proceeds from sales of properties and existing cash balances. We cannot assure stockholders that we will maintain the current quarterly dividend level or that we will pay dividends in any future period.

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

A number of the provisions in our certificate of incorporation and bylaws have or may have the effect of deterring a takeover of the company. These provisions include:

•	REIT protective provisions that limit stock ownership to 5.0% for anyone other than Mr. Meredith;
•	a classified board of directors with staggered, three-year terms;
•	provisions giving the board of directors sole power to set the number of directors;
•	provisions giving stockholders the right to remove directors only for cause and only by the affirmative vote of a majority of the total voting power of the outstanding shares;
•	prohibition on stockholders from calling special meetings of stockholders; and
•	establishment of advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings.

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

We have entered into change of control agreements with Mr. Meredith and Mr. Wingard providing for the payment of money to them upon the occurrence of a change of control, as defined in these agreements. If, within one year following a change of control, either Mr. Meredith or Mr. Wingard resigns or is terminated, we will make a severance payment equal to a portion of the executive’s base salary, his average bonus over last three years and medical and other benefits. Based upon his current salary and benefit levels, this provision would result in payments totaling at least $200,000 to Mr. Meredith and $125,000 to Mr. Wingard. The agreements with Mr. Meredith and Mr. Wingard may deter changes of control because of the increased cost for a third party to acquire control of us, thus limiting the opportunity for stockholders to receive a premium for our common stock over then-prevailing market prices.

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

As of December 31, 2002, all of our debt instruments had fixed rates, and we did not have exposure to market risk for changes in interest rates. As of June 30, 2003, only one note payable, in the amount of $1,500,000, carries a variable interest rate. Unless and until we obtain other variable rate loans, changes in market interest rates will only affect the rate of that one variable rate loan. We have in the past and may in the future, however, obtain loans that bear interest at a variable rate. In the past, we have borrowed to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We periodically evaluate the level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We did not have any derivative financial instruments on June 30, 2003 or December 31, 2002.

The fair values of our financial instruments (including the items in the financial statements labeled cash, other assets and liabilities other than notes payable) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of notes payable is estimated based on a discounted cash flow analysis with interest rates similar to that of current market borrowing arrangements. Under this analysis, the fair value of our notes payable exceeded their carrying value by approximately $1,836,000 at December 31, 2002.

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

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II–OTHER INFORMATION

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

On July 31, 2002, James E. Prock filed an action against us and our Chief Executive Officer, Mr. Allen Meredith, in Los Angeles County Superior Court. Mr. Prock was an employee of the Advisor and not an employee of West Coast Realty Investors, Inc. He provided services as our Chief Operating Officer from 1992 to August 2001 and as Acting Chief Operating Officer from August 2001 to March 2002. The lawsuit alleges that during the fall of 2001 and winter of 2002, we purportedly made promises to Mr. Prock that we would hire him as a full time managerial employee after we became a self-managed REIT. We settled the lawsuit in July 2003 to avoid the expenses and distraction of further litigation. Our portion of the settlement will be $50,000, and our insurance company will cover the balance. In addition, we have incurred approximately $125,000 in total legal fees and costs related to this matter, of which our insurance company will pay a small portion. The legal fees and costs incurred from January 1 to June 30, 2003, net of the amount to be paid by our insurance company and our portion of the settlement, are included in our result for the six months ended June 30, 2003.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2003, Meredith Enterprises, Inc. held its annual meeting of stockholders. Stockholders were asked to vote to elect three nominees to the board of directors. All three nominees were elected. The results of the stockholders’ vote are as follows:

	For			Withheld	Abstentions	Broker non-votes
	No. of shares	% of voting shares voted for this item	% of outstanding shares	No. of shares	No. of shares	No. of shares
Proposal No. 1—Election of directors:
E. Andrew Isakson	448,887	90.9%	46.0%	25,252	—	19,548
John H. Redmond	448,887	90.9%	46.0%	25,252	—	19,548
Gary B. Coursey	448,449	90.8%	46.0%	25,690	—	19,548

ITEM 5.	OTHER INFORMATION

   None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

No.	Description
3.1.3	Certificate of Ownership and Merger merging Meredith Enterprises Inc. with and into West Coast Realty Investors, Inc.

10.1	Employment Agreement dated April 7, 2003 between the Company and Charles P. Wingard

10.2	Meredith Enterprises, Inc. 2002 Stock Incentive Plan (amended and restated June 3, 2003)

31	Certifications of Allen K. Meredith and Charles P. Wingard pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Allen K. Meredith and Charles P. Wingard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	REPORTS ON FORM 8-K

•	On May 20, 2003, we filed a Current Report on Form 8-K under Item 5 concerning a script of a conference call with stockholders and other interested parties. No financial statements were filed.
•	On June 26, 2003 we filed a Current Report on Form 8-K under Item 5 announcing the purchase of a building and approximately .5 acres of land in Garden Grove, California. No financial statements were filed.

SIGNATURES

Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEREDITH ENTERPRISES, INC.

Date: August 7, 2003	/s/ CHARLES P. WINGARD
Charles P. Wingard Vice President/Treasurer (principal financial and accounting officer)