Form 10-Q
period 2003-09-30
MEREDITH ENTERPRISES INC
filed 2003-10-31
CIK 858346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 24, 2003, 975,298 shares of the Registrant’s Common Stock were outstanding.

MEREDITH ENTERPRISES, INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

As used in this Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” and “our” refer to Meredith Enterprises, Inc., a Delaware corporation.

PART I- FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

MEREDITH ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Rental real estate, less accumulated depreciation (Notes 1 and 3)	$46,437,208	$45,182,232
Rental real estate held for sale, net (Note 1)	5,803,897	7,444,819
Land held for development (Note 1)	2,593,988	—
Cash and cash equivalents	1,013,927	3,923,923
Deferred rent	546,050	346,980
Accounts receivable	41,140	202,445
Loan origination fees, net of accumulated amortization of $117,037 and $45,929 at September 30, 2003 and December 31, 2002, respectively	658,918	703,019
Other assets	705,345	644,892
Other assets related to rental real estate held for sale	18,191	589,815

Total assets	$57,818,664	$59,038,125

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and accrued liabilities	$820,381	$910,959
Due to related party (Note 4)	30,077	30,077
Security deposits and prepaid rent	252,165	356,463
Dividend payable	243,825	—
Other liabilities related to rental real estate held for sale	58,364	61,073
Notes payable secured by rental real estate (Note 5)	38,159,661	36,528,453
Notes payable secured by rental real estate held for sale (Note 5)	2,467,735	4,641,086

Total liabilities	42,032,208	42,528,111

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Common stock $.01 par value; 15,000,000 shares authorized; 975,298 shares issued and outstanding as of September 30, 2003 and December 31, 2002	9,753	9,753
Additional paid-in capital	27,157,247	27,157,247
Dividends in excess of retained earnings	(11,380,544)	(10,656,986)

Total stockholders’ equity	15,786,456	16,510,014

Total liabilities and stockholders’ equity	$57,818,664	$59,038,125

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental (Notes 1 and 3)	$1,949,746	$773,903	$5,812,601	$2,348,817
Interest	429	14,913	9,625	23,505

	1,950,175	788,816	5,822,226	2,372,322

Cost and expenses
Interest	681,062	403,401	2,037,960	855,361
General and administrative	341,940	371,739	1,190,883	830,032
Depreciation	318,804	104,457	798,987	313,374
Ground rent (Note 9)	224,875	—	686,528	—
Operating	277,361	98,377	734,248	191,873
Property tax	126,732	24,262	371,701	69,755

	1,970,774	1,002,236	5,820,307	2,260,395

Net (loss) income from continuing operations	(20,599)	(213,420)	1,919	111,927
Discontinued operations (Note 2)	(38,534)	53,614	(10,611)	218,377
Gain on sale of rental real estate held for sale	406,728	503,270	406,728	734,210

Net income	$347,595	$343,464	$398,036	$1,064,514

Net (loss) income per share–basic (Note 6):
Net (loss) income from continuing operations	($0.02)	($0.22)	—	$0.12
Discontinued operations	($0.04)	$0.05	($0.01)	$0.22
Gain on sale of rental real estate held for sale	$0.42	$0.52	$0.42	$0.75

Net income per share-basic	$0.36	$0.35	$0.41	$1.09

Net (loss) income per share–assuming dilution (Note 6):
Net (loss) income from continuing operations	($0.02)	($0.22)	—	$0.12
Discontinued operations	($0.04)	$0.05	($0.01)	$0.22
Gain on sale of rental real estate held for sale	$0.42	$0.52	$0.42	$0.75

Net income per share-assuming dilution	$0.36	$0.35	$0.41	$1.09

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

Nine months ended September 30,	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$398,036	$1,064,514
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	821,008	359,374
Gain on sale of rental real estate held for sale	(406,728)	(734,210)
Interest expense due to amortization of loan origination fees	63,759	25,692
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Deferred rent	(25,788)	162,495
Accounts receivable	145,116	(63,351)
Other assets	(61,047)	(91,841)
Other assets related to rental real estate held for sale	411,091	(179,115)
Accounts payable and accrued liabilities	(94,622)	63,689
Due to related party	—	(12,900)
Security deposits and prepaid rent	(102,443)	(57,527)
Other liabilities related to rental real estate held for sale	(522)	(33,183)

Net cash provided by operating activities	1,147,860	503,637

Cash flows from investing activities
Capital expenditures on rental real estate	(432,348)	(103,339)
Purchase of land held for development	(2,593,988)	—
Purchase of rental real estate	(1,505,988)	—
Proceeds from sale of rental real estate held for sale	1,910,002	3,578,355
Deposits and acquisition costs	—	(4,123,452)

Net cash (used in) investing activities	(2,622,322)	(648,436)

Cash flows from financing activities
Dividends paid	(877,769)	(585,594)
Proceeds from notes payable	1,500,000	15,020,000
Payments on notes payable secured by rental real estate	(365,371)	(8,730,353)
Payments on notes payable secured by rental real estate held for sale	(1,676,770)	(1,507,383)
Deposits and acquisition costs	—	(430,000)
(Increase) in loan origination fees	(15,624)	(303,515)

Net cash (used in) provided by financing activities	(1,435,534)	3,463,155

Net (decrease) increase in cash and cash equivalents	(2,909,996)	3,318,356
Cash and cash equivalents, beginning of year	3,923,923	1,123,827

Cash and cash equivalents, end of period	$1,013,927	$4,442,183

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Retained Earnings
	Shares	Amount			Total
(Unaudited)
Balance, January 1, 2002	975,989	$9,760	$27,167,292	$(10,836,902)	$16,340,150
Net income for the period				1,064,514	1,064,514
Dividends declared ($0.60 per share) (Note 6)				(585,594)	(585,594)

Balance, September 30, 2002	975,989	$9,760	$27,167,292	$(10,357,982)	$16,819,070

Balance, January 1, 2003	975,298	$9,753	$27,157,247	$(10,656,986)	$16,510,014
Net income for the period				398,036	398,036
Dividends declared ($1.15 per share) (Note 6)				(1,121,594)	(1,121,594)

Balance, September 30, 2003	975,298	$9,753	$27,157,247	$(11,380,544)	$15,786,456

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

As of September 30, 2003, all of our properties were located in California and Georgia, and we did not own any residential properties. Many of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance, either by directly paying such costs or reimbursing us for those costs through additional rental payments.

Rental Real Estate, Rental Real Estate Held for Sale and Depreciation

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over their estimated useful lives of 31.5 to 39 years for financial reporting purposes.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”) which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB No. 30, “Reporting the Results of Discontinued Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, SFAS 144 retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. SFAS 144 requires us to include operating results of properties we consider held for sale, as well as those sold, in discontinued operations in our consolidated statements of earnings prospectively from the date of adoption, which was January 1, 2002. In the event that facts and circumstances indicate that the carrying value of an asset may be impaired, we perform an evaluation of recoverability. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the carrying amount to determine if a write-down to fair value is required.

Real estate classified as “held for sale” is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

In the normal course of business, we may receive solicited or unsolicited offers to purchase our properties. For those offers we accept, the prospective buyer will usually require a due diligence period before

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

acquiring the property. During this process, matters commonly arise that result in the withdrawal or rejection of the offer. As a result, we do not classify real estate as “held for sale” until it is likely, in our opinion, that we will dispose of a property in the near term, even if we are currently negotiating to sell the property. We segregate properties classified as held for sale from rental real estate in our financial statement presentation. On September 30, 2003, we determined that we were likely to dispose of our Chino property in the near term, and accordingly we segregated that property as held for sale. Further, we determined that we were not likely to dispose of our Roseville property in the near term, and therefore we removed that property from the held for sale designation and included it in continuing operations. As of September 30, 2003, we classified five properties as “held for sale,” as they were listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. All of these five properties are located in California: Chino; Fresno; Riverside; and two Sacramento properties (717 and 721 West Del Paso Road). We can give no assurance that we will in fact sell the properties held for sale in the near term, at prices we consider acceptable, or at all.

Rental Income, Operating Expense and Capitalized Costs

We recognize rental revenue on a straight-line basis to the extent that rental revenue is deemed collectible. We received no percentage rents in the three and nine-month periods ended September 30, 2003 and 2002. We capitalize improvements and betterments that increase the value of the property or extend its useful life.

Acquisition Costs

We expense internal acquisition costs, including any acquisition costs paid to the Advisor, in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.” There were no such costs in the three- and nine-month periods ended September 30, 2003 and 2002.

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

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of Meredith Enterprises, Inc. and other subsidiaries that hold title to individual properties. All significant intercompany balances and transactions have been eliminated in consolidation. Included in the accompanying consolidated financial statements are the assets of wholly owned entities whose assets are not available to satisfy debts and other obligations other than those incurred by such entities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. We do not have any components of comprehensive income in the three and nine-month periods ended September 30, 2003 and 2002, other than net income.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation of the current year’s financial statements.

Descriptive Information about Reportable Segments

Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”) requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate and rental real estate held for sale, which comprised 90% and 89% of our total assets at September 30, 2003 and December 31, 2002, respectively, and over 99% and 98% of our total revenues (including discontinued operations) for the quarters ended September 30, 2003 and 2002, respectively. All the rental real estate we own is located in California and Georgia. We do not use reporting by geographic region.

All revenues are from external customers, and there are no revenues from transactions with other segments. See Note 1 for tenants that contributed 10% or more of our total revenues for the nine-month period ended September 30, 2003 and 2002. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if that debt is secured by a particular property or properties. Because we are organized as a REIT and owe no tax, we have not provided for federal or state income taxes. See Note 7.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

New accounting pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS149 did not have a material effect on our financial position, results of operations and cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. We adopted SFAS 150 on July 1, 2003. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—RENTAL REAL ESTATE

Our major categories of rental real estate are:

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Land	$9,323,107	$9,003,326
Buildings and improvements	40,378,004	38,642,304

	49,701,111	47,645,630
Less accumulated depreciation	(3,263,903)	(2,463,398)

Net rental real estate	$46,437,208	$45,182,232

In addition, we own land we are holding for future development, valued at its cost plus development expenditures, at September 30, 2003 of $2,593,988.

Our major categories of rental real estate held for sale are:

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Land	$2,462,050	$2,548,473
Buildings and improvements	4,326,539	6,070,089

	6,788,589	8,618,562
Less accumulated depreciation	(984,692)	(1,173,743)

Net rental real estate held for sale	$5,803,897	$7,444,819

Once we classify a property as held for sale, we stop charging depreciation expense. Included in the above table are five properties, all in California, as of September 30, 2003: Chino; Fresno; Riverside; and two Sacramento properties (717 and 721 West Del Paso Road). At December 31, 2002, we classified six properties as held for sale: Fresno; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road). In August 2003, we sold the Vacaville property for $2,100,000, resulting in a net gain of $406,728. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category.

We earned a portion of our rental revenue from tenants whose individual rents represented more than 10% of our total rental revenue including discontinued operations. In the three months ended September 30, 2003, the California Independent System Operator Corporation represented 10% of our total rental revenue including discontinued operations and Safeguard Business Systems, Inc. accounted for 8%. Northlake Festival accounted for approximately 50% of our total rental revenue including discontinued

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations. In the three months ended September 30, 2002, four tenants accounted for 20%, 16%, 13% and 10%, respectively, of our total rental revenue including discontinued operations.

NOTE 2—DISCONTINUED OPERATONS

We adopted SFAS 144 as of January 1, 2002 and designated seven California properties as held for sale: Fresno; Huntington Beach; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road). We sold the Huntington Beach property in April 2002 and the Corona property in September 2002. We sold the Vacaville property in April 2002 for $2,100,000, resulting in a net gain of $406,728. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In accordance with SFAS 144, we have restated the prior results of the properties designated as held for sale and the properties we sold as discontinued operations for all periods presented. The results of properties included in discontinued operations for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental	$171,314	$209,433	$468,022	$764,072

	171,314	209,433	468,022	764,072

Cost and expenses
Interest	153,748	99,401	310,236	319,350
General and administrative	95	—	142	1,518
Depreciation	7,340	14,192	22,021	46,000
Operating	36,358	22,673	111,395	137,955
Property tax	12,307	19,553	34,839	40,872

	209,848	155,819	478,633	545,695

Net (loss) income from discontinued operations before gain on sale of rental real estate held for sale	(38,534)	53,614	(10,611)	218,377
Gain on sale of rental real estate held for sale	406,728	503,270	406,728	734,210

Net income from discontinued operations	$368,194	$556,884	$396,117	$952,587

In accordance with SFAS 144, net income and gain (loss) on disposition of real estate for properties sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income as “discontinued operations” for all periods presented. In addition, we separately reflect the assets and liabilities of properties held for sale or sold in the current period as “Rental real estate held for sale, net,” “Other assets related to rental real estate held for sale,” “Notes payable secured by rental real estate held for sale” and “Other liabilities related to rental real estate held for sale” in the balance sheets during the periods we deem such assets as “held for sale”.

NOTE 3—FUTURE MINIMUM RENTAL INCOME

As of September 30, 2003, future minimum rental income under the existing leases for rental real estate and rental real estate held for sale that have remaining noncancelable terms in excess of one year are as follows:

Years ending September 30,	Amount
2004	$7,081,102
2005	6,513,225
2006	4,820,580
2007	4,060,223
2008	2,970,505
Thereafter	11,840,790

Total	$37,286,425

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable lease expires.

NOTE 4—RELATED PARTY TRANSACTIONS

We acquired Northlake Festival in October 2002 and paid a fee of $150,000 to Leeward Investments, LLC, which assisted us in negotiating the transaction. Mr. Eric P. Von der Porten, formerly a director of Meredith Enterprises, Inc., is the manager for Leeward Investments, LLC. He was not directly involved in the negotiations.

Also in conjunction with the purchase of Northlake Festival, we paid a real estate brokerage commission of $100,000 to Isakson-Barnhart Properties, Inc. and we have retained Isakson-Barnhart Properties, Inc. as the property manager of that shopping center. Isakson-Barnhart Properties, Inc. manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties, Inc. manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties, Inc. equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties, Inc. a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties, Inc. supervises the project. Under this agreement, we paid a total of $30,334 to Isakson-Barnhart Properties,

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inc. in the year ended December 31, 2002 and $104,849 and $160,326 for the three- and nine-month periods ended September 30, 2003. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to Northlake Festival.

Until March 31, 2002, we had two agreements with the Advisor to provide advice on investments and to administer our day-to-day operations including property management – the Amended and Restated Advisory Agreement dated July 1, 2001 and the Amended and Restated Property Management Agreement dated July 1, 1998. Both agreements were terminated effective March 31, 2002, and since April 1, 2002, we have been fully self-administered and self-managed, other than the aforementioned property management agreement for Northlake Festival

At September 30, 2003, the Advisor and its affiliates owned 7,584 of our shares, less than 1% of our outstanding shares. Two of our directors, Patricia F. Meidell and Neal E. Nakagiri are also officers or directors of the Advisor or its affiliates. Associated Securities Corporation is an affiliate of the Advisor.

In addition, we had related party accounts payable as follows:

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Associated Securities Corporation	$30,077	$30,077

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Notes payable secured by rental real estate:
7.50% promissory note secured by a deed of trust on the Cerritos, CA property, monthly principal and interest payments are $9,238, due April 1, 2011 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five year Treasury Note yield for the seventh week prior to the Adjustment Date plus 275 basis points, but no less than the existing rate)	$1,160,758	$1,178,062
6.97% promissory note secured by our Folsom, CA property, monthly principal and interest payments of $32,567 due September 1, 2009 with a balloon payment of $4,479,793	4,859,786	4,897,784
6.97% promissory note secured by our Irvine, CA property, monthly principal and interest payments of $25,105 due September 1, 2009 with a balloon payment of $3,453,364	3,746,292	3,775,583
7.50% promissory note secured by a deed of trust on the Ontario, CA property, monthly principal and interest payments are $22,390, due March 1, 2004	2,787,819	2,828,898
6.97% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276 due September 1, 2009 with a balloon payment of $1,551,049	1,682,614	1,695,770
6.97% promissory note secured by our Tustin, CA property, monthly principal and interest payments of $30,677 due September 1, 2009 with a balloon payment of $4,219,765	4,577,701	4,613,493
7.64% promissory note secured by our Atlanta, GA property (Northlake Festival), monthly principal and interest payments of $124,753 fully amortizing with the final payment due December 1, 2027. Starting December, 2010, year 13 of the note, the interest rate increases to a minimum of 9.64%	16,503,952	16,675,547

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable, continued	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Variable rate interest only promissory note secured by our Garden Grove, CA property (Banco Popular) and land we hold for development in Garden Grove, CA. The note bears interest rate at prime plus 1.25% (5.25% At September 30, 2003) and is due in December, 2003	1,500,000	—
7.50% promissory note secured by a Deed of Trust on the Chino, CA property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate). At December 31, 2002, we classified this property as an operating property	—	863,316
8.33% promissory note secured by a Deed of Trust on the Roseville, CA property, monthly principal and interest payments are $11,510 due July 1, 2008. At December 31, 2002, we classified this property as held for sale	1,340,739	—

Subtotal – notes payable secured by rental real estate	38,159,661	36,528,453

Notes payable secured by rental real estate held for sale:
7.50% promissory note secured by a Deed of Trust on the Chino, CA property, monthly principal and interest payments are $6,836, due October 1, 2010 (rate is adjustable on the fourth and eighth anniversary years of the loan, to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date plus 200 basis points, but no less than the existing rate). At December 31, 2002, we classified this property this property as an operating property	850,025	—
8.25% promissory note secured by a Deed of Trust on the Fresno, CA property, monthly principal and interest payments are $5,244. This note was originally due August 1, 2003, but was extended in July 2003 to August 1, 2004 under the same terms	534,291	548,052
8.25% promissory note secured by a Deed of Trust on the Riverside, CA property, monthly principal and interest payments are $9,116, due November 8, 2004	1,083,419	1,096,970

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable, continued	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
8.00% promissory note secured by a Deed of Trust on the Sacramento, CA property (721 West Del Paso Road), monthly principal and interest payments are $3,126, due June 1, 2018. This loan was paid off in February 2003	—	329,503
8.33% promissory note secured by a Deed of Trust on the Roseville, CA property, monthly principal and interest payments are $11,510 due July 1, 2008. At December 31, 2002, we classified this property as held for sale	—	1,359,897
7.50% promissory note secured by a Deed of Trust on the Vacaville, CA property, monthly principal and interest payments are $10,346, due October 1, 2010. This loan was paid off in August 2003 when the property was sold	—	1,306,664

Subtotal – notes payable secured by rental real estate held for sale	2,467,735	4,641,086

Total notes payable	$40,627,396	$41,169,539

The aggregate fair value of the notes was approximately $43,005,267 at December 31, 2002, based on current lending rates, which are the approximate industry lending rates on these types of properties and these locations.

The aggregate annual future maturities at September 30, 2003 of notes payable secured by rental real estate and notes payable secured by rental real estate held for sale are as follows:

Years ending September 30,	Amount
2004	$5,300,389
2005	1,579,554
2006	555,073
2007	597,808
2008	1,821,299
Thereafter	30,773,273

Total	$40,627,396

NOTE 6—NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared by the board of directors and based on a variety of factors, including the previous quarter’s net income or (loss) from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board of directors deems appropriate.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2002, we affected a 1:3 reverse stock split. All share and per share amounts included herein have been adjusted to give effect to this split.

The 2002 Stock Incentive Plan provides for the issuance of incentive stock options, non-qualified stock options, restricted shares and other grants. The maximum number of shares that may be issued under the plan is 150,000. The option price may not be less than the fair market value of a share on the date that the option is granted, and the options generally vest either immediately or over two years. Our stockholders approved and adopted the 2002 Stock Incentive Plan in September 2002. Changes in options outstanding during the nine months ended September 30, 2003 were as follows:

	Nine months ending September 30, 2003
	Shares under option	Weighted average exercise price
Balance at the beginning of The period	—	—
Granted	91,669	$10.25
Exercised	—	—
Cancelled	—	—

Balance at end of period	91,669	$10.25

Exercisable	88,960	$10.25

Shares available for future grants	58,331

Estimated fair value of options granted during the period	$29,059

At September 30, 2003, the exercise price of shares under option was $10.25. The exercise price of all options granted in the period ended September 30, 2003 was equal to the market price on the date of grant. The options expire in 2013, and the weighted average remaining contractual life of these options is approximately 10 years.

Pro forma information regarding net income and earnings per share required by SFAS 148 was determined as if we had accounted for the employee and non-employee director stock options granted in the period ended September 30, 2003 under the fair value method of that Statement. The fair value

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the nine months ended September 30, 2003:

Risk-free interest rate	3.90%
Dividend yield	10.80%
Volatility	22.00%
Weighted average option life	10 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information, as if we had adopted SFAS 123 as discussed above, follows:

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Net income, as reported	$347,595	$398,036
Less – total stock-based compensation expense determined under the fair value based method	—	29,059

Pro forma net income	$347,595	$368,977

Net income per share:
Basic-as reported	$0.36	$0.41

Basic-proforma	$0.36	$0.38

Diluted-as reported	$0.36	$0.41

Diluted-proforma	$0.36	$0.38

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share with respect to net income:

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Numerator:
Net (loss) income from continuing operations	$(20,599)	$(213,420)	$1,919	$111,927
Net (loss) income from discontinued operations	(38,534)	53,614	(10,611)	218,377
Gain on sale of rental real estate held for sale	406,728	503,270	406,728	734,210

Net income	$347,595	$343,464	$398,036	$1,064,514

Denominator:
Denominator for basic earnings per share – weighted average shares	975,298	975,989	975,298	975,989
Effect of dilutive securities – stock options	—	—	7,749	—

Denominator for diluted earnings per share adjusted for weighted average shares	975,298	975,989	983,047	975,989

Basic earnings per share:
Net (loss) income from continuing operations	($0.02)	($0.22)	—	$0.12
Net (loss) income per share from discontinued operations	($0.04)	$0.05	($0.01)	$0.22
Income per share from gain on sale of rental real estate held for sale	$0.42	$0.52	$0.42	$0.75

Basic earnings per share	$0.36	$0.35	$0.41	$1.09

Diluted earnings per share:
Net (loss) income from continuing operations	($0.02)	($0.22)	—	$0.12
Net (loss) income per share from discontinued operations	($0.04)	$0.05	($0.01)	$0.22
Income per share from gain on sale of rental real estate held for sale	$0.42	$0.52	$0.42	$0.75

Diluted earnings per share	$0.36	$0.35	$0.41	$1.09

For the three months ended September 30, 2003, no options were included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—TAXES ON INCOME

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended, for federal income tax purposes. This requires, among a number of other organizational and operational requirements, that we distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. In addition, California and Georgia, the states in which we own and operate real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, we have not provided for federal or state income taxes in the accompanying financial statements.

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Nine months ended September 30,	2003	2002
Cash paid during the period for interest	$2,304,341	$1,067,504

Interest capitalized during the period	$86,467	—

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

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. We have separate indemnification agreements with our officers and directors that require us, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by our bylaws and the General Corporation Law of the State of Delaware. The maximum potential amount of future payments we could be required to make

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under these indemnification agreements is unlimited. However, we do currently have a directors and officer liability insurance policy that may limit our exposure and enable us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have recorded no liabilities for these agreements as of September 30, 2003.

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

On July 31, 2002, James E. Prock filed an action against us and our Chief Executive Officer, Mr. Allen Meredith, in Los Angeles County Superior Court. Mr. Prock was an employee of the Advisor and not an employee of West Coast Realty Investors, Inc. He provided services as our Chief Operating Officer from 1992 to August 2001 and as Acting Chief Operating Officer from August 2001 to March 2002. The lawsuit alleges that during the fall of 2001 and winter of 2002, we purportedly made promises to Mr. Prock that we would hire him as a full time managerial employee after we became a self-managed REIT. We settled the lawsuit in July 2003 to avoid the expenses and distraction of further litigation. Our portion of the settlement was $50,000, and our insurance company covered the balance. In addition, we have incurred approximately $125,000 in total legal fees and costs related to this matter, of which our insurance company will pay a small portion. The legal fees and costs incurred from January 1 to September 30, 2003, net of the amount to be paid by our insurance company, and our portion of the settlement are included in our results for the nine months ended September 30, 2003.

NOTE 10—SUBSEQUENT EVENTS

On September 30, 2003, our board of directors voted to establish a 401(k) profit sharing plan. We plan to implement this plan in the fourth quarter of 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

•	the commercial real estate market;

•	our future revenues;

•	our future revenue mix, net operating income and operating results;

•	our future cash requirements;

•	our critical accounting estimates;

•	competition, our competitors and our ability to compete;

•	our financial and managerial controls, reporting systems and procedures, and other systems and processes;

•	property values;

•	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease;

•	vacancies;

•	interest rates;

•	our operating costs;

•	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;

•	our ability to meet our debt obligations, including loans that mature in 2003 and 2004 that are secured by our Fresno, Garden Grove and Ontario properties;

•	the proposed sales of certain properties;

•	our ability to obtain outside financing;

•	identifying, acquiring and successfully integrating new properties:

•	the type and locations of real estate investments we may make;

•	our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;

•	our ability to successfully construct the planned shopping center on 2.5 acres in Garden Grove, California;

•	environmental risks;

•	natural disasters and other threats to our properties; and

•	the economies of the geographic areas where our properties are located.

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

At September 30, 2003, we had a real estate portfolio of 15 properties, including:

•	four light industrial properties totaling 199,578 square feet;
•	one shopping center of 321,621 square feet;
•	one restaurant property of 5,133 square feet;
•	three suburban office properties totaling 94,806 square feet;
•	five properties held for sale totaling 92,269 square feet; and
•	a 2.5 acre parcel of land held for development.

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

SIGNIFICANT RECENT EVENTS

•	On September 30, 2003, our board of directors declared a dividend of $0.25 per share for the quarter then ended, $0.05 per share lower than the previous quarter.

•	On September 30, 2003 our board of directors authorized the establishment of a 401(k) plan for our employees.

•	Wherehouse Entertainment, Inc., a tenant in our Fresno property declared bankruptcy in January 2003. Based on filings with the bankruptcy court in September 2003, we believe Wherehouse will vacate the premises on or before January 2004. Wherehouse has paid rent through October 31, 2003.

•	On August 27, 2003, we entered into a contract to sell our vacant Chino property for $2,300,000. Although we currently expect this sale to close in November 2003, we can give no assurance that we will indeed sell the property for that price at that time, or at all.

•	On August 12, 2003, we sold our vacant Vacaville property for $2,100,000, resulting in a net gain of $406,728 and net cash proceeds of approximately $550,000.

•	On June 23, 2003, we paid $1,500,000 to acquire a 4,880 square foot office building on a 0.5 acre parcel on a corner surrounded by the land we purchased in Garden Grove, CA in March 2003.

•	On March 26, 2003, we acquired a 2.5 acre parcel of undeveloped land in Garden Grove, CA for $2,200,000. We intend to construct a multi-tenant shopping center comprising approximately 30,000 square feet.

•	On March 24, 2003, we changed our name from West Coast Realty Investors, Inc. to Meredith Enterprises, Inc.

•	On March 3, 2003, we granted a total of 91,669 options to purchase our common stock to three employees and four directors at $10.25 per share, the fair market value at the date of grant. At September 30, 2003, 88,960 options were vested. To date, no options have been exercised.

•	The tenant in our Chino, CA property vacated upon the end of the lease in early April and owes approximately $75,000 in rent.

•	The tenant in our Ontario property is a subsidiary of Adelphia Communications, which has declared bankruptcy. The rent has been paid through October 31, 2003.

In the future, we believe our financial results will also be affected by the following:

•	Our ability to retain our existing lease arrangement with our tenant in bankruptcy in our Ontario property and to refinance the property upon the maturity of the related note payable

•	Our ability to either sell or re-lease our vacant Chino property, and upon the completion of the Wherehouse Entertainment, Inc. bankruptcy proceedings, to sell or re-lease the Fresno property they occupied.

•	The October 15, 2002 acquisition of Northlake Festival, a 321,000 square foot shopping center.

•	The August 2002 refinancing of four loans.

As of September 30, 2003, we had total assets of $57,818,664, total secured indebtedness of $40,627,396, total liabilities of $42,032,208 and a debt-to-total assets ratio of 73%, using amounts calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

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

During 2002 and the first six months of 2003, the total of dividends based on our quarterly dividend rate of $0.30 per share of common stock and scheduled principal amortization on notes payable exceeded our net cash provided by operating activities (excluding changes in operating assets and liabilities). To address this shortfall, we used proceeds from sales of properties and existing cash balances during this period. On September 30, 2003, our board of directors reduced the dividend for the quarter ended September 30, 2003 to $0.25 per share. For additional information regarding our cash sources and needs, see Liquidity and Capital Resources below.

RESULTS OF OPERATIONS

Quarter ended September 30, 2003 compared to the quarter ended September 30, 2002

We adopted SFAS 144 as of January 1, 2002 and designated seven California properties as held for sale: Fresno; Huntington Beach; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road). We sold the Huntington Beach property in April 2002 and the Corona property in September 2002. We sold the Vacaville property in August 2003. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In accordance with SFAS 144, we have restated the prior results of the properties designated as held for sale and the properties we sold as discontinued operations for all periods presented.

Operations for the three months ended September 30, 2003 and 2002 represented full quarters of rental operations for all of our properties we classify as continuing operations, except for the Northlake Festival, which we acquired in October 2002, and the Banco Popular property in Garden Grove, which we acquired in June 2003. The eight properties designated as held for sale or sold during 2002 are included in the line items under “discontinued operations” with revenues netted against expenses.

Rental revenue increased by $1,175,843 (152%) for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002, primarily due to the addition of revenues from Northlake Festival and offset in part by the loss of revenues from the Chino, CA property, where we recorded no revenue in the quarter ended September 30, 2003.

Interest income decreased by $14,484 (97%) for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002, due to lower average balances maintained in interest earning assets.

Interest expense increased by $277,661 (69%) for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002, due to:

•	the August 2002 refinancing of four notes payable to balances approximately $6,500,000 higher in total than their previous aggregate amount, and, to a lesser extent, the replacement in this refinancing of variable rate debt secured by our Folsom and Irvine properties by fixed rate debt bearing interest at significantly higher rates; and

•	the addition of the approximately $16,600,000 note payable secured by Northlake Festival and $1,500,000 note payable secured by the Banco Popular property.

General and administrative costs decreased by $29,799 (8%) for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002. This decrease was principally due to higher legal expenses in 2002 due to the negotiations to acquire Northlake Festival and the preparation of extensive proxy materials for the September 2002 annual meeting of stockholders, at which our stockholders adopted an amended and restated certificate of incorporation and amended and restated bylaws in addition to electing directors. In 2003, we held our annual stockholders meeting in June, and the election of directors was the only matter presented to stockholders.

Depreciation expense increased by $214,347 (205%) for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002, due largely to the addition of Northlake Festival.

Ground rent was $224,875 in 2003, due to the ground lease for Northlake Festival; we incurred no ground rent expense in 2002.

Operating expenses increased by $178,984 (182%) for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002, due largely to the addition of Northlake Festival property in October 2002.

Property tax expense increased by $102,478 (422%) for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002, primarily due to the addition of Northlake Festival.

Net loss from discontinued operations was $38,534 for the quarter ended September 30, 2003, as compared net income of $53,614 to the quarter ended September 30, 2002. This $92,148 (172%) decrease in net income from discontinued operations was primarily due to the vacancy of the Chino property for the entire quarter ended September 30, 2003 and additional interest expense on the Vacaville property due to a prepayment penalty we incurred on its sale in August 2003.

Net gain on sale of real estate held for sale was $406,728 in the three months ended September 30, 2003 due to the sale of the Vacaville property; the net gain on sale of real estate held for sale was $503,270 in the three months ended September 30, 2002 due to the sale of the Corona property. In the third quarter of 2001, we wrote the value of the Vacaville property down by $1,200,000 to $1,500,000 based on an MAI appraisal; the above gain incorporates the write down in 2001.

Net income for the three months ended September 30, 2003 was $347,595, compared to net income of $343,464 in the three months ended September 30, 2002. This slight increase in net income was primarily due to excess of revenue over expenses from the Northlake Festival property more than offsetting the higher gain on sale of rental real estate held for sale in 2002.

The diluted weighted average number of shares outstanding (after adjusting for the November 15, 2002 1:3 reverse stock split) was 975,298 and 975,989 for three months ended September 30, 2003 and 2002, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution increased to $0.36 in the three months ended September 30, 2003 from net income per share of $0.35 in the three months ended September 30, 2002.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Operations for the nine months ended September 30, 2003 and 2002 represented full periods of rental operations for all of our properties we classify as continuing operations, except for Northlake Festival, which we acquired in October 2002, and the Banco Popular property in Garden Grove, which we acquired in June 2003. The eight properties designated as held for sale or sold during 2002 are included in the line items under “discontinued operations” with revenues netted against expenses.

Rental revenue increased $3,463,784 (147%) for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, primarily due to the addition of revenues from Northlake Festival.

Interest income decreased by $13,880 (59%) for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002 due to lower balances in interest earning accounts.

Interest expense increased $1,182,599 (138%) for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, due to:

•	the August 2002 refinancing of four notes payable to balances approximately $6,500,000 higher in total than their previous aggregate amount, and, to a lesser extent, the replacement in this refinancing of variable rate debt secured by our Folsom and Irvine properties by fixed rate debt bearing interest at significantly higher rates; and

•	the addition of the approximately $16,600,000 note payable secured by Northlake Festival and $1,500,000 note payable secured by the Banco Popular property.

General and administrative costs increased $360,851 (43%) for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. This increase was principally due to higher legal expenses (including amounts related to our defense of the claim by James Prock), the costs of relocating our corporate office and our hiring one new employee and engaging a consultant to perform functions previously performed by the Advisor.

Depreciation expense increased by $485,613 (155%) for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, due largely to the addition of Northlake Festival.

Ground rent was $686,528 in 2003, due to the ground lease for Northlake Festival; we incurred no ground rent expense in 2002.

Operating expenses increased by $542,375 (283%) for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, due largely to the addition of Northlake Festival.

Property tax expense increased by $301,946 (433%) for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, primarily due to the addition of Northlake Festival.

Net loss from discontinued operations for the nine months ended September 30, 2003 was $10,611 as compared to net income of $218,377 for the nine months ended September 30, 2002. This $228,988 (105%) decrease in net income from discontinued operations was primarily due to our receiving no revenue from the vacant Chino property in 2003 and no revenues from the Huntington Beach and Corona properties in 2003, which we sold in April 2002 and September 2002, respectively.

Net gain on sale of real estate held for sale was $406,728 for the nine months ended September 30, 2003 due to the sale of the Vacaville property; the net gain on sale of real estate held for sale was $734,210 in the nine months ended September 30, 2003 due to the sales of the Huntington Beach and Corona properties.

Net income for the nine months ended September 30, 2003 was $398,036, compared to net income of $1,064,514 in the nine months ended September 30, 2002. This decrease in net income was primarily due to the higher gains on sales of rental real estate held for sale in 2002, offset in part in 2003 by higher revenue from the Northlake Festival property. The decrease in net income from 2002 also reflects higher interest, property expenses and general and administrative expenses, and, to a lesser extent, the lack of revenue from the Chino property in 2003.

The diluted weighted average number of shares outstanding (after adjusting for the November 15, 2002 1:3 reverse stock split) was 983,047 and 975,989 for nine months ended September 30,

2003 and 2002, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution decreased to $0.41 in the nine months ended September 30, 2003 from net income per share of $1.09 in the nine months ended September 30, 2002.

INFLATION

Inflation and changing prices have not had a material effect on our operations.

LIQUIDITY AND CAPITAL RESOURCES

We have both short-term and long-term needs for liquidity and capital resources. In the near term, we need to fund dividends to our stockholders, principal payments on notes payable, minor capital expenditures on existing properties and leasing commissions. Also in the near term, we intend to fund the development and construction of a shopping center on the 2.5 acres of land we own in Garden Grove, CA, as well as other development and construction activities related to new properties we may acquire. We are in the preliminary stages of developing and constructing the Garden Grove shopping center and do not yet know the total costs we will incur to complete the project. We intend to keep cash balances on hand for reserves to meet unexpected cash requirements. We believe our properties are in good condition without significant deferred maintenance obligations. Many of our properties are leased under “triple-net” leases, which reduce our risk pertaining to excessive maintenance and operating costs. In the longer term, we need to fund asset acquisitions, major capital expenditures and balloon payments on notes payable.

The following table presents our contractual cash obligations as of September 30, 2003:

Contractual Obligations	Less Than One year	One to Three Years	Three to Five Years	Over Five Years	Total
Notes payable secured by rental real estate and real estate held for sale	$5,300,389	$2,134,627	$2,419,107	$30,773,273	$40,627,396
Minimum payments due under the ground lease for Northlake Festival	600,000	1,200,000	1,200,000	29,400,000	32,400,000

Total Contractual Cash Obligations	$5,900,389	$3,334,627	$3,619,107	$60,173,273	$73,027,396

In addition to the payments due in the table above, we have a lease commitment for our corporate office for approximately $7,000 per month through February 2005, and we also have two employment contracts with officers (see Note 9 of the Notes to the consolidated financial statements included under Item 1 herein).

Our primary source of liquidity to fund quarterly dividend distributions, monthly principal payments on notes payable and minor capital expenditures is our cash flow from operating activities. To qualify as a REIT for federal income tax purposes, we must, among other things, distribute annually at least 90% of our REIT taxable income (excluding capital gains). Accordingly, we have paid, but are not contractually bound to make, regular quarterly dividends to our stockholders. As disclosed in detail in the section below entitled Risk Factors That May Affect Future Results, we face numerous risks in connection with our real estate investments and the financing secured by those assets. As a result of these and other risks, our cash flow from operating activities has decreased and may again decrease in the future.

During 2002 and the first six months of 2003, the total of (a) dividends based on our quarterly dividend rate of $0.30 per share of common stock and (b) scheduled principal amortization on notes payable exceeded our net cash provided by operating activities (excluding changes in operating assets and liabilities). To address this shortfall, we used proceeds from sales of properties and existing cash balances. In light of our decreased cash flow, our board of directors voted on September 30, 2003 to reduce the dividend for the quarter ended September 30, 2003 to $0.25 per share, or $1.00 per share on an annualized basis. This reduction will result in aggregate dividend payments that are approximately $195,000 lower on an annualized basis than they would have been at the former quarterly rate of $0.30 per share (an annualized rate of $1.20 per share). To the extent that our cash flow continues to decease, we may elect to decrease the dividend rate further or eliminate the dividend entirely, except that we intend to pay dividends as required to maintain our status as a REIT for tax purposes. We may also use the net proceeds from property sales to fund dividends and other near term liquidity needs, even though we would prefer to use those proceeds for longer-term purposes.

At September 30, 2003, our total investments in rental real estate and rental real estate held for sale totaled $54,835,093 for our 15 properties and our land held for development. Depending upon the availability and cost of external capital, we anticipate making additional investments in suburban office, retail shopping center and light industrial properties, although we may make other types of investments.

We intend to fund the acquisition of new properties, major capital expenditures and balloon payments on notes payable from:

•	existing cash balances (subject to maintaining reasonable cash reserves);

•	the proceeds of refinancing of selected existing mortgage debt to higher balances; and

•	the proceeds from asset sales.

To increase our financial flexibility, we may consider other sources of possible funding, including raising equity by selling shares of common stock, entering into joint ventures or obtaining a revolving line of credit, although we can provide no assurance that we will be successful in any of these possible efforts.

On September 24, 2002, our stockholders voted to amend and restate our certificate of incorporation and bylaws to, among other items, eliminate the limit on our leverage. Unlike our previous certificate of incorporation and bylaws, these new organizational documents do not limit the amount of debt that we may incur. We have adopted a policy that we shall not incur any additional liabilities if, after giving effect to the additional liabilities, total liabilities would exceed 65% of what the board of directors believes is the fair market value of our portfolio. If we decide to change this policy to increase the percentage of debt we incur above 65% of our overall portfolio fair market value, we will implement the change only after we seek and obtain the approval of the holders of a majority in voting power of our outstanding shares. Given our current debt-to-total-assets ratio, we are unlikely to increase our leverage materially other than to finance the construction of the Garden Grove shopping center.

As noted above, asset sales are an important source of funds for both short- and long-term purposes. On August 13, 2003, we sold our Vacaville property for $2,100,000, resulting in a net gain of $406,728 and net cash proceeds of approximately $550,000. We have used or expect to use these net proceeds to pay dividends and for working capital. On August 27, 2003, we entered into a contract to sell our vacant Chino property for $2,300,000. Although we currently expect this sale to close in November 2003, we can give no assurance that we will indeed sell the property for that price at that time, or at all. We expect to use the estimated $1,250,000 in net cash proceeds from this sale for general corporate purposes such as working capital, repayment of notes payable or capital improvements. As of September 30, 2003, we have four other properties designated as held for sale: Fresno; Riverside; and two Sacramento properties (717 and 721 West Del Paso Road). We anticipate using the net cash proceeds from any sales of those properties for general corporate purposes.

In light of the foregoing, we believe our liquidity and various sources of capital described above are sufficient to meet both our short-term and long-term needs.

CASH FLOWS IN 2003

Our cash resources decreased $2,909,996 during the nine months ended September 30, 2003. During 2003, cash provided by operating activities was $1,147,860, primarily from net income adjusted for non-cash items such as depreciation, amortization and gain on sale of rental real estate held for sale. Investing activities in 2003 resulted in a $2,622,322 net use of cash resources primarily for purchase of the Banco Popular property and the land held for future development. Financing activities used $1,435,534, largely from the payment of dividends to our stockholders and principal payments on notes payable secured by rental real estate and notes payable secured by rental real estate held for sale, including the pay off of two notes secured by the Vacaville and Sacramento, CA (721 West Del Paso Road) properties and offset, in part, by the proceeds from notes payable issued during the period.

CASH FLOWS IN 2002

Our cash resources increased $3,318,356 during the nine months ended September 30, 2002. During 2002, cash provided by operating activities was $503,637, primarily from net income adjusted for non-cash items such as depreciation, amortization and gain on sale of rental real estate held for sale. Investing activities in 2002 resulted in a net use of cash of $648,436, primarily from the sale of rental real estate held for sale and partially offset by deposits and acquisition costs. For the nine months ended September 30, 2002, financing activities provided $3,463,155, due largely to the August 2002 refinancing of four loans and offset in part by principal payments on notes payable secured by rental real estate and notes payable secured by rental real estate held for sale.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that we believe are reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. We have described our material accounting policies in the portion of Item 1 above entitled Summary of Accounting Policies. We believe the critical accounting policies and estimates that have or are likely to have a material impact on our consolidated financial statements are described below.

Revenue Recognition — We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income, which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred, except for several tenants where the revenue is recognized when the revenue is billable to the tenant under the lease. Rents due, but not yet collected, are recognized to the extent determined by management to be collectible. We believe that the likelihood of collection of amounts due over six months old is low. As of September 30, 2003, we have provided for uncollectible receivables, on a case-by-case basis, approximately $80,000.

Capital Expenditures — We capitalize those expenditures related to conducting significant rehabilitation of existing assets and extending the useful life of existing assets. These expenditures are depreciated over estimated useful lives determined by management. We expense certain improvements related to the operation of our properties, as well as those expenditures necessary to maintain our property in ordinary operating condition. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

Real Estate — We record real estate assets at the lower of cost or fair value if impaired. Costs incurred to unaffiliated third parties for the acquisition of properties are capitalized.

We evaluate the recoverability of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Our assessment of recoverability of our real estate assets includes, but is not limited to, recent operating results, expected cash flows, discussions with real estate professionals familiar with the area and the property and our plans for future operations.

Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. We stop recording depreciation on a property once it is classified as “held for sale.”

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires that the assets and liabilities and the results of operations of any properties that have been sold since the adoption of SFAS 144, or otherwise qualify as held for sale as of September 30, 2003, be presented as discontinued operations in our consolidated financial statements in both current and prior periods presented. The real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. We do not record depreciation on assets classified as held for sale.

In accordance with SFAS 144, our investments in real estate are carried at cost and are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of values are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted.

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

NEW ACCOUNTING PRONOUNCEMENTS

Information on new accounting pronouncements is contained in that heading “Summary of Accounting Policies” under Item 1 in this Report on Form 10-Q.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Stockholders should carefully consider the risks described below. These risks are not the only ones we face. Additional risks not presently known to us or that we currently consider immaterial may also materially impair our business operations and hinder financial performance, including our ability to pay dividends to our stockholders.

Risks Due to Investment in Real Estate

Decreased yields from an investment in real property may result from factors that may cause a decrease in revenues or values or an increase in operating expenses.

Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If our properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our results of operations and ability to pay dividends to stockholders and to pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located can affect occupancy, market rental rates and expenses, which in turn can affect the revenues from the properties and their underlying values. The financial results of major local employers may also affect the revenues and value of some properties. Other factors include:

•	the general economic climate;

•	local conditions in the areas in which properties are located, such as an oversupply of properties like ours or a reduction in the demand for properties like ours;

•	the attractiveness of the properties to tenants; and

•	competition from other properties like ours.

Our tenants may go bankrupt.

Our tenants may file for bankruptcy protection or become insolvent in the future. Currently, one of our tenants and the parent company of another tenant have filed for bankruptcy protection. We cannot evict a tenant solely because of its bankruptcy. A court might authorize the tenant to reject and terminate its lease with us. We believe our lease with one tenant in our Fresno property will be rejected by the bankruptcy court and the tenant will vacate on or before January 2004. In the case where the lease is terminated by the bankruptcy court, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full.

Our tenants may not renew their leases.

We cannot predict whether current tenants will renew their leases upon the expiration of their terms or whether current tenants will attempt to terminate their leases before they expire. Because the tenants in our Irvine, CA and Tustin, CA properties are either subletting the property or not fully using the property for their operations, and they may be less likely to re-lease the properties when the leases expire or may re-lease a smaller space. Further, the leases for our two Sacramento, CA properties (717 and 721 West Del Paso Road) will expire in March 2004, and we do not expect our current tenants will renew those leases. If we are unable to promptly sell significant vacant properties or re-lease or renew the leases for them, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to pay dividends to stockholders and to pay amounts due on our debt may be adversely affected.

We may be unable to lease vacant space in our properties.

To lease vacant space, we may need to pay substantial leasing commissions and renovation costs. We may acquire properties that are not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with those properties until they are fully leased. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property from a vacancy or other reason. In addition, because many of our leases are “triple-net” leases that make the tenant responsible for property taxes, insurance and maintenance, we, and not the tenant would bear such costs, once the tenant no longer leases the property for any reason. We could sustain a loss as a result of foreclosure on the property if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. As a result, our ability to pay dividends to our stockholders could be adversely affected.

Investments in newly acquired properties may not perform as we expect.

In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. We can give no assurance, however, that we will have the financial resources to make suitable acquisitions or that properties that satisfy our investment policies will be available for acquisition. The acquisition of property entails risks that investments will fail to perform in accordance with expectations. Those risks may include financing not being available on favorable terms or at all. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. Although we evaluate the physical condition of each new property before we acquire it, we may not detect some defects or necessary repairs until after we acquire the property. This could significantly increase our total acquisition cost, which could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt.

The value of our property interests depends on conditions beyond our control.

General and local economic conditions, neighborhood values, competitive overbuilding, weather, casualty losses and other factors beyond our control may adversely affect real property income and capital appreciation. We are unable to determine the precise effect, if any, the performance of the worldwide or U.S. economies will have on us or on the value of our common stock.

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

In the markets we have targeted for future acquisition of properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than we do. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a corresponding decrease in property yields. We can give no assurances that we can reinvest the proceeds realized from the disposition of assets into new assets that will produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. To the extent that we are unable to reinvest those proceeds, or if the properties we acquire with those proceeds produce a lower rate of return than the properties we disposed, those results may have a material adverse effect on us.

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

All of our properties are located in developed areas where we face substantial competition from other properties and from other real estate companies who may develop or renovate competing properties. The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our properties, the rents we charge and our acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt.

Our geographic concentration of properties in California and Georgia may adversely affect us.

Our portfolio is located entirely in California and Georgia. Economic conditions in, and other factors relating to, California and Georgia, including supply and demand for properties, zoning and other regulatory conditions and competition from other properties, could adversely affect our performance. In that regard, these regions have in the past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to pay dividends to stockholders and to pay amounts due on our debt could be materially adversely affected.

We depend on single tenants in many of our properties, and some of them represent a significant percentage of our revenues.

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. In the three months ended September 30, 2003, two tenants, the California Independent System Operator Corporation and Safeguard Business Systems, Inc. accounted for 10% and 8%, respectively, of our total rental revenue, including discontinued operations. A tenant may attempt to terminate its lease before its scheduled term, or we may be unable to renew the lease with the tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income and reduced funds from operations. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

Northlake Festival represents a significant percentage of our revenues.

The Northlake Festival accounted for approximately 50% of our total rental revenue, including discontinued operations. If economic conditions in the area of Northlake Festival become depressed and the performance of that center is adversely affected, our overall financial condition and results of operations will be adversely affected as well.

Construction and development risks could adversely affect our profitability.

We currently are renovating some of our properties and may in the future renovate or build other properties, including tenant improvements required under leases. Further, in March 2003, we acquired undeveloped land and intend to build an approximately 30,000 square foot shopping center on the land. We may incur renovation or development costs for a property that exceed our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation or development of a property on schedule, which could result in increased debt service expense or construction costs and loss of rents until the property is ready for occupancy. Additionally, the time required to recoup our renovation and construction costs and to realize a return, if any, on such costs can often be lengthy.

We may be unable to implement our growth strategy and may fail to identify, acquire or integrate new acquisitions.

Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for acquisition, complete acquisitions on favorable terms, successfully integrate acquired properties and obtain financing to support expansion. We can give no assurances that we will be successful in implementing our growth strategy, that growth will indeed occur at all or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse affect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. We intend to acquire properties that meet our investment criteria. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

We may suffer uninsured and underinsured losses, and our insurance coverage may be limited.

We carry (or require our tenants to carry) liability, fire, extended coverage and rental loss insurance on our properties. This insurance has policy specifications, limits and deductibles.

We do not carry flood and earthquake insurance for our properties. In addition, some types of extraordinary losses (such as those resulting from civil unrest or acts of war) are not generally insured (or fully insured against) because they are either uninsurable or not economically insurable. In addition, we do not carry insurance coverage for environmental liabilities. If an uninsured or underinsured loss occurs to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any loss of that nature could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt.

Adverse changes in laws may affect our potential liability relating to the properties and our operations.

Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to tenants in the form of higher rents (or charges on triple-net leases), and may adversely affect our cash available for distribution and our ability to pay dividends to stockholders and to pay amounts due on our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt.

Compliance with laws benefiting disabled persons may increase our costs and adversely affect our performance.

A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and restrictions on construction or completion of renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. We are a defendant in one California civil lawsuit in which the plaintiffs have alleged violations of the Americans with Disabilities Act, and we cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any.

We may have liability under environmental laws.

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. Thus, we may have liability with respect to properties we have already sold. If unidentified environmental problems arise, we may have to take extensive measures to remediate the problems, which could adversely affect our cash flow and our ability to pay dividends to our stockholders because:

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

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of September 30, 2003, we had total assets of $57,818,664, total secured indebtedness of $40,627,396, total liabilities of $42,032,208 and a debt-to-total assets ratio of 73%, using amounts calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

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

Any of the foregoing could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt.

We may be unable to renew, repay or refinance our debt financing.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. In many of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase due to rising interest rates.

We have incurred and may in the future again incur debt that bears interest at a variable rate. As of September 30, 2003, we have one note payable in the amount $1,500,000 that bears interest at a variable rate. If we are successful in obtaining a construction loan for the development and construction of our Garden Grove shopping center, that loan may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to pay dividends to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to expect a higher dividend yield, which could adversely affect the market price of our common stock.

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

Our common stock has been listed on the American Stock Exchange since October 31, 2002. Trading volumes to date have been relatively light, and the market price may not reflect the fair market value of our common stock at any particular moment. Stockholders are cautioned that prior sales data do not necessary indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common stock can also be influenced by the dividend on our common stock relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock. In addition, the value of our common stock could be adversely affected by general market conditions or market conditions of real estate companies in general.

We cannot assure stockholders that we will be able to make future dividend payments at any particular rate, or at all.

While we have declared quarterly dividends on our common stock regularly in the past, the declaration and payment of dividends is subject to the discretion of our board of directors. Any determination as to the payment of dividends, as well as the level of those dividends, will depend on, among other items, our financial results and condition, general economic and business conditions, our strategic plans and contractual, legal and regulatory restrictions on our ability to pay dividends. During 2002 and the first six months of 2003, the total of dividends based on our quarterly dividend rate of $0.30 per share of common stock and scheduled principal amortization on notes payable exceeded our net cash provided by operating activities (excluding changes in operating assets and liabilities). To address this shortfall, we used proceeds from sales of properties and existing cash balances. On September 30, 2003, our board of directors reduced the dividend for the quarter ended September 30, 2003 to $0.25 per share. We cannot assure stockholders that we will maintain this quarterly dividend level or that we will pay dividends in any future period.

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

A number of the provisions in our certificate of incorporation and bylaws have or may have the effect of deterring a takeover of the company. These provisions include:

•	REIT protective provisions that limit stock ownership to 5.0% for anyone other than Mr. Allen Meredith, our President, Chairman and Chief Executive Officer;

•	a classified board of directors with staggered, three-year terms;

•	provisions giving the board of directors sole power to set the number of directors;

•	provisions giving stockholders the right to remove directors only for cause and only by the affirmative vote of a majority of the total voting power of the outstanding shares;

•	prohibition on stockholders from calling special meetings of stockholders; and

•	establishment of advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law provides, in relevant part, that the corporation shall not engage in any business combination for a period of three years following the time on which such stockholder first becomes an “interested stockholder” unless

(a)	before the stockholder first becomes an “interested stockholder,” the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an “interested stockholder” (the board of directors has approved Mr. Meredith becoming an “Interested Stockholder”),

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

We have entered into change of control agreements with Mr. Meredith, our President, Chairman and Chief Executive Officer and Mr. Wingard, our Chief Financial Officer providing for the payment of money to them upon the occurrence of a change of control, as defined in these agreements. If, within one year following a change of control, either Mr. Meredith or Mr. Wingard resigns or is terminated, we will make a severance payment equal to a portion of the executive’s base salary, his average bonus over last three years and medical and other benefits. Based upon their current salaries and benefit levels, this provision would result in payments totaling at least $200,000 to Mr. Meredith and $125,000 to Mr. Wingard. The agreements with Mr. Meredith and Mr. Wingard may deter changes of control because of the increased cost for a third party to acquire control of us, thus limiting the opportunity for stockholders to receive a premium for our common stock over then-prevailing market prices.

Tax Risks

Although we believe we are organized and are operating so as to qualify as a REIT under the Internal Revenue Code, we cannot give assurances that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified.

We may incur tax liabilities as a consequence of failure to qualify as a REIT.

Qualification as a REIT involves the both application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT in 2003, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources represent more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply. Even if those relief provisions apply, a tax would be imposed with respect to excess net income, which could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. We cannot give assurances that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost. This treatment would reduce funds available for investment or distributions to stockholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make, and indeed may not make, distributions to stockholders. To the extent that distributions to stockholders would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Further, to maintain our real estate investment trust status, we may borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings.

Gain on disposition of assets deemed held for sale in the ordinary course is subject to 100% tax.

We currently are attempting to sell five of our properties. If we sell any of our properties, the Internal Revenue Service may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business. Gain from this kind of sale generally will be subject to a 100% tax. Whether an asset is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances of the sale. Although we will attempt to comply with the terms of safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be so characterized, we cannot assure stockholders that we will be able to do so.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2002, all of our debt instruments had fixed rates, and we did not have exposure to market risk for changes in interest rates. As of September 30, 2003, only one note payable, in the amount of $1,500,000, carries a variable interest rate. Unless and until we obtain other variable rate loans, changes in market interest rates will only affect the rate of that one variable rate loan. We have in the past and may in the future, however, obtain loans that bear interest at a variable rate. In the past, we have borrowed to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We periodically evaluate the level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We did not have any derivative financial instruments on September 30, 2003 or December 31, 2002. A hypothetical 10% increase in interest rates on our variable rate debt would be immaterial to our results of operations and cash flows for the three months ended September 30, 2003 and 2002.

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

Many of our fixed rate loans have significant balloon payments that we will need to refinance at maturity, possibly at unfavorable rates. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk. We can give no assurances that fixed rate, long-term debt will be available to us at advantageous pricing, or at all.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATON

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

On July 31, 2002, James E. Prock filed an action against us and our Chief Executive Officer, Mr. Allen Meredith, in Los Angeles County Superior Court. Mr. Prock was an employee of the Advisor and not an employee of West Coast Realty Investors, Inc. He provided services as our Chief Operating Officer from 1992 to August 2001 and as Acting Chief Operating Officer from August 2001 to March 2002. The lawsuit alleges that during the fall of 2001 and winter of 2002, we purportedly made promises to Mr. Prock that we would hire him as a full time managerial employee after we became a self-managed REIT. We settled the lawsuit in July 2003 to avoid the expenses and distraction of further litigation. Our portion of the settlement will be $50,000, and our insurance company will cover the balance. In addition, we have incurred approximately $125,000 in total legal fees and costs related to this matter, of which our insurance company will pay a small portion. The legal fees and costs incurred from January 1 to September 30, 2003, net of the amount to be paid by our insurance company and our portion of the settlement, are included in our results for the nine months ended September 30, 2003.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

No.	Description

31	Certifications of Allen K. Meredith and Charles P. Wingard pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Allen K. Meredith and Charles P. Wingard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	REPORTS ON FORM 8-K

•	On August 25, 2003 we filed a Current Report on Form 8-K dated August 13, 2003 under Item 5 concerning the sale of our Vacaville property. No financial statements were filed.

•	On September 10, 2003 we filed a Current Report on Form 8-K August 27, 2003 under Item 5 announcing a contract to sell our Chino property. No financial statements were filed.

SIGNATURES

Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meredith Enterprises, Inc.

Date: October 29, 2003	/s/ Charles P. Wingard

Charles P. Wingard Chief Financial Officer (principal financial and accounting officer)