Form 10-K
period 2003-12-31
MEREDITH ENTERPRISES INC
filed 2004-03-26
CIK 858346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2)     Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity of the registrant’s common stock held by non-affiliates was $9,540,136 as of June 30, 2003.

As of March 12, 2004, there were 975,298 shares of the registrant’s common stock outstanding.

Documents incorporated by reference. None

MEREDITH ENTERPRISES, INC.

(formerly West Coast Realty Investors, Inc.)

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

PART I

ITEM 1.	BUSINESS

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

At December 31, 2003, we had a real estate portfolio of 12 properties, including:

•	three light industrial properties totaling 151,225 square feet;

•	one shopping center of 321,621 square feet;

•	one restaurant facility of 5,133 square feet;

•	three suburban office properties representing 94,806 square feet; and

•	four properties held for sale totaling 53,715 square feet.

In addition to the above, we own a 2.5 acre parcel of undeveloped land in Garden Grove; we intend to construct a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel. All of our properties are located in California and Georgia. Because our only Georgia property is our Northlake Festival retail center in Atlanta, any reference in this report to the location of any other property is to a city in California.

Our executive offices are located at 3000 Sand Hill Road Building 2, Suite 120, Menlo Park, California 94025, and our telephone number is (650) 233-7140.

Business Strategies

Our business objective is to increase stockholders’ long-term total return through dividends and the appreciation in value of our common stock.

We seek to grow our asset base through (1) the acquisition of suburban office, retail shopping center and light industrial properties, (2) the acquisition of portfolios of similar properties, (3) the rehabilitation and repositioning of suburban office, retail shopping center and light industrial properties and (4) purchasing parcels of undeveloped land and constructing suburban office, retail shopping center or light industrial properties on them. Our strategy is to operate in markets that demonstrate superior economic growth while restrained by entitlement limitations of similar properties. We intend to continue to target selected California and Southeastern markets where assets are currently owned, and we can benefit from our real estate expertise and access to superior properties introduced by high quality brokers. Specific strategies include:

•	increasing cash flow through new net leases for existing properties;

•	evaluating and refinancing of existing and new properties;

•	development of suburban office, retail shopping center and light industrial properties;

•	rehabilitation, repositioning and disposing of non-strategic properties;

•	reinvesting sales proceeds into new properties; and

•	expanding our sources of private and institutional real estate capital for future acquisition purposes.

Significant Recent Events

•	On February 10, 2004, we granted options to purchase 53,335 shares of our common stock to employees and directors at the then market price of $16.00 per share;

•	On March 2, 2004, we paid the balance due of $2,764,432, pursuant to its terms, on our loan secured by our Ontario property;

•	In March 2004, we extended the due date on the loan secured by our Banco Popular property for three months to June 18, 2004 at the same variable interest rate and interest only payment schedule; and

•	We have extended the term of the lease on the two Sacramento properties (Java City) to July 31, 2004, under the same terms, when we expect the tenant to move out and stop paying rent.

Significant Events During 2003

•	On December 19, 2003, we sold our property in Cerritos for a gross sales price of $3,740,000;

•	Wherehouse Entertainment, Inc., a tenant in our Fresno property declared bankruptcy in January 2003 and vacated the premises on November 30, 2003;

•	On November 25, 2003, we sold our vacant property in Chino for gross sales price of $2,300,000;

•	During the fourth quarter of 2003, we established a 401(k) plan for our employees;

•	On September 30, 2003, our board of directors declared a dividend of $0.25 per share for the quarter then ended, $0.05 per share lower than the previous quarter;

•	On August 12, 2003, we sold our vacant Vacaville property for gross sales price of $2,100,000;

•	On June 23, 2003, we paid $1,500,000 to acquire a 4,880 square foot office building on a 0.5 acre parcel on a corner surrounded by the land we purchased in Garden Grove in March 2003;

•	The tenant in our Chino property vacated upon the end of the lease in early April and owes approximately $75,000 in rent;

•	On March 26, 2003, we acquired a 2.5 acre parcel of undeveloped land in Garden Grove for $2,200,000; we intend to construct a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel;

•	On March 24, 2003, we changed our name from West Coast Realty Investors, Inc. to Meredith Enterprises, Inc; and

•	On March 3, 2003, we granted a total of 91,669 options to purchase our common stock to three employees and four directors at $10.25 per share, the fair market value at the date of grant.

Significant Events During 2002

•	We became a self-managed REIT upon the termination of our agreement with the Advisor;

•	We sold the Huntington Beach and Corona properties for a gross sales price of $3,800,000

•	The tenant in our Ontario property, Adelphia Communications, declared bankruptcy. The rent has been paid through March 31, 2004;

•	We refinanced four loans to a base fixed interest rate of 6.97% and we received net proceeds of approximately $6,500,000 from this refinancing;

•	We listed our common stock on the American Stock Exchange under the symbol “MPQ”;

•	We restated our certificate of incorporation to implement a one-for-three reverse stock split; and

•	On October 15, 2002, we purchased the Northlake Festival Shopping Center in Atlanta, Georgia for approximately $21,000,000.

Significant Events During 2001

•	We reorganized our business by electing a new board of directors at our annual meeting of stockholders, accepting the resignations of all of our previous directors;

•	Allen Meredith became our first employee and was appointed our new Chairman of the Board, President and Chief Executive Officer;

•	We listed four of our retail properties for sale because their operations are not consistent with our business strategy;

•	We appointed Charles Wingard as our acting Chief Financial Officer and he became an employee; and

•	We began evaluating our strategic goals, including the disposition of certain properties, primarily properties with retail operations that are inconsistent with our new investment objectives. Based on appraisals and holding periods, we determined in conjunction with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of six properties were less than their carrying values at September 30, 2001. As a result, in the third quarter of 2001, we recorded an impairment loss totaling $3,800,000, primarily related to the Riverside and Vacaville properties, measured as the amount by which the carrying amount of the asset exceeded its fair value.

Our Policies for Investment, Financing, and Conflicts of Interest

Our bylaws do not restrict the types of transactions that we may enter into and do not restrict transactions between affiliates and the company. Our investment policies, financing policies and conflict of interest policies are set by our board of directors The board of directors has adopted the policies summarized below, including the Code of Business Conduct and Ethics we adopted on March 22, 2004 pursuant to new requirements of the American Stock Exchange. Our board may amend or revise them from time to time, however, without a vote of our stockholders, except that

(1)	changes in our conflict of interest policies must be approved by a majority of the independent directors and otherwise be consistent with legal requirements; and

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

Financing Policies

Our organizational documents do not limit the amount of debt we may incur. We have adopted a policy that we shall not incur any additional liabilities if, after giving effect to the additional liabilities, total liabilities would exceed 65% of what the board of directors believes is the fair market value of our total portfolio. Fair market value for this purpose may differ from the amounts reported on our December 31, 2003 financial statements prepared under generally accepted accounting principles because the financial statements reduce the value of the assets by accumulated depreciation and do not record any appreciation in value above the cost of the property. We may, however, from time to time re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of our real estate assets, growth and acquisition opportunities and other factors. If we decide to change this policy to increase the percentage of debt we incur, we will implement the change only after we seek and obtain the approval of the holders of a majority in voting power of our outstanding shares. Modification of this policy may adversely affect the interests of our stockholders.

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

Our board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the American Stock Exchange, related party transactions are subject to appropriate review and oversight by the our Audit Committee, which is composed of John H. Redmond (its chair), Patricia F. Meidell and James P. Moore.

Our bylaws contain a provision providing in summary as follows: Any director, affiliate, officer, employee or agent of the company may acquire, own, hold, and dispose of shares of the company’s capital stock for his individual account, and may exercise all rights of a stockholder to the same extent and in the same manner as if he were not a director, officer, employee, or agent of the company. Any director, affiliate, officer, employee, or agent of the company may have personal business interests and may engage in personal business activities. These interests and activities may include the acquisition, syndication, holding, management, operation or disposition, for his own account or for the account of others, of interests in mortgages, interests in real property including, but not limited to, real property investments presented to and rejected by the company, or interests in persons engaged in the real estate business. Any director, officer, employee, or agent of the company may (a) be interested as director, officer, director, stockholder, partner, member, advisor, or employee of or otherwise have a direct or indirect interest in any person who may be engaged to render advice or services to the company, and (b) receive compensation from that person as well as compensation as director, affiliate, officer, or otherwise from the company. None of these activities shall be deemed to conflict with his duties and powers as director, officer, employee, or agent. Any director, affiliate, officer, employee, or agent of the company may engage with or for others in business activities of types conducted by the company and shall not have any obligation to present to the company any investment opportunities which come to them other than in their capacities as directors, officers, employees, or agents, regardless of whether those opportunities are within the company’s investment policies. Notwithstanding the foregoing, each director must disclose to the company any interest he has in any investment opportunity presented to the company and any interest he knows to be held by any person of which he is an affiliate, and in the event of a conflict between the foregoing policy and our Code of Business Conduct and Ethics described below, the code shall govern.

New Code of Business Conduct and Ethics

On March 22, 2004, our board of directors adopted a Code of Business Conduct and Ethics as required by the rules of the American Stock Exchange and the federal Sarbanes-Oxley Act. Our code is designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications we make;

(3)	compliance with applicable governmental laws, rules and regulations;

(4)	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5)	accountability for adherence to the code.

We have posted a copy of the code on our corporate website, www.meredithreit.com.

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

Employees

As of December 31, 2003, we had four full time employees. None of these employees is covered by any collective bargaining agreements.

Company Website

To view links to our current and periodic reports free of charge, please go to our website at www.meredithreit.com. We make these postings as soon as reasonably practicable after our filings with the SEC.

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

Industry Segments

We have one reportable segment- real estate. We do not have foreign operations and our business is not seasonal. Statement of Financial Accounting Standard No. 131 (“SFAS No. 131”) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. See “Notes to Consolidated Financial Statements” which are part of this annual report, for further discussion.

Insurance

We carry (or require our tenant to carry on our behalf) comprehensive general liability, fire, extended coverage and rental loss insurance on all of our properties, with policy specifications, insured limits and deductibles customarily carried for similar properties. We intend to carry similar insurance with respect to our properties under construction, but with appropriate exceptions given the nature of these properties.

The Terrorism Risk Insurance Act of 2002 was signed into law on November 26, 2002. The law provides that losses resulting from certified acts of terrorism will be partially reimbursed by the United States after the insurance company providing coverage pays a statutory deductible. The law also requires that the insurance company offer coverage for terrorist acts for an additional premium. Our policies in effect during 2002 and 2003 did not exclude coverage for terrorist acts and we paid no additional premium for coverage under the Terrorism Risk Insurance Act of 2002, although we may pay additional amounts in the future for such coverage.

We believe that our properties are adequately covered by insurance. There are, however, some types of losses (such as losses arising from civil unrest or acts of war) that are not generally insured because they are either uninsurable or not economically insurable. We do not carry flood and earthquake insurance for our properties, nor do we carry insurance coverage for environmental liabilities. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in a property, as well as the anticipated future revenues from the property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any loss of that kind would adversely affect us.

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

Our tenants may go bankrupt.

Our tenants may file for bankruptcy protection or become insolvent in the future. Currently, one of our tenants has filed for bankruptcy protection. We cannot evict a tenant solely because of its bankruptcy. A court might authorize the tenant to reject and terminate its lease with us. The bankruptcy court rejected our lease with one tenant in our Fresno property and the tenant vacated the premises in November 2003. When a lease is terminated by the bankruptcy court, our claim against the bankrupt tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full.

Our tenants may not renew their leases.

We cannot predict whether current tenants will renew their leases upon the expiration of their terms or whether current tenants will attempt to terminate their leases before they expire. Because the tenants in our Irvine and Tustin properties are either subletting the property or not fully using the property for their operations, and they may be less likely to re-lease the properties when the leases expire or may re-lease a smaller space. Further, the lease for our two Sacramento properties (717 and 721 West Del Paso Road) now expires in July 2004, and we do not expect our current tenant will renew the lease beyond July of 2004, if at all. If we are unable to promptly sell significant vacant properties or re-lease or renew the leases for them, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to pay dividends to stockholders and to pay amounts due on our debt may be adversely affected.

We may be unable to lease vacant space in our properties.

To lease vacant space, we may need to pay substantial leasing commissions and renovation costs. We may acquire properties that are not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with those properties until they are fully leased. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property from a vacancy or other reason. In addition, many of our leases are “triple-net” leases, i.e., the tenant is responsible for property taxes, insurance and maintenance. If the tenant no longer leases the property for any reason, we, and not the tenant, must bear those costs. We could sustain a loss as a result of foreclosure on the property if a property is mortgaged to secure payment of indebtedness and we are unable to meet our mortgage payments. As a result, our ability to pay dividends to our stockholders could be adversely affected.

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

We may be unable to reinvest in attractive properties, which may affect our returns to stockholders.

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

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. In the year ended December 31, 2003, the tenant in our Tustin property, Safeguard Business Systems, Inc. accounted for nearly 9% of our total rental revenue, including discontinued operations. Further, the California Independent System Operator Corporation, a tenant in our Folsom property directly accounted for over 6% of our total rental revenue, including discontinued operations. That tenant also subleases space from another tenant in our Folsom property that accounted for another 3% of our total rental revenue, including discontinued operations. A tenant may attempt to terminate its lease before its scheduled term, or we may be unable to renew the lease with the tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy rates, re-leasing on less favorable economic terms and reduced net income. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

Northlake Festival represents approximately 50% of our revenues.

The Northlake Festival property accounted for approximately 50% of our total rental revenues, including discontinued operations. If economic conditions in the area of Northlake Festival become depressed and the performance of that center is adversely affected, our overall financial condition and results of operations will be adversely affected as well.

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

We carry (or require our tenants to carry on our behalf) liability, fire, extended coverage and rental loss insurance on our properties. This insurance has policy specifications, limits and deductibles. We do not carry flood and earthquake insurance for our properties. In addition, some types of extraordinary losses (such as those resulting from civil unrest or acts of war) are not generally insured (or fully insured against) because they are either uninsurable or not economically insurable. In addition, we do not carry insurance coverage for environmental liabilities. If an uninsured or underinsured loss occurs to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any loss of that nature could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt.

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

Recently, there has been an increasing number of lawsuits against owners and managers of properties alleging personal injury and property damage caused by the presence of mold in real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Our insurance policy presently in effect does not exclude mold related claims; however, we cannot assure you that we will be able to obtain coverage in the future for such claims or at a commercially reasonable price. The presence of significant mold could expose us to liability from tenants and others if property damage, health concerns, or allegations thereof, arise.

Our environmental due diligence may be inadequate.

Our policy is to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys of properties we intend to acquire. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but they do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, we may have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater. Notwithstanding these environmental assessments, we still face the risk that:

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

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of December 31, 2003, we had total assets of $57,377,365, total secured indebtedness of $38,486,516, total liabilities of $39,546,341 and a debt-to-total assets ratio of 69%, using amounts calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

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

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. During 2004, four of our loans are scheduled to mature, totaling approximately $5,900,000. In many of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase due to rising interest rates.

We have incurred and may in the future again incur debt that bears interest at a variable rate. As of December 31, 2003, we have one note payable in the amount $1,500,000 that bears interest at a variable rate. If we are successful in obtaining a construction loan for the development and construction of our Garden Grove shopping center, that loan may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to pay dividends to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to expect a higher dividend yield, which could adversely affect the market price of our common stock.

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

Any additional debt we incur will be governed by an agreement with our lenders. Typically, these types of agreements contain various provisions that could limit our discretion in the operation of our business by restricting our ability to:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other payments;

•	redeem or repurchase our capital stock;

•	consolidate or merge;

•	create liens;

•	sell assets; or

•	enter into certain transactions with our affiliates.

Further, the loan documents from our August 5, 2002 refinancing contain “cross-collateral” provisions. If one of the loans is in default and the lender forecloses on the property securing that loan, and the proceeds from the foreclosure are not sufficient to repay the defaulted loan in full, the lender can foreclose upon one or more of the other properties to recover the loan. Previously, we had no such cross-collateral provisions in our loans. In addition, the land we hold for development also secures the loan on our Banco Popular property in Garden Grove.

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

While we have declared quarterly dividends on our common stock regularly in the past, the declaration and payment of dividends is subject to the discretion of our board of directors. Any determination as to the payment of dividends, as well as the level of those dividends, will depend on, among other items, our financial results and condition, general economic and business conditions, our strategic plans and contractual, legal and regulatory restrictions on our ability to pay dividends. During 2002 and the first six months of 2003, the total of dividends based on our quarterly dividend rate of $0.30 per share of common stock and scheduled principal amortization on notes payable exceeded our net cash provided by operating activities (excluding changes in operating assets and liabilities). To address this shortfall, we used proceeds from sales of properties and existing cash balances. On September 30, 2003, our board of directors reduced the dividend for the quarter ended September 30, 2003 to $0.25 per share, and we have subsequently paid dividends at the $0.25 per share rate. We cannot assure stockholders that we will maintain this quarterly dividend level or that we will pay dividends in any future period.

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

Qualification as a REIT involves both the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT in 2003, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources represent more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply. Even if those relief provisions apply, a tax would be imposed with respect to excess net income, which could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. We cannot give assurances that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost. This treatment would reduce funds available for investment or distributions to stockholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make, and indeed may not make, distributions to stockholders. To the extent that distributions to stockholders would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Further, to maintain our real estate investment trust status, we may borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings.

Gain on disposition of assets deemed held for sale in the ordinary course is subject to 100% tax.

We currently are attempting to sell four of our properties. If we sell any of our properties, the Internal Revenue Service may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business. Gain from this kind of sale generally will be subject to a 100% tax. Whether an asset is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances of the sale. Although we will attempt to comply with the terms of safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be so characterized, we cannot assure stockholders that we will be able to do so.

ITEM 2.	PROPERTIES

General

In addition to the information in this Item 2, additional information on our properties and encumbrances is contained in our financial statements under Item 3, Item 8 and in Schedule III (financial statement schedule) under Part IV, Item 15 (d) in this annual report. As of December 31, 2003 and 2002, all of our properties were located in California and Georgia.

Since 2001, we have evaluated the properties in our portfolio on an ongoing basis to determine whether continued ownership of any specific property is consistent with our strategic plan, or we believed that future appreciation prospects were limited relative to other opportunities. In addition, in some cases, we have sold properties that we have not previously designated as held for sale because we believed the sale would be advantageous in that specific situation. As of January 2002, we designated seven properties “held for sale”: Fresno; Huntington Beach; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road). We sold the Huntington Beach property in April 2002 and the Corona property in September 2002. We sold the Vacaville property in August 2003. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In November 2003, we sold the Chino property. In December 2003, we sold the Cerritos property.

Based on appraisals and holding periods, we determined in conjunction with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of six properties were less than their carrying values at September 30, 2001. As a result, we recorded an impairment loss totaling $3,800,000, primarily related to the Riverside and Vacaville properties, in that quarter, measured as the amount by which the carrying amounts of the assets exceeded their aggregate fair value.

Property taxes on our properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdiction. During 2003, the rates were approximately 1.1%, and in many cases, those taxes were paid directly by the tenant, in accordance with the lease.

A summary of our properties follows:

Meredith Enterprises, Inc.

Summary of Properties Owned

December 31, 2003

Property	Rentable square feet	Property type	Lease type*	Primary Tenant	Occupancy	Next lease expiration
Rental real estate:

Folsom	52,186	Suburban Office	Gross	California Independent System Operator Corporation	100%	Various; largely 2006

Garden Grove	4,880	Suburban Office	NNN	Banco Popular North America	100%	5/1/11

Irvine	63,225	Lt. Industrial	NNN	Tycom Corporation	100%	12/31/07

Atlanta, Georgia	321,621	Retail	Gross	Various	97%	Various

Ontario	40,000	Lt. Industrial	NNN	Adelphia Communication Corp.	100%	8/14/13

Roseville	5,133	Restaurant Facility	NNN	Knox & Associates, Inc.	100%	9/30/17

Sacramento (Horn Road)	48,000	Lt. Industrial	Gross	Laufen International, Inc.	100%	3/31/04

Tustin	37,740	Suburban Office	NNN	Safegard Business Systems, Inc.	100%	9/30/05

Rental real estate held for sale:

Fresno	8,915	Retail	Gross	International House of Tile, Inc.	33%	1/31/06

Riverside	25,000	Retail	NNN	Sanborn Theaters, Inc.	100%	9/30/05

Sacramento (Java City –717 W. Del Paso Road)	11,200	Lt. Industrial	NNN	Cucina Holdings, Inc.	100%	3/31/04

Sacramento (Java City- 721 W. Del Paso Road)	8,600	Lt. Industrial	NNN	Cucina Holdings, Inc.	100%	3/31/04

*	“NNN” represents a triple net lease where the tenant is responsible for taxes, insurance and maintenance; “Gross” represents a lease where we are responsible for paying for those items, although we may be reimbursed, subject to limitations, by the tenant.

A discussion of circumstances in specific properties follows:

Fresno

In January 2003, the tenant occupying 6,000 of the 8,915 square feet of the property, Wherehouse Entertainment, Inc. filed for bankruptcy protection. Wherehouse vacated the premises in November 2003, and in the bankruptcy proceedings we have pursued claims for future rent owed, although there can be no assurance we will be successful. We are seeking a new tenant.

Ontario

Our tenant, Adelphia Communications, Inc. has filed for bankruptcy protection. Presently, the rent is current. Certain companies have claimed amounts due for remodeling work and other work ordered by Adelphia on our property. These companies have filed mechanics liens on our property. We have not yet determined the validity of these liens, and there may be defenses to these claims. If our lease with Adelphia is affirmed in the bankruptcy proceeding, then Adelphia would be responsible for the discharge of these claims. If our lease with Adelphia is not affirmed in the bankruptcy proceeding, and the bankruptcy proceedings do not fully pay these creditors, then we would be responsible for these claims to the extent they are valid, if at all.

Riverside

The tenant has sublet the property and remains liable under the lease, which expires on September 30, 2005. We do not believe the current tenant will renew the lease upon expiration. If we are successful in obtaining new tenant upon the expiration of the existing lease, we believe the rental payments are likely to be lower than under the current lease. In September 2001, we amended the lease to, among other items, accelerate the lease expiration to September 30, 2005 and to reduce the monthly payments. Further, we agreed to accept certain of the tenant’s assets in satisfaction of unpaid rent and late charges totaling approximately $287,000.

Sacramento (Horn Road)

In April 2003, we executed two new leases: one with the previous tenant, Laufen International, Inc., for approximately 32,000 square feet; and a separate lease with Laufen’s previous subtenant. Under the previous lease, Laufen International, Inc., leased the entire 48,000 square feet and sublet approximately one-half the space.

Sacramento (717 and 721 W. Del Paso Road)

In 2003, we extended the term of the lease to March 31, 2004, and we have subsequently extended the term to July 31, 2004, when we expect the tenant to vacate the premises.

Tustin

The tenant has sublet the entire property and remains liable under the lease.

Atlanta – Northlake Festival

We acquired the Northlake Festival Shopping Center in October 2002. It is currently approximately 97% occupied. Tenants include Toys “R” Us, OfficeMax, PETsMART, Haverty’s and Bally Total Fitness. During 2003, we completed significant work to improve the property, including painting and new monument signage. Two tenants, AMC Theaters and Michael’s, which occupy 26,900 and 16,056 square feet of the property, respectively, have vacated the premises but continue to pay rent. In addition, we anticipate Kids “R” Us will vacate the 13,493 square feet it leases, while remaining liable under the lease, on or before June 2004. The lease with AMC Theaters expires in May 2004, and we are evaluating various options to re-lease the space, including renovation for a different usage, and we anticipate such a renovation would involve significant costs. The land is owned by an unrelated third party and is subject to a separate ground lease that extends through 2057. See “Notes to Consolidated Financial Statements” which are part of this annual report, for further discussion of amounts due the ground lessor.

Significant Tenants

During 2003, no single tenant represented 10% or more of our total rental revenue including discontinued operations, although one tenant accounted for 9%. In 2002 and 2001, a portion of our rental revenue was earned from tenants whose individual rents represented more than 10% of our total rental revenue including discontinued operations. Tenants representing 10% or more of our total rental revenue (including discontinued operations) for the year ended December 31, 2002 were as follows:

Safeguard (Tustin) accounted for 15% of our total rental revenue;

Tycom (Irvine) accounted for 13% of our total rental revenue;

California Independent System Operator (Folsom) accounted for 12% of our total rental revenue; and

Adelphia Communications, Inc. (Ontario) accounted for 10% of our total rental revenue.

Tenants representing 10% or more of our total rental revenue (including discontinued operations) for the year ended December 31, 2001 were as follows:

Safeguard (Tustin) accounted for 14% of our total rental revenue; and

Tycom (Irvine) accounted for 12% of our total rental revenue.

Headquarters

We currently lease our 1,080 square foot headquarters at 3000 Sand Hill Road, Building 2, Suite 120, Menlo Park, California, 94025 under a lease dated February 1, 2003 for a two-year period for approximately $7,000 per month. We previously subleased office space on a month-to-month basis for $2,000 per month. In addition, during 2001, the Advisor provided us office space and other office services at 5933 West Century Blvd., Suite 900, Los Angeles, California, 90045 for $2,000 per month. We have continued to use this office space to the present at no cost after the Advisor terminated its advisory and management agreements with us in March 2002.

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

Our common stock was not listed on any stock exchange or over-the-counter market until May 2002 when our common stock was listed on the Over-the-Counter Bulletin Board. On October 31, 2002, we listed our common stock on the American Stock Exchange under the symbol “MPQ.” As of March 12, 2004, there were 975,298 shares of our common stock outstanding and 644 recordholders. The number of recordholders does not include shares held of record by a broker or clearing agency. As of March 12, 2004, the last reported sales price on the American Stock Exchange was $15.75. Stockholders are cautioned that prior sales data should not be used to determine the value of our common stock nor should it be used to anticipate the prices at which our common stock might trade in an active market. All amounts shown are adjusted for our November 15, 2002 one-for-three reverse stock split

	Years ended December 31,
	2003		2002
	Stock Price		Stock Price
	High	Low	High		Low
First quarter	$13.11	$9.85	—	*	—	*
Second quarter	$11.50	$9.15	$16.50		$16.50
Third quarter	$12.99	$10.74	—	*	—	*
Fourth quarter	$15.89	$11.80	$15.00		$13.00

*	No trades occurred during this period.

During 2003, our board of directors declared and we paid the following dividends:

Record Date	Outstanding Shares	Amount Per Share	Total Dividend
January 10, 2003	975,298	$0.30	$292,589
April 25, 2003	975,298	0.30	292,589
August 28, 2003	975,298	0.30	292,589
October 27, 2003	975,298	0.25	243,827

Total		$1.15	$1,121,594

During 2002, our board of directors declared and we paid the following dividends:

Record Date	Outstanding Shares	Amount Per Share	Total Dividend
March 29, 2002	975,989	$0.30	$292,797
July 5, 2002	975,989	0.30	292,797
October 3, 2002	975,989	0.30	292,796

Total		$0.90	$878,390

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

Please read the following selected financial data in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report. Certain reclassifications have been made to the prior years’ amounts to conform to the presentation of the current year’s financial statements. Also, please see Notes 3 and 11 to the Consolidated Financial Statements included in this annual report for information about discontinued operations, dispositions of properties and our acquisition in October 2002 of the Northlake Festival Shopping Center in Atlanta, Georgia.

	2003	2002	2001	2000	1999
Operating results:
Rental revenue	$7,700,407	$3,927,908	$2,839,442	$2,862,263	$2,567,271
Net gain on sale of rental real estate and rental real estate held for sale	2,123,499	733,424	—	2,154,727	—
Net income (loss)	2,442,604	1,058,306	(2,522,159)	3,207,619	1,070,670
Net cash flows from operating activities	1,679,790	582,910	2,097,513	2,344,955	1,942,803
Net cash flows provided (used in) by investing activities	2,917,580	(905,461)	(178,368)	7,998,984	(10,625,918)
Net cash flows (used in) provided by financing activities	(3,822,241)	3,122,647	(2,043,653)	(10,970,484)	5,963,408
Dividends	1,121,594	878,390	1,610,381	6,617,206	1,874,666

	2003	2002	2001	2000	1999
Per share data – basic:
Net income (loss) from operations	$0.20	$(0.10)	$0.26	$0.60	$(0.10)
Gain on sale of rental real estate and rental real estate held for sale	$2.17	$0.75	—	$2.21	—
Income (loss) from discontinued operations	$0.13	$0.44	$(2.85)	$0.48	$1.20

Net income (loss)	$2.50	$1.09	$(2.59)	$3.29	$1.10
Dividends	$1.15	$0.90	$1.65	$6.78	$1.92
Weighted average shares outstanding	975,298	975,989	975,989	975,989	976,481

Per share data – assuming dilution:
Net income (loss) from operations	$0.19	$(0.10)	$0.26	$0.60	$(0.10)
Gain on sale of rental real estate and rental real estate held for sale	$2.12	$0.75	—	$2.21	—
Income (loss) from discontinued operations	$0.13	$0.44	$(2.85)	$0.48	$1.20

Net income (loss)	$2.44	$1.09	$(2.59)	$3.29	$1.10
Weighted average shares outstanding	1,002,167	975,989	975,989	975,989	976,481

Financial position at December 31
Total assets	$57,377,365	$59,038,125	$36,762,611	$41,229,750	$48,864,500
Notes payable	$38,486,516	$41,169,539	$19,796,510	$20,263,273	$24,616,551
Stockholders’ equity	$17,831,024	$16,510,014	$16,340,150	$20,302,288	$23,473,468

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At December 31, 2003, we had a real estate portfolio of 12 properties, including:

•	three light industrial properties totaling 151,225 square feet;

•	one shopping center of 321,621 square feet;

•	one restaurant facility of 5,133 square feet;

•	three suburban office properties representing 94,806 square feet; and

•	four properties held for sale totaling 53,715 square feet.

In addition to the above, we own a 2.5 acre parcel of undeveloped land in Garden Grove; we intend to construct a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel. All of our properties are located in California except for one shopping center in Georgia. Until 2002, our business focus was the ownership and operation of suburban office properties and light industrial buildings. We have broadened our focus to include large shopping centers and properties outside of California. We acquired an Atlanta, Georgia shopping center in October 2002 and may pursue other real estate opportunities. Many of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance.

Other than our becoming self-managed and self-advised as noted above, the most significant factors affecting our historical financial results are as follows:

•	Sale of Cerritos Property. On December 19, 2003, we sold our property in Cerritos for a gross sales price of $3,740,000 and a gain of $1,264,614. During 2003, the direct revenues in excess of direct expenses from the Cerritos property contributed approximately $50,000 to our net income excluding the gain on the sale.

•	Sale of Chino Property. On November 25, 2003, we sold our vacant property in Chino for a gross sales price of $2,300,000 and a gain of $452,157. During 2003, the direct expenses in excess of direct revenues from the Chino property decreased our net income by approximately $160,000, excluding the gain on the sale.

•	Sale of Vacaville Property. On August 13, 2003, we sold our vacant Vacaville property for a gross sales price of $2,100,000 and a gain of $406,728. This gain incorporates a significant write-down in the carrying value of the property made in 2001. During 2003, the direct expenses in excess of direct revenues from the Vacaville property decreased our net income by approximately $190,000, excluding the gain on the sale.

•	Acquisition of Northlake Festival Shopping Center. On October 15, 2002, we acquired the Northlake Festival Shopping Center, a 321,000 square foot shopping center on approximately 38 acres of land in Atlanta, DeKalb County, in northeastern metropolitan Atlanta. Northlake Festival is currently approximately 97% leased to 47 tenants and accounts for approximately 50% of our revenues. We paid a total of approximately $3,800,000 million in cash and assumed the mortgage of approximately $16,700,000 million on the property.

•	Refinancing of four properties in August 2002. On August 5, 2002, we refinanced the four loans secured by our Folsom, Irvine, Sacramento (Horn Road), and Tustin properties. The refinancing replaced approximately $8,500,000 of existing debt on four properties with approximately $15,020,000 of new debt, thus increasing the aggregate loan balance of these loans by approximately $6,500,000. The loans bear interest at a fixed rate of 6.97% per annum. This refinancing increased our fixed debt payments by approximately $35,000 per month.

•	Sale of Corona property. On May 31, 2002, the lease expired on our Corona property. We sold this property in September 2002 to an unaffiliated buyer for $2,300,000, resulting in a gain of approximately $500,000. This property generated approximately 5% our total gross rental income (including revenue from discontinued operations) before its lease expired.

•	Sale of Huntington Beach Property. On April 26, 2002, we sold our Huntington Beach property to an unaffiliated buyer for $1,500,000, resulting in a gain of approximately $230,000. This property generated approximately 3% our total gross rental income (including revenue from discontinued operations) before its sale.

We believe that the following factors and events will pose particular challenges for us in 2004 and beyond. The following statements are forward-looking statements within the meaning of the federal securities laws, and these factors and others are addressed in more detail in Item 1, Business – Risk Factors That May Affect Future Results.

•	Existing and Anticipated Vacancies. At present, our portfolio is approximately 97% leased, although some tenants have vacated the lease premises and continue to pay rent. In May 2004, our lease with AMC Theaters comprising 26,900 square feet in our Northlake Festival property expires. AMC Theaters has not occupied the space since 2002, and we do not expect to be able to lease the space to another theater operator. We are exploring options to reconfigure the space to be suitable for other uses, and may incur significant costs to complete such a renovation, including the lack of income during a construction and lease up period. Another tenant has vacated 16,056 square feet but is liable under the lease through July 2005. Further, our lease on two Sacramento properties expires in 2004. We may incur significant costs to re-lease these spaces.

•	Loss of Revenues from Disposed Properties. During 2003, we sold three properties. Two of the three properties were vacant for all of 2003; however, we recorded approximately $260,000 in revenues in 2003 for our Cerritos property, which we sold on December 19, 2003.

•	Development of Garden Grove Property. Part of our business plan and growth strategy involves divesting vacant and other select properties and redeploying the net cash proceeds into new properties where we expect the yield and long-term growth to be greater. Consistent with that strategy, we have sold several properties as noted above, and we purchased a 2.5 acre parcel of undeveloped land in Garden Grove. We intend to construct a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel. We believe that our cash flow from operations will begin to improve as we finish our new property under development and complete the leasing process.

•	Debt maturities. Four of our loans mature in 2004, with total balloon payments of approximately $5,900,000. In March 2004, we paid the loan secured by our Ontario property and extended the term of our Garden Grove (Banco Popular) loan to June 2004. The loans on our Fresno and Riverside properties are due in August and November 2004, respectively.

•	Lease with Adelphia Communications, Inc. in our Ontario property. Adelphia has filed for bankruptcy protection, and although it is current in its lease payments with us, a bankruptcy court could terminate the lease. Further, various companies have filed liens against the property for remodeling work ordered by Adelphia. If the bankruptcy court terminates our lease and the payments to the creditors from the bankruptcy proceedings are less than their claims and the liens are indeed valid, then we would be responsible for the obligations.

As a result of property sales in 2003, the purchase of land held for development in 2003, the August 2002 refinancing and the October 2002 purchase of Northlake Festival, as of December 31, 2003, we had total assets of $57,377,365, total secured indebtedness of $38,486,516, total liabilities of $39,546,341 and a debt-to-total assets ratio of 69%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

Results of Operations

2003 Compared to 2002

We adopted SFAS No. 144 as of January 1, 2002 and designated seven California properties as held for sale: Fresno; Huntington Beach; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road). We sold the Huntington Beach property in April 2002 and the Corona property in September 2002. We sold the Vacaville property in August 2003. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In November and December 2003 we sold our Chino and Cerritos properties, respectively. In accordance with SFAS No. 144, we have restated the prior results of the properties designated as held for sale and the properties we sold as discontinued operations for all periods presented.

Operations for the years ended December 31, 2003 and 2002 represented full quarters of rental operations for all of our properties we classify as continuing operations, except for the Northlake Festival, which we acquired in October 2002, and the Banco Popular property in Garden Grove, which we acquired in June 2003. The four properties designated as held for sale at December 31, 2003 and those properties sold in the three years then ended are included in the line items under “discontinued operations- income from operations” with revenues netted against expenses.

Rental revenue increased by $3,772,499 (96%) for the year ended December 31, 2003, as compared to the year ended December 31, 2002, primarily due to the acquisition of the Northlake Festival property in October of 2002, and its results included for all of 2003 and only for part of 2002.

Interest income decreased by $30,729 (75%) for the year ended December 31, 2003, as compared to the year ended December 31, 2002, due to lower average balances maintained in interest earning assets and lower interest rates.

Interest expense increased by $1,143,628 (77%) for the year ended December 31, 2003, as compared to the year ended December 31, 2002, due to:

•	the August 2002 refinancing of four notes payable to balances approximately $6,500,000 higher; the higher balances were outstanding for all of 2003 as compared with only a part of 2002;

•	the addition of the note payable of approximately $16,500,000 secured by Northlake Festival for all of 2003 compared with only a part of 2002;

•	to a lesser extent, the replacement in the August 2002 refinancing of variable rate debt secured by our Folsom and Irvine properties by fixed rate debt bearing interest at higher rates; and

•	the addition in June 2003 of $1,500,000 debt secured by the Garden Grove (Banco Popular) property.

General and administrative costs increased by $197,815 (16%) for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This increase was principally due to higher legal expenses (including amounts related to our defense of the claim by James Prock), the costs of relocating our corporate office and our hiring one new employee and engaging a consultant to perform functions performed by the Advisor in 2002.

Depreciation expense increased by $515,064 (100%) for the year ended December 31, 2003, as compared to the year ended December 31, 2002, due largely to an entire year of depreciation on the Northlake Festival property in 2003 while on only a part of 2002.

Ground rent increased by $686,774 (291%) for the year ended December 31, 2003, as compared to the year ended December 31, 2002, due to an entire year of ground rent on the Northlake Festival property in 2003 while only a part of 2002.

Operating expenses increased by $596,580 (154%) in the year ended December 31, 2003, as compared to the year ended December 31, 2002, due primarily to the addition of Northlake Festival property in October 2002 and including its operating costs for the all of 2003 and only a part of 2002.

Property tax expense increased $309,265 (162%) in the year ended December 31, 2003, as compared to the year ended December 31, 2002, primarily due to an entire year of property tax expense in 2003 related to the Northlake Festival property and only a partial year in 2002.

Discontinued operations- gain on sale of rental real estate held for sale was $2,123,499 in the year ended December 31, 2003 from the sales of the Vacaville, Chino and Cerritos properties. During the year ended December 31, 2002, we recognized a gain of $733,424 from the sales of the Huntington Beach and Corona properties.

Discontinued operations- income from operations decreased by $298,421 (70%) primarily due to a partial year of income for the Huntington Beach and Corona properties in 2002 and no income in 2003. Further, we recorded no income from the Chino property in 2003.

Net income for the year ended December 31, 2003 was $2,442,604, compared to $1,058,306 for the year ended December 31, 2002. This increase was due primarily to the higher gains on sale of properties in 2003, and including the results of the Northlake Festival for all of 2003, and only part of 2002.

The diluted weighted average number of shares outstanding (after adjusting for the November 15, 2002 one-for-three reverse stock split) was 1,002,167 and 975,989 for years ended December 31, 2003 and 2002, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution increased to $2.44 for the year ended December 31, 2003 from net income per share of $1.09 for the year ended December 31, 2002.

2002 Compared to 2001

See our discussion above concerning our classification of properties as held for sale, as restated pursuant to FAS 144.

Operations for the years ended December 31, 2002 and 2001 represented full quarters of rental operations for all of our properties we classify as continuing operations, except for the Northlake

Festival, which we acquired in October 2002. The four properties designated as held for sale during at December 31, 2003 and those properties sold in the three years then ended are included in the line items under “discontinued operations” with revenues netted against expenses.

Rental revenue increased by $1,088,466 (38%) for the year ended December 31, 2002, as compared to the year ended December 31, 2001, primarily due to the acquisition of the Northlake Festival property in October 2002.

Interest income decreased by $12,090 (23%) for the year ended December 31, 2002, as compared to the year ended December 31, 2001, due to lower average balances maintained in interest earning assets and lower interest rates.

Interest expense increased by $509,364 (52%) for the year ended December 31, 2002, as compared to the year ended December 31, 2001, due to:

•	the August 2002 refinancing of four notes payable to balances approximately $6,500,000 higher than in 2001,

•	the addition of the note payable secured by Northlake Festival and,

•	to a lesser extent, the replacement in the August 2002 refinancing of variable rate debt secured by our Folsom and Irvine properties by fixed rate debt bearing interest at higher rates.

General and administrative costs increased by $555,792 (79%) principally due to our conversion to a self-advised and self-managed REIT, including the hiring of three employees, legal expenses related to two proxy statements, other general legal issues, securities filing fees and outsourcing functions previously performed by the Advisor.

Depreciation expense increased by $101,887 (25%) for the year ended December 31, 2002, as compared to the year ended December 31, 2001, due largely to the acquisition of the Northlake Festival property in October 2002.

Ground rent was $235,924 in 2002, due to the ground lease for Northlake Festival; there was no ground lease expense in 2001.

Operating expenses increased by $138,354 (55%) in the year ended December 31, 2002, as compared to the year ended December 31, 2001, due the addition of Northlake Festival property in October 2002.

Property tax expense increased $100,836 (112%) in the year ended December 31, 2002, as compared to the year ended December 31, 2001, due the addition of Northlake Festival property in October 2002.

During the quarter ended September 30, 2001, we determined, in conjunction with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of one property was less than its carrying value. Accordingly, we recorded a loss of $371,772 to reduce the property to their fair values, based on current appraisals. We recorded no impairment loss in 2002.

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

Discontinued operations- gain on sale of rental real estate held for sale was $733,424 from the sales of the Huntington Beach and Corona properties in 2002. We sold no properties in 2001.

Discontinued operations- impairment loss was $3,428,228 in 2001; we recorded no impairment loss in 2002. During the quarter ended September 30, 2001, we determined, in conjunction with the Advisor, that the total expected future cash flows from operations and the ultimate disposition of five properties was less than their carrying values. Accordingly, we recorded the impairment loss in 2001 to reduce the properties to their fair values, based on current appraisals.

Discontinued operations- income from operations decreased by $222,125 (34%) primarily due to full years of income for the Huntington Beach and Corona properties in 2001 and a partial year of income from the Vacaville property in 2001. During 2002, we recorded no income from the Vacaville property and income for the partial year owned the Huntington Beach and Corona properties.

Net income for the year ended December 31, 2002 was $1,058,306, compared to a net loss of ($2,522,159) in year ended December 31, 2001. This increase was due primarily to the gain on sale of the Huntington Beach and Corona properties in 2002 and the impairment loss recorded in 2001.

The weighted average number of shares outstanding (after adjusting for the November 15, 2002 one-for-three reverse stock split) was 975,989 and 975,989 for the years ended December 31, 2002 and 2001, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution increased to $1.09 in 2002 from a net loss per share of ($2.59) in 2001.

Inflation and changing prices have not had a material effect on our operations.

Liquidity	and Capital Resources

Our primary source of liquidity to fund distributions, principal payment on notes payable and minor capital expenditures is our cash flows from operating activities. To qualify as a REIT for federal income tax purposes, among other requirements, we must distribute annually at least 90% of our REIT taxable income (excluding capital gains). Accordingly, we currently intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to holders of our common stock. As a policy, we keep cash balances on hand for reserves for unexpected cash requirements. Our primary sources for liquidity to fund asset acquisitions, major capital expenditures and balloon payments on notes payable are refinancing selected existing notes payable and the proceeds from selling selected properties. Further, we may attempt to obtain funding by issuing additional equity either in the form of common stock or through joint ventures.

The following table presents our contractual cash obligations as of December 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less Than One year	One to Three Years	Three to Five Years	Over Five Years
Notes payable secured by rental real estate and real estate held for sale(1)	$38,486,516	$6,326,280	$994,683	$2,321,006	$28,844,547
Minimum payments due under the ground lease at the Northlake Festival property(2)	32,250,000	600,000	1,200,000	1,200,000	29,250,000
Other	98,000	84,000	14,000	—	—

Total Contractual Cash Obligations	$70,834,516	$7,010,280	$2,208,683	$3,521,006	$58,094,547

(1)	See Note 6– Notes Payable of the notes to the financial statements included in this report for a detailed description of our notes payable.
(2)	See Note 10– Commitments and Contingencies of the notes to the financial statements included in this report for a description of the terms of this ground lease.

In addition to the payments due in the table above, we also have employment contracts with our two officers.

At December 31, 2003, our total investments in rental real estate and rental real estate held for sale totaled $52,257,472 for the 12 properties we own. In addition, we own a parcel of land held for development valued at $2,691,331. Depending upon the availability and cost of external capital, we anticipate making additional investments in suburban office, retail shopping center and light industrial properties, although we may make other types of investments. We intend to fund new investments from existing cash balances (subject to maintaining reasonable cash reserves), refinancing of selected existing mortgage debt to higher balances and the proceeds from asset sales. We may consider other sources of possible funding, including joint ventures. To increase our financial flexibility, we may obtain a revolving line of credit, although there can be no assurance we will be successful.

During 2004, four of our loans are scheduled to mature, totaling approximately $5,900,000. We anticipate using a combination of existing cash balances, extension of the maturity date, refinancing (including borrowing on unencumbered properties) and or property sales to meet the scheduled maturities. To date, we have paid the balance due on the loan secured by our Ontario property using existing cash balances, and extended the term of the loan secured by our Garden Grove (Banco Popular) property to June 2004 and believe we will be able to extend the maturity date on that loan further. We cannot assure you we will be able to use existing cash balances, extension of the maturity date, refinancing (including borrowing on unencumbered properties) and or property sales to meet the scheduled maturities on the remaining two loans. We do not believe we will be able to use our Ontario property as security for a loan until the bankruptcy court accepts our lease with the tenant (if the lease is accepted at all), and we do not believe that a formal acceptance or rejection of the lease will occur by September 30, 2004. Further, we anticipate the following significant needs for cash during the remainder of 2004 and 2005:

•	We plan to build an approximate 30,000 square foot shopping center on our parcel of land in Garden Grove using a construction loan. We anticipate using a construction loan to fund the construction costs.

•	We may renovate the 26,900 square foot space vacated by AMC Theaters after the lease expires in May 2004 to a use other than a theater, at a significant cost.

We believe our liquidity and various sources of capital are sufficient to fund operations including capital expenditures and leasing commissions, meet debt service and dividend requirements under the Internal Revenue Code for REIT status and finance future investments, although we cannot assure you we will be successful in obtaining such capital. We believe our properties are in good condition without significant deferred maintenance obligations, and many are leased under “triple-net” leases, which reduce our risk pertaining to excessive maintenance and operating costs. However, we anticipate we will continue to require outside sources of financing to meet our liquidity needs beyond 2003, such as scheduled debt repayments (including balloon payments on our debt) and property acquisitions.

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

Cash Flows in 2003

Our cash resources increased $775,129 during the year ended December 31, 2003. During 2003, cash provided by operating activities was $1,679,790, primarily from net income adjusted for non-cash items such as depreciation and amortization. Investing activities in 2003 resulted in a $2,917,580 source of cash resources primarily from proceeds from the sale of the Vacaville, Chino and Cerritos properties and offset in part by the acquisition of land held for development and related costs and the purchase of the Banco Popular property. For the year ended December 31, 2003 financing activities used $3,822,241, due largely to the payoff of loans secured by properties sold and dividends paid.

Cash Flows in 2002

Our cash resources increased $2,800,096 during the year ended December 31, 2002. During 2002, cash provided by operating activities was $582,910 primarily from net income adjusted for non-cash items such as depreciation and amortization. Investing activities in 2002 resulted in a $905,461 use of cash resources primarily for purchase of the Northlake Festival property and offset by proceeds from the sale of the Huntington Beach and Corona properties. For the year ended December 31, 2002 financing activities provided $3,122,647, due largely to the refinancing of four loans and offset in part by the payoff of loans secured by properties sold, dividends, loan origination fees and principal payments on notes payable secured by rental real estate and notes payable secured by rental real estate held for sale.

Cash Flows in 2001

Our cash resources decreased $124,508 during the year ended December 31, 2001. During 2001, cash provided by operating activities was $2,097,513 primarily from net income adjusted for non-cash items such as depreciation and impairment loss. Investing activities in 2001 resulted in a $178,368 use of cash resources for capital expenditures at our Cerritos and Corona properties. For the year ended December 31, 2001 financing activities used $2,043,653, due largely to dividends totaling $1,610,381 and principal payments on notes payable totaling $466,763.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that we believe are reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. We define critical accounting policies as those that require management’s most difficult, subjective or complex judgments. A summary of our critical accounting policies follows. Additional discussion of accounting policies that we consider significant, including further discussion of the critical accounting policies described below, can be found in the notes to our consolidated financial statements.

Revenue Recognition. We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred, except for several tenants where the revenue is recognized when the revenue is billable to the tenant under the lease. Rents due, but not yet collected, are recognized to the extent determined by management to be collectible. We believe that the likelihood of collection of amounts over six months past due is low. As of December 31, 2003 we had approximately $80,000 in receivables over six months old and we have provided approximately $80,000 for uncollectible receivables.

Real Estate. We record real estate assets at the lower of cost or fair value if impaired. We evaluate the recoverability of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Our assessment of recoverability of our real estate assets includes, but is not limited to recent operating results, expected cash flows and our plans for future operations.

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

Critical Accounting Estimates. We believe the critical accounting estimates we make relate to the valuation of our properties for impairment and legal and other contingencies. We believe these estimates are judgmental and not subject to strict, quantifiable analysis. As appropriate, we engage counsel and other parties, to assist us in making these estimates.

New Accounting Pronouncements

On May 15, 2002, we adopted Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” as promulgated by the Financial Accounting Standards Board (“FASB”). SFAS No. 145 rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. SFAS No. 145 also rescinds SFAS No. 44. SFAS No. 145 amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies

Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

On January 1, 2003, we adopted FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 affects leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and no fair value of the obligation of them will be recognized on the balance sheet. The adoption of FIN No. 45 did not have impact on our financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of assessing the effect of FIN No. 46 and do not expect the implementation of FIN No. 46 to have a material effect on our financial statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2003, only a $1,500,000 note payable carried a variable interest rate. As of December 31, 2002, all of our debt instruments had fixed rates, and we did not have exposure to market risk for changes in interest rates until those loans mature. Unless and until we obtain other variable rate loans, changes in market interest rates will only affect the rate of that one variable rate loan. We have in the past and may in the future, however, obtain loans that bear interest at a variable rate. In the past, we have borrowed to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. We periodically evaluate the level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We did not have any derivative financial instruments at December 31, 2003 or 2002.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets and liabilities other than notes payable) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of notes payable is estimated based on a discounted cash flow analysis with interest rates similar to that of current market borrowing arrangements. Under this analysis, the fair value of our notes payable exceeded their carrying value by approximately $2,300,000 and $1,800,000 at December 31, 2003 and 2002, respectively.

We had $1,500,000 and $0 in variable rate debt outstanding at December 31, 2003 and 2002, respectively. A hypothetical 10% increase in interest rates on our variable rate debt would be immaterial to our results of operations and cash flows for the years ended December 31, 2003 and 2002. Further, many of our fixed rate loans have significant balloon payments that would need to be refinanced at maturity, possibly at unfavorable rates. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk. We can give no assurances that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, our future results may differ materially from the estimated adverse changes discussed above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Meredith Enterprises, Inc.

Menlo Park, California

We have audited the accompanying consolidated balance sheets of Meredith Enterprises, Inc. (the “Company”, formerly West Coast Realty Investors, Inc.) as of December 31, 2003 and 2002 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2003. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Enterprises, Inc., at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, Schedule III presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”, on January 1, 2002.

/s/ BDO SEIDMAN, LLP

Menlo Park, California

February 9, 2004

MEREDITH ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
Assets
Rental real estate, less accumulated depreciation (Notes 2 and 4)	$43,957,479	$45,182,232
Rental real estate held for sale, net (Note 2)	4,098,703	7,444,819
Land held for development (Note 2)	2,691,331	—
Cash and cash equivalents	4,699,052	3,923,923
Deferred rent	515,644	346,980
Accounts receivable	115,223	202,445
Loan origination fees, net of accumulated amortization of $130,001 and $45,929 in 2003 and 2002, respectively	615,048	703,019
Other assets	667,197	644,892
Other assets – rental real estate held for sale	17,688	589,815

Total assets	$57,377,365	$59,038,125

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and accrued liabilities	$805,887	$910,959
Due to related party (Note 5)	—	30,077
Security deposits and prepaid rent	225,272	356,463
Other liabilities – rental real estate held for sale	28,666	61,073
Notes payable secured by rental real estate (Note 6)	36,878,369	36,528,453
Notes payable secured by rental real estate held for sale (Note 6)	1,608,147	4,641,086

Total liabilities	39,546,341	42,528,111

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity
Common stock $.01 par value; 15,000,000 shares authorized; 975,298 shares issued and outstanding as of December 31, 2003 and 2002	9,753	9,753
Additional paid-in capital	27,157,247	27,157,247
Dividends in excess of retained earnings	(9,335,976)	(10,656,986)

Total stockholders’ equity	17,831,024	16,510,014

Total liabilities and stockholders’ equity	$57,377,365	$59,038,125

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2003	2002	2001
Revenues
Rental (Notes 2 and 4)	$7,700,407	$3,927,908	$2,839,442
Interest	10,244	40,973	53,063

	7,710,651	3,968,881	2,892,505

Cost and expenses
Interest	2,624,149	1,480,521	971,157
General and administrative	1,458,872	1,261,057	705,265
Depreciation	1,028,510	513,446	411,559
Ground rent (Note 10)	922,698	235,924	—
Operating	984,393	387,813	249,459
Property tax	500,399	191,134	90,298
Impairment loss	—	—	371,772

	7,519,021	4,069,895	2,799,510

Net income (loss) from operations	191,630	(101,014)	92,995
Insurance recovery from lawsuit	—	—	165,053

Net income (loss) before gain on sale of rental real estate and discontinued operations	191,630	(101,014)	258,048
Discontinued operations (Note 3):
Gain on sale of rental real estate held for sale	2,123,499	733,424	—
Impairment loss	—	—	(3,428,228)
Income from operations	127,475	425,896	648,021

Net income (loss)	$2,442,604	$1,058,306	$(2,522,159)

Net income (loss) per share–basic (Note 1):
Net income (loss) before gain on sale of rental real estate and discontinued operations	$0.20	$(0.10)	$0.26
Discontinued operations:
Gain on sale of rental real estate held for sale	$2.17	$0.75	—
Other income (loss)	$0.13	$0.44	$(2.85)

Net income (loss) per share- Basic	$2.50	$1.09	$(2.59)

Net income (loss) per share– assuming dilution (Note 1):
Net income (loss) before gain on sale of rental real estate and discontinued operations	$0.19	$(0.10)	$0.26
Discontinued operations:
Gain on sale of rental real estate held for sale	$2.12	$0.75	—
Other income (loss)	$0.13	$0.44	$(2.85)

Net income (loss) per share- Basic	$2.44	$1.09	$(2.59)

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$2,442,604	$1,058,306	$(2,522,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,085,458	603,594	675,935
Interest expense due to amortization of loan origination fees	87,849	51,473	41,410
Impairment loss	—	—	2,628,576
Gain on sale of rental real estate held for sale	(2,123,499)	(733,424)	—
Impairment loss - rental real estate held for sale	—	—	1,171,424
Equity contribution by Affiliates through expense reimbursements	—	—	170,402
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Deferred rent	(24,448)	156,109	(33,721)
Accounts receivable	87,222	(188,099)	(1,043)
Other assets	(39,994)	(596,256)	(130,815)
Other assets - rental real estate held for sale	463,345	(501,414)	135,742
Accounts payable and accrued liabilities	(101,753)	679,776	(24,119)
Due to related party	(30,077)	(7,400)	(34,790)
Security deposits and prepaid rent	(119,336)	108,573	(110,667)
Other liabilities - rental real estate held for sale	(47,581)	(48,328)	131,338

Net cash provided by operating activities	1,679,790	582,910	2,097,513

Cash flows from investing activities
Capital expenditures on rental real estate	(491,216)	(94,321)	(117,189)
Capital expenditures on rental real estate held for sale	—	—	(61,179)
Purchase of rental real estate	(1,505,988)	(4,364,731)	—
Purchases of land held for development	(2,691,331)	—	—
Proceeds from sale of rental real estate	7,606,115	3,553,591	—

Net cash provided by (used in) investing activities	2,917,580	(905,461)	(178,368)

Cash flows from financing activities
Dividends	(1,121,594)	(878,390)	(1,610,381)
Cash paid in lieu of fractional shares	—	(10,052)	—
Proceeds from notes payable	1,500,000	15,020,000	—
Payments on notes payable secured by rental real estate	(468,601)	(8,845,971)	(416,233)
Payments on notes payable secured by rental real estate held for sale	(3,714,422)	(1,531,601)	(50,530)
(Increase) decrease in loan origination fees	(17,624)	(631,339)	33,491

Net cash provided by (used in) financing activities	(3,822,241)	3,122,647	(2,043,653)

Net increase (decrease) in cash and cash equivalents	775,129	2,800,096	(124,508)
Cash and cash equivalents, beginning of year	3,923,923	1,123,827	1,248,335

Cash and cash equivalents, end of year	$4,699,052	$3,923,923	$1,123,827

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2003, 2002 and 2001

			Additional Paid-In Capital	Dividends in Excess of Retained Earnings	Total

	Common Stock
	Shares	Amount
Balance, December 31, 2000	975,989	$9,760	$26,996,890	$(6,704,362)	$20,302,288
Net (loss)	—	—	—	(2,522,159)	(2,522,159)
Equity contribution by affiliates through expense reimbursements (Note 5)	—	—	170,402	—	170,402
Dividends declared ($1.65 per share) (Note 1)	—	—	—	(1,610,381)	(1,610,381)

Balance, December 31, 2001	975,989	9,760	27,167,292	(10,836,902)	16,340,150
Net income	—	—	—	1,058,306	1,058,306
Dividends declared ($.90 per share) (Note 1)	—	—	—	(878,390)	(878,390)
Cash paid in lieu of fractional shares	(691)	(7)	(10,045)	—	(10,052)

Balance, December 31, 2002	975,298	9,753	27,157,247	(10,656,986)	16,510,014
Net income	—	—	—	2,442,604	2,442,604
Dividends declared ($1.15 per share) (Note 1)	—	—	—	(1,121,594)	(1,121,594)

Balance, December 31, 2003	975,298	$9,753	$27,157,247	$(9,335,976)	$17,831,024

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

As of December 31, 2003, all of our properties were located in California and Georgia, and we did not own any residential properties. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance, either by directly paying such costs or reimbursing us for those costs through additional rental payments.

Rental Real Estate, Rental Real Estate Held for Sale and Depreciation

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over the asset’s estimated useful lives of 31.5 to 39 years for financial reporting purposes.

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to fair value is required.

Real estate classified as “held for sale” is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. If we determine that we should no longer classify an asset should as “held for sale,” we recompute depreciation such that the accumulated depreciation on the asset at the time of the reclassification is the same as if it were never classified as held for sale.

In the normal course of business, we may receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of December 31, 2003, there were four properties classified as “held for sale,” as they were listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. There can be no assurance that the properties held for sale will be sold in the near term, at prices we consider acceptable, or at all.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Rental Income, Operating Expense and Capitalized Costs

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. Percentage rents in the three years ended December 31, 2003 were immaterial, and recognized when received. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Acquisition Costs

We expense internal acquisition costs, including any acquisition costs paid to the Advisor, in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.”

Loan Origination Fees

Loan origination fees are capitalized and amortized over the life of the loan and are included in interest expense.

Cash and Cash Equivalents

We consider cash in the bank, liquid money market funds and all highly liquid certificates of deposit, with original maturities of three months of less, to be cash and cash equivalents. We place funds in creditworthy, high-quality financial institutions. Cash and cash equivalent balances are held with various financial institutions and at times exceeds the Federal Deposit Insurance Corporation limit of $100,000.

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

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Net Income Per Share

We calculate net income per share by dividing the net income by the weighted average number of shares outstanding for the period, adjusted retroactively for the one-for three reverse stock split of November 15, 2002. In 2003, we granted stock options, and their dilutive effect is included in our calculation of net income per shares. We did not have any potentially dilutive securities during the years ended December 31, 2002 and 2001.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” as promulgated by the Financial Accounting Standards Board (“FASB”), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. We do not have any components of comprehensive income in any of the years ended December 31, 2003, 2002 and 2001, other than net income.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation of the current year’s financial statements.

Descriptive Information About Reportable Segments

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate and rental real estate held for sale, which comprised 88% and 89% of our total assets at December 31, 2003 and 2002, respectively and over 99% of our total revenues (including discontinued operations) for the three years ended December 31, 2003. All the rental real estate we own is located in California and Georgia. We do not use reporting by geographic region.

All revenues are from external customers, and there are no revenues from transactions with other segments. See Note 2 for tenants that contributed 10% or more of our total revenues for the years ended December 31, 2003, 2002 and 2001. Interest expense on debt is not allocated to individual properties, even if such debt is secured by a specific property. There is no provision for federal or state income taxes as we are organized as a REIT and as such, there is no tax due; see Note 7.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) which supersedes SFAS No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for Long-Lived assets to be disposed of by sale, SFAS No. 144 retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. SFAS No. 144 requires operating results of properties we consider held for sale, as well as those sold, to be

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

included in discontinued operations in our consolidated statements of earnings prospectively from the date of adoption, which was January 1, 2002. Although the adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations for the year ended December 31, 2002, it did have a significant effect on the comparability of amounts from year to year on the consolidated statements of income.

New Accounting Pronouncements

On May 15, 2002, we adopted Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” as promulgated by the Financial Accounting Standards Board (“FASN”). SFAS No. 145 rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. SFAS No. 145 amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

On January 1, 2003, we adopted FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 affects leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and no fair value of the obligation of them will be recognized on the balance sheet. The adoption of FIN No. 45 did not have impact on our financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of assessing the effect of FIN No. 46 and do not expect the implementation of FIN No. 46 to have a material effect on our financial statements.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NET INCOME AND DIVIDENDS PER SHARE

Dividends are declared by the board of directors and based on a variety of factors, including the previous quarter’s net (loss) income from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board of directors deems appropriate.

On November 15, 2002, we filed our restated certificate of incorporation with the Secretary of State of Delaware, which, among other items, provided for a one-for-three reverse stock split. All share and per share amounts have been adjusted to give effect to this split.

Net income per share was computed using the weighted average number of outstanding shares of 1,002,167, 975,989 and 975,989 (split adjusted) for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, we granted options to purchase our common stock, and the dilutive effect is included in the weighted average shares in 2003 used to compute net income per share. There were no dilutive securities in the years ended December 31, 2002 and 2001.

The 2002 Stock Incentive Plan provides for the issuance of incentive stock options, non-qualified stock options, restricted shares and other grants. The maximum number of shares that may be issued under the plan is 150,000. The option price may not be less than the fair market value of a share on the date that the option is granted, and the options generally vest either immediately or over two years. Our stockholders approved and adopted the 2002 Stock Incentive Plan in September 2002. Changes in options outstanding during the twelve months ended December 31, 2003 were as follows:

	Shares under option	Weighted average exercise price
Balance at the beginning of The period	—	—
Granted	91,669	$10.25
Exercised	—	—
Cancelled	—	—

Balance at end of period	91,669	$10.25

Exercisable	88,960	$10.25

Shares available for future grants (beginning of year)	150,000

Shares available for future grants (end of year)	58,331

Estimated fair value of options granted during the period	$29,059

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2003, the exercise price of shares under option was $10.25. The exercise price of all options granted in the year ended December 31, 2003 was equal to the market price on the date of grant. The options expire in 2013, and the weighted average remaining contractual life of these options is approximately 10 years.

Pro forma information regarding net income and earnings per share required by SFAS No. 148 was determined as if we had accounted for the employee and non-employee director stock options granted in the period ended December 31, 2003 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the twelve months December 31, 2003:

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information, as if we had adopted SFAS No. 123 as discussed above, follows:

Twelve months ended December 31, 2003
Net income, as reported	$2,442,604
Less – total stock-based compensation expense determined under the fair value based method	29,059

Pro forma net income	$2,413,545

Net income per share:
Basic-as reported	$2.50

Basic-proforma	$2.48

Diluted–as reported	$2.44

Diluted-proforma	$2.41

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share with respect to net income:

	Twelve months ended December 31,
	2003	2002	2001
Numerator:
Net income (loss) from continuing operations	$191,630	$(101,014)	$258,048
Net income (loss) from discontinued operations	127,475	425,896	(2,780,207)
Gain on sale of rental real estate held for sale	2,123,499	733,424	—

Net income (loss)	$2,442,604	$1,058,306	$(2,522,159)

Denominator for basic earnings per shares – weighted average shares	975,298	975,989	975,989
Effect of dilutive securities – stock options	26,869	—	—

Denominator for diluted earnings per share adjusted for weighted average shares	1,002,167	975,989	975,989

Basic earnings per share:
Net income (loss) from continuing operations	$0.20	$(0.10)	$0.26
Income per share from gain on sale of rental real estate held for sale	$2.17	$0.75	—
Net income (loss) per share from discontinued operations	$0.13	$0.44	$(2.85)

Basic earnings per share	$2.50	$1.09	$(2.59)

Diluted earnings per share:
Net (loss) income from continuing operations	$0.19	$(0.10)	$0.26
Income per share from gain on sale of rental real estate held for sale	$2.12	$0.75	—
Net (loss) income per share from discontinued operations	$0.13	$0.44	$(2.85)

Diluted earnings per share	$2.44	$1.09	$(2.59)

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax status of dividends per share for the years ended December 31, 2003, 2002 and 2001 follows:

	December 31,
	2003	2002	2001
Taxable ordinary income	$0.08	$0.21	$1.20
Taxable capital gains	0.86	0.39	—
Return of capital	0.21	0.30	0.45

	$1.15	$0.90	$1.65

NOTE 2—RENTAL REAL ESTATE

Our major categories of rental real estate are:

	December 31,
	2003	2002
Land	$8,319,091	$9,003,326
Buildings and improvements	39,009,131	38,642,304

	47,328,222	47,645,630
Less accumulated depreciation	(3,370,743)	(2,463,398)

Net rental real estate	$43,957,479	$45,182,232

Our major categories of rental real estate held for sale are:

	December 31,
	2003	2002
Land	$1,747,804	$2,548,473
Buildings and improvements	3,181,446	6,070,089

	4,929,250	8,618,562
Less accumulated depreciation	(830,547)	(1,173,743)

Net rental real estate held for sale	$4,098,703	$7,444,819

In addition, we own land we are holding for future development, valued at its cost plus development expenditures, at December 31, 2003 of $2,691,331.

During 2003, no one tenant represented 10% or more of our total rental revenue including discontinued operations, although one tenant represented 9%. In 2002 and 2001, a portion of our rental revenue was earned from tenants whose individual rents represented more than 10% of our total rental revenue including discontinued operations. Specifically:

Four tenants accounted for 15%, 13%, 12% and 10% in 2002.

Two tenants accounted for 14% and 12% in 2001; further, one tenant accounted for over 9%.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—DISCONTINUED OPERATIONS

We adopted SFAS No. 144 as of January 1, 2002 and designated seven California properties as held for sale: Fresno; Huntington Beach; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road). We sold the Huntington Beach property in April 2002 and the Corona property in September 2002. We sold the Vacaville property in August 2003. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In November and December 2003, we sold the Chino and Cerritos properties, respectively. As of December 31, 2003, we have designated four properties as held for sale: Fresno; Riverside and two Sacramento properties (717 and 721 West Del Paso Road). In accordance with SFAS No.144, we have restated the prior results of the properties designated as held for sale and the properties we sold as discontinued operations for all periods presented. The results of properties included in discontinued operations for the three years ended December 31, 2003 are as follows:

	Years ended December 31,
	2003	2002	2001
Revenues
Rental	$905,116	$1,237,921	$1,730,242

	905,116	1,237,921	1,730,242

Cost and expenses
Interest	547,765	495,730	559,325
General and administrative	193	2,330	—
Depreciation	56,948	90,148	264,376
Operating	132,065	171,678	216,325
Property tax	40,670	52,139	42,195
Impairment loss	—	—	3,428,228

	777,641	812,025	4,510,449

Net income (loss) before gain on sale of rental real estate held for sale	127,475	425,896	(2,780,207)
Gain on sale of real estate held for sale	2,123,499	733,424	—

Net income (loss) from discontinued operations	$2,250,974	$1,159,320	$(2,780,207)

In accordance with SFAS No. 144, net income (loss) and gain on sale of real estate for properties sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of income as “discontinued operations” for all periods presented and those properties sold or considered held for sale prior to December 31, 2001 remain in “continuing operations.” In addition, we have determined to separately reflect the assets and liabilities of properties held for sale or sold in the current period as “Rental real estate held for sale,” “Other assets-rental real estate held for sale,” “Notes payable secured by rental real estate held for sale” and “Other liabilities-rental real estate held for sale” in the balance sheets for all periods presented.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on appraisals, estimated disposal costs and holding periods, we determined, in conjunction with the Advisor, that the total expected future cash flows and the ultimate disposition of certain properties were less than their carrying values at September 30, 2001. As a result, in that quarter, we recorded an impairment loss totaling $3,800,000, primarily related to the Riverside and Vacaville properties, measured as the amount by which the carrying amount of the asset exceeded its fair value.

As of December 31, 2003, we believe the Riverside property is properly valued in our accounts. However, this value is based on the value of the property itself and the value of the future lease payments. The lease on this property expires in September 2005, thus without an increase in the value of the property itself or a new lease, the value of the property may decrease in the future as the value of the future lease payments decrease as the expiration of the lease is closer.

In August, November and December 2003, we sold our Vacaville, Chino and Cerritos properties, respectively, for a net gain of $2,123,499.

In April and September 2002, we sold the Huntington Beach (Blockbuster) and Corona properties, respectively, for a gain of $733,424.

In March 2001, we received $165,053 from Banker’s Standard Insurance Company (“Banker’s Standard”) in partial settlement of a lawsuit regarding Banker’s Standard’s responsibility to defend us in a lawsuit related to the Riverside property. See Note 10, below. Banker’s Standard is also required to pay the subsequent costs of this action. We had previously expensed these legal costs, and as a result, the proceeds of the settlement were taken into income in March 2001.

NOTE 4—FUTURE MINIMUM RENTAL INCOME

As of December 31, 2003, future minimum rental income under the existing leases for rental real estate and rental real estate held for sale that have remaining noncancelable terms in excess of one year are as follows:

Years ending December 31,	Amount
2004	$6,847,862
2005	5,839,614
2006	4,439,946
2007	3,699,224
2008	2,549,530
Thereafter	12,952,959

Total	$36,329,135

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—RELATED PARTY TRANSACTIONS

We acquired 2.5 acres of land in March 2003 and intend to build an approximate 30,000 square foot shopping center on the land. The firm owned by Mr. Gary Coursey, one of our directors, provides architectural services for this project. During 2003, we paid $134,698 to Mr. Coursey’s firm.

We acquired the Northlake Festival Shopping Center in Atlanta, Georgia in October 2002 and paid a fee of $150,000 to Leeward Investments, LLC, which assisted us in negotiating the transaction. Mr. Eric P. Von der Porten, formerly a director, is the manager for Leeward Investments, LLC. He was not directly involved in the negotiations.

Also in conjunction with the purchase of the Northlake Festival Shopping Center, we paid in 2002, a real estate brokerage commission of $100,000 to Isakson-Barnhart Properties, Inc. and we have retained Isakson-Barnhart Properties, Inc. as the property manager of that shopping center. Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties supervises the project. Under this agreement, we paid a total of $239,145 and $30,334, respectively, to Isakson-Barnhart Properties in the years ended December 31, 2003 and 2002. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to the retail shopping center.

Until March 31, 2002, we had two agreements with the Advisor to provide advice on investments and to administer our the day-to-day operations including property management – the Amended and Restated Advisory Agreement dated July 1, 2001 and the Amended and Restated Property Management Agreement dated July 1, 1998. Both agreements were terminated effective March 31, 2002, and since April 1, 2002, we have been fully self-administered and self-managed. During 2001, we reimbursed $24,000 in overhead expenses and expensed $170,402 in advisory fees earned by WCRA. WCRA waived the collection of these fees and that amount is included in additional paid in capital. In addition, WCRM earned $182,342 in management fees in 2001.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2003 and 2002, the Advisor and its affiliates owned 7,584 of our shares, less than 1% of our outstanding shares. Two of our directors are also officers or directors of the Advisor or its affiliates. As of December 31, 2002, we had an account payable to a subsidiary of the Advisor for $30,077.

NOTE 6—NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2003	2002
Notes payable secured by rental real estate:

6.97% promissory note secured by our Folsom property, monthly principal and interest payments of $32,567 due September 1, 2009 with a balloon payment of $4,479,793.	$4,846,690	$4,897,784
Variable rate interest only promissory note secured by our Garden Grove property (Banco Popular) and land we hold for development in Garden Grove. The note bears interest rate at prime plus 1.25% (5.25% At December 31, 2003) and is due in March 18, 2004. In March 2004, we extended the term of this note to June 18, 2004.	1,500,000	—
6.97% promissory note secured by our Irvine property, monthly principal and interest payments of $25,105 due September 1, 2009 with a balloon payment of $3,453,364.	3,736,196	3,775,583
7.64% promissory note secured by our Atlanta, GA property (Northlake Festival Shopping Center), monthly principal and interest payments of $124,753 fully amortizing with the final payment due December 1, 2027. Starting December 2010, year 13 of the note, the interest rate increases to a minimum of 9.64%.	16,444,541	16,675,547

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6— NOTES PAYABLE – continued

	December 31,
	2003	2002
7.50% promissory note secured by a deed of trust on the Ontario property, monthly principal and interest payments are $22,390, due March 1, 2004. This loan was paid off in March 2004.	2,773,414	2,828,898
8.33% promissory note secured by a Deed of Trust on the Roseville property, monthly principal and interest payments are $11,510 due July 1, 2008. At December 31, 2002, we classified this property as held for sale.	1,334,083	—
6.97% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276 due September 1, 2009 with a balloon payment of $1,551,049.	1,678,080	1,695,770
6.97% promissory note secured by our Tustin property, monthly principal and interest payments of $30,677 due September 1, 2009 with a balloon payment of $4,219,765.	4,565,365	4,613,493
7.50% promissory note secured by a deed of trust on the Cerritos property, monthly principal and interest payments are $9,238, due April 1, 2011. We sold this property in December 2003.	—	1,178,062
7.50% promissory note secured by a Deed of Trust on the Chino property, monthly principal and interest payments are $6,836, due October 1, 2010. We sold this property in November 2003.	—	863,316

Subtotal – notes payable secured by rental real estate	36,878,369	36,528,453

Notes payable secured by rental real estate held for sale:

8.25% promissory note secured by a Deed of Trust on the Fresno property, monthly principal and interest payments are $5,244 due August 1, 2004.	529,520	548,052
8.25% promissory note secured by a Deed of Trust on the Riverside property, monthly principal and interest payments are $9,116, due November 8, 2004.	1,078,627	1,096,970
8.00% promissory note secured by a Deed of Trust on the Sacramento property (Java City 721 West Del Paso Road), monthly principal and interest payments are $3,126, due June 1, 2018. This loan was paid off in February 2003.	—	329,503

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6— NOTES PAYABLE – continued

	December 31,
	2003	2002
7.50% promissory note secured by a Deed of Trust on the Vacaville property, monthly principal and interest payments are $10,346, due October 1, 2010. We sold this property in August 2003.	—	1,306,664
8.33% promissory note secured by a Deed of Trust on the Roseville property, monthly principal and interest payments are $11,510 due July 1, 2008. At December 31, 2003, we classified this property as an operating property.	—	1,359,897

Subtotal – notes payable secured by rental real estate held for sale	1,608,147	4,641,086

Total notes payable	$38,486,516	$41,169,539

The aggregate fair value of the notes is approximately $40,800,000 and $43,000,000 for 2003 and 2002 respectively, based on current lending rates, which are the approximate industry lending rates on these types of properties and these locations.

Many of our notes payable contain significant penalties should we pay the loan prior to its scheduled maturity. Some of these notes also contain “cross collateral” provisions where the note holder has security rights against properties other than the primary property securing the note.

The aggregate annual future maturities at December 31, 2003 of notes payable secured by rental real estate and notes payable secured by rental real estate held for sale are as follows:

Years ending December 31,	Amount
2004	$6,326,280
2005	478,922
2006	515,761
2007	555,443
2008	1,765,563
Thereafter	28,844,547

Total	$38,486,516

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

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

own and operate real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

As of December 31, 2003, the gross basis in our assets for financial reporting purposes was approximately $3,300,000 lower than our basis for federal income tax purposes (unaudited).

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

	Years ended December 31,
	2003	2002	2001
Cash paid during the period for interest	$3,086,935	$1,768,330	$1,513,085

Supplemental disclosure of non-cash financing activities:
Assumption of loan	—	$16,730,601	—

Equity contributed by an affiliate through expense reimbursement	—	—	$170,402

Supplemental disclosure of non-cash investing activities:
Transfer of assets to rental real estate held for sale	$4,036,290	—	$5,402,842

Transfer of assets from rental real estate held for sale to rental real estate	$1,842,841	—	—

Transfer of assets to other assets -rental real estate held for sale	$85,419	—	$88,401

Transfer of assets from other assets -rental real estate held for sale to other assets	$194,201	—	—

Transfer of liabilities to other liabilities -rental real estate held for sale	$38,947	—	$109,401

Transfer of liabilities from other liabilities -rental real estate held for sale to other liabilities	$23,773	—	—

Transfer of liabilities to notes payable secured by rental real estate held for sale	$2,041,380	—	$3,556,260

Transfer of liabilities from notes payable secured by rental real estate held for sale to notes payable	$1,359,897	—	—

Transfer of lessee’s assets to us in satisfaction of account receivable	—	—	$287,036

Reconciliation of cash used to purchase the Northlake Festival Shopping Center in 2002 follows:

Cash paid	$4,364,731
Loan assumed	16,730,601

Balance at December 31, 2002	$21,095,332

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—RETIREMENT PLAN

In 2003, we established a defined contribution retirement plan covering all employees with more than three months of continuous full-time employment. In addition to employee elective deferrals, in 2003, we matched 100% of the employee’s deferral up to 3% of the employee’s compensation. The aggregate amount contributed and recognized as expense was $1,900 for the year ended December 31, 2003.

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

We have entered into a employment agreements with our President and Chief Executive Officer and Chief Financial Officer under which we would be obligated to make severance payments to either or both of them upon their termination or resignation for certain reasons, of one year’s salary plus bonus, if any.

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

The tenant in our Ontario property, Adelphia Communications, Inc. has filed for bankruptcy protection. Presently, the rent is current. Certain companies have claimed amounts due for remodeling work and

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other work ordered by Adelphia on our property. These companies have filed mechanics liens on our property. We have not yet determined the validity of these liens, and there may be defenses to these claims. If our lease with Adelphia is affirmed in the bankruptcy proceeding, then Adelphia would be responsible for the discharge of these claims. If our lease with Adelphia is not affirmed in the bankruptcy proceeding, and the bankruptcy proceedings do not fully pay these creditors, then we would be responsible for these claims to the extent they are valid, if at all. We believe that these liens will not have a material impact on our continuing operations or overall financial condition.

NOTE 11—UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma information is presented to illustrate the effect of the acquisition of the Northlake Festival Shopping Center in Atlanta, Georgia, as if the acquisition occurred on January 1st of 2001. Further incorporated into this pro forma financial information is the effect of the refinancing of four loans totaling approximately $8,500,000 into four new loans totaling $15,020,000 to fund the excess of the Northlake Festival purchase price over the existing secured note payable we assumed. The unaudited pro forma information is not necessarily indicative of the results that would have been obtained had the properties been acquired earlier, nor is it intended to be indicative of future results.

	Years ended December 31,
	2003	2002	2001
Revenues
Rental	$7,700,407	$7,325,106	$7,550,781
Interest	10,244	40,973	53,063

	7,710,651	7,366,079	7,603,844

Cost and expenses
Interest	2,624,149	2,559,945	2,754,433
General and administrative	1,458,872	1,261,057	705,265
Depreciation	1,028,510	905,561	934,380
Ground rent	922,698	923,283	930,895
Operating	984,393	923,812	1,002,511
Property tax	500,399	489,845	470,044
Impairment loss	—	—	371,772

	7,519,021	7,063,503	7,169,300

Net income (loss) from operations	191,630	302,576	434,544
Insurance recovery from lawsuit	—	—	165,053

Net income (loss) before gain on sale of rental real estate and discontinued operations	191,630	302,576	599,597
Discontinued operations:
Gain on sale of rental real estate held for sale	2,123,499	733,424	—
Impairment loss	—	—	(3,428,228)
Income from operations	127,475	425,896	648,021

Net income (loss)	$2,442,604	$1,461,896	$(2,180,611)

Net income (loss) per share–basic:
Net income (loss) before gain on sale of rental real estate and discontinued operations	$0.20	$0.31	$0.61
Discontinued operations:
Gain on sale of rental real estate held for sale	$2.17	$0.75	—
Other income (loss)	$0.13	$0.44	$(2.85)

Net income (loss) per share	$2.50	$1.50	$(2.24)

Net income (loss) per share– assuming dilution:
Net income (loss) before gain on sale of rental real estate and discontinued operations	$0.19	$0.31	$0.61
Discontinued operations:
Gain on sale of rental real estate held for sale	$2.12	$0.75	—
Other income (loss)	$0.13	$0.44	$(2.85)

Net income (loss) per share	$2.44	$1.50	$(2.24)

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly summary financial information follows:

For the year ending December 31, 2003:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$1,884,363	$1,851,223	$1,862,964	$2,112,101
Net (loss) income	$(35,750)	$86,191	$347,595	$2,044,568
Net (loss) income per share, assuming dilution	$(0.04)	$0.08	$0.36	$2.04

For the year ending December 31, 2002:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$738,657	$709,596	$716,492	$1,804,136
Net income (loss)	$281,571	$439,479	$343,464	$(6,208)
Net income per share, assuming dilution	$0.29	$0.45	$0.35	$0.00

For the year ending December 31, 2001:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$737,572	$724,959	$713,339	$716,635
Net income (loss)	$478,471	$311,973	$(3,454,975)	$142,372
Net income (loss) per share, assuming dilution	$0.49	$0.32	$(3.54)	$0.14

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — SUBSEQUENT EVENTS

On January 20, 2004, the board of directors declared a dividend of $0.25 per common share to holders of record on February 4, 2004, payable on February 18, 2004.

On February 10, 2004, we granted options to purchase 53,335 shares of our common stock to employees and directors at the then market price of $16.00 per share.

On March 2, 2004, we paid the balance due of $2,764,432, pursuant to its terms on our loan secured by our Ontario property.

In March 2004, we extended the due date on the loan secured by our Banco Popular property for three months to June 18, 2004 at the same variable interest rate and interest only payment schedule.

We have extended the term of the lease on the two Sacramento properties (Java City) to July 31, 2004, under the same terms, when we expect the tenant to move out and stop paying rent.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2003, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the Exchange Act Rule 13a-15(e). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors, their ages and their principal business occupation for the last five years are as follows:

Name	Age *	Term	Position and Experience
Class II Directors - term expires on the 2004 Annual Meeting of Stockholders

James P. Moore	48	August 2001- Present	Director. In 2002, Mr. Moore founded Moore Associates, LLC, a Southern California based real estate investment and development firm. Prior to forming Moore Associates, Mr. Moore was an officer of Banc One Capital Markets, Inc. (previously First Chicago) for 17 years. His most recent responsibilities were as Senior Vice President and Regional Manager, running the Western Division of the National – Large Corporate Department. As head of the office, his responsibilities included managing the team responsible for all banking and investment banking products, advice and services for large corporations headquartered in the 11 Western states. Mr. Moore spent a total of 13 years of his career in real estate financial services, including five years as the head of the Western Division of the Real Estate Department for First Chicago. Mr. Moore holds a B.S. in Business Administration (Finance and Real Estate) from the University of Southern California.

Gary B. Coursey	64	June 2003- Present	Director. Mr. Coursey has been the President of Gary B. Coursey and Associates, Inc. since its founding in 1971. He is a member of the American Institute of Architects and has over 30 years of experience in architecture, interior design and space planning. Mr. Coursey’s work has been recognized with numerous awards. Mr. Coursey has a Bachelor’s degree in Architecture from the Georgia Institute of Technology and an A.S. in Building Construction from Southern Polytechnic State University.

Class III Directors - term expires on the 2005 Annual Meeting of Stockholders

Allen K. Meredith	54	August 2001- Present	Mr. Meredith was appointed to his current positions of Chairman of the Board, President and Chief Executive Officer in August 2001. Prior to joining our company, Mr. Meredith had over 23 years of experience in the real estate business. Since 1994, Mr. Meredith has served as President and Chief Executive officer of Meredith Partners, where he specialized in acquiring, rehabilitating and managing suburban office and industrial commercial properties in California, including the recent acquisition and rehabilitation of the one million square-foot former Firestone Tire manufacturing facility in Los Angeles. From 1991 to 1994, Mr. Meredith was President and Chief Executive Officer of the Northwest Region of Trammell Crow Company, a real estate development company, where he oversaw property development, acquisition and disposition, facility and construction management, and leasing and property management for 33.1 million square feet of high-rise, office, shopping center and industrial properties. Mr. Meredith has an M.B.A. from Harvard University and a B.A. in Economics from Stanford University.

Patricia F. Meidell	63	August 2001- Present	Director. Ms. Meidell is the President of American Retirement Planners since 1996. She is a Certified Financial Planner and NASD Registered Principal with Associated Securities Corp. and a Director of Associated Financial Group, Inc. She earned her first securities license in 1972 and has owned a financial services business since 1982. She received her B.S. from Idaho State University, an M.S. from the University of Arizona, and she has done post-graduate work in counseling.

Neal E. Nakagiri	49	August 2001- Present	Director. Mr. Nakagiri was appointed Chief Executive Officer and President of Associated Financial Group, Inc. (“AFG”) in January 2000. Mr. Nakagiri is also a director of AFG. He is President of two wholly owned subsidiaries of AFG – Associated Securities Corp., a general securities broker-dealer and SEC registered investment advisor, and Associated Planners Investment Advisory, Inc., an SEC-registered investment advisor. He is a member of the State Bar of California and the Compliance and Legal Division of the Securities Industry Association. He is registered as a general securities, financial, options and municipal securities principal. Mr. Nakagiri serves on the SIA Independent Firms committee and the NASD National Adjudicatory Council. Mr. Nakagiri has a B.A. degree in Economics from the University of California at Los Angeles and a J.D. from Loyola Law School of Los Angeles.

Class I Directors - term expires on the 2006 Annual Meeting of Stockholders

E. Andrew Isakson	51	September 2002- Present	Director. Mr. Isakson has served as one of our directors since September 2002. Mr. Isakson has served as President of Isakson-Barnhart Properties, Inc. (and predecessor companies) since 1982 and is General Partner of Isakson-Barnhart Development Co., LLC. He has over 25 years of experience in commercial real estate in Atlanta and the Southeast developing, owning and managing office and retail space. Currently, Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Isakson-Barnhart Development Co., LLC has developed over 2.2 million square feet of retail space its inception. Mr. Isakson has been a licensed real estate broker since 1974 and received a B.A. from Vanderbilt University.

John H. Redmond	62	August 2001- Present	Director. Mr. Redmond has been active as a real state advisor for over 30 years. From 1995 to the present, Mr. Redmond has served as President of John H. Redmond, Real Property Advisors, a real estate consulting firm in San Francisco. Prior to 1995, Mr. Redmond was associated with Coldwell Banker & Company, Grubb & Ellis Real Estate Services and was a founder of The Rubicon Group. Mr. Redmond has a B.A. from the University of Scranton and an M.S. from Boston University.

*	Age at March 12, 2004

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

Mr. Wingard, 46, was appointed to his current position as Secretary, Vice President and Chief Financial Officer of the Company in July 2002. From October 2001 to July 2002, he was Vice President and Acting Chief Financial Officer. From August 2000 to September 2001, Mr. Wingard served as senior vice president and Chief Financial Officer of VelocityHSI, Inc. a publicly traded provider of high-speed Internet services to the apartment industry that was spun-off from BRE Properties, Inc. in August 2000. In August 2001, VelocityHSI, Inc. filed for protection under Chapter 7 of the U.S. Bankruptcy Code. From August 1996 to August 2000, Mr. Wingard was Vice President and Director of Financial Reporting for BRE Properties, Inc., a publicly traded real estate investment trust with over $1.5 billion in assets, where he was responsible for securities filings and compliance, loan administration and financial reporting. Mr. Wingard is a Certified Public Accountant and holds a B.S. in Accounting and Finance from the University of California, Berkeley.

Code of Business Conduct and Ethics

As described in Item 1, Business – Our Policies for Investment, Financing and Conflicts of Interest, we have adopted a Code of Business Conduct and Ethics and have posted it on our corporate website, www.meredithreit.com.

Audit Committee

The audit committee of our board of directors is composed of John H. Redmond (its chair), Patricia F. Meidell and James P. Moore. The board of directors has determined that Mr. Moore is an “audit committee financial expert” and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of common stock and our other equity securities with the SEC and to provide us with copies of these filings. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2003, each of our officers, directors and greater than ten percent beneficial owners who are obligated to file certain reports under Section 16(a) of the 1934 Act complied with the applicable filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer and our sole officer other than our Chief Executive Officer whose salary and bonus exceeded $100,000 or would exceed $100,000 on an annualized basis. We refer to the executive officers listed below as the “Named Executive Officers.”

	Annual Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Other ($)(3)
Allen K. Meredith	2003	200,000	30,000	1,000
President and Chief Executive	2002	200,000	20,000	—
Officer	2001	88,204	—	—

Charles P. Wingard	2003	125,000	18,750	625
Vice President and Chief	2002	125,000	12,500	—
Financial Officer	2001	20,821	—	—

(1)	For 2001, represents salary from August 2001 for Mr. Meredith and October 2001 for Mr. Wingard. Also, for Mr. Meredith, includes $25,000 in consulting fees paid in 2002 for consulting work prior to becoming an employee and for Mr. Wingard, includes $1,350 of income from consulting.
(2)	Paid in following year for prior year performance.
(3)	Consists of our contribution to the retirement plan.

Option Grants

The following table provides information concerning each grant of stock options to the named executive officers during the year ended December 31, 2003:

	Option Grants in Last Fiscal Year
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grand Date Value
Name					Grant Date Present Value $

Allen K. Meredith	66,667	78%	$10.25	3/3/13	$21,133

Charles P. Wingard	16,667	20%	$10.25	3/3/13	$5,283

The following table provides information regarding the exercisability of options and the number of options held by the named executive officers who have been granted stock options, as of December 31, 2003:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Allen K. Meredith	—	—	66,667	—	$283,335	—

Charles P. Wingard	—	—	16,667	—	$70,835	—

Employment Contracts and Termination of Employment and Change in Control Arrangements

Mr. Allen K. Meredith

Effective August 22, 2001, and amended and restated on March 21, 2002, we entered into an employment agreement with Allen K. Meredith to serve as our Chairman of the Board of Directors, President and Chief Executive Officer for an initial term of one year, with automatic renewal on a year-to-year basis thereafter unless terminated in accordance with its terms. Certain material terms of this agreement follows:

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

Mr. Charles P. Wingard

Effective April 7, 2003, we entered into an employment agreement with Charles P. Wingard to serve as our Chief Financial Officer. Mr. Wingard’s agreement is substantially identical to Mr. Meredith’s agreement other than Mr. Wingard’s salary is $125,000 per year and Mr. Wingard received 16,667 options to purchase our common stock

Audit Committee

The audit committee of our board of directors is composed of John H. Redmond (its chair), Patricia F. Meidell and James P. Moore. The board has determined that Mr. Moore is an “audit committee financial expert” and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Directors John H. Redmond and James P. Moore serve as our compensation and stock option committee. Neither of them was during 2003, or at any previous time, an officer or employee of Meredith Enterprises, Inc. Neither of them has engaged in any transaction required to be disclosed in Item 13, Certain Relationships and Related Transactions. In 2004, the independent directors evaluated our 2003 performance.

Other Compensation-Related Information

We have established a 401(k) retirement plan in 2003. In addition, we did not make any equity-based grants, such as options or SARs, in 2002, and no options were outstanding until our board of directors granted options to Mr. Meredith and Mr. Wingard on March 3, 2003 as described below.

Our independent directors receive $500 for each board meeting they attend in person, $200 for each telephonic meeting and $200 for each committee meeting attended, except for Mr. Isakson and Mr. Coursey, who receive $500 per meeting due to the cost of travel from his business location. During 2003, we paid a total of $8,000 to our non-employee directors, exclusive of reimbursements for expenses. Mr. Nakagiri and Ms. Meidell declined to accept fees for their service on the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	91,669	$10.25	58,331

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	91,669	$10.25	58,331

The following table sets forth, as of March 12, 2004 information regarding the shares of our common stock beneficially owned by each person who is known by the to own beneficially more than 5% of the common stock, by each director, by each named executive officer and by all directors and executive officers as a group. The amounts shown are based on information provided by the individuals named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage Beneficially Owned (2)
Allen K. Meredith	211,223	(3)	20.1%
Kim. Meredith	124,223	(4)	12.7%
Meredith I LLC	124,223	(5)	12.7%
Gary B. Coursey	1,667	(6)	*
E. Andrew Isakson	3,334	(7)	*
Patricia F. Meidell	2,166	(8)	*
James P. Moore	4,834	(9)	*
Neal E. Nakagiri	7,584	(10)	*
John H. Redmond	3,334	(7)	*
Charles P. Wingard	19,167	(11)	1.9%

Directors and officers as a group (12)	253,309		23.4%

*	Less than 1%

(1)	The business address for each of these individuals is c/o Meredith Enterprises, Inc., 3000 Sand Hill Road, Building 2, Suite 120, Menlo Park, CA 94025.
(2)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Share amount and percentage figures are rounded to the nearest whole number. Percentage figures are based upon 975,298 shares of common stock outstanding as of March 12, 2004.
(3)	For Mr. Meredith, includes 12,000 shares he owns directly, and 75,000 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 11, 2004 and 124,223 shares held by Meredith I LLC, where he is co-manager.
(4)	For Mrs. Meredith, includes 124,223 shares held by Meredith I LLC, where she is co-manager.
(5)	For Meredith I LLC, includes 124,223 shares where Mr. and Mrs. Meredith are co-managers.
(6)	For Mr. Coursey, includes 1,667 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 11, 2004.
(7)	For Messers. Isakson and Redmond, includes 3,334 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 11, 2004.
(8)	For Ms. Meidell, includes 499 shares she owns directly and 1,667 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 11, 2004.
(9)	For Mr. Moore, includes 1,500 shares he owns directly and 3,334 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 11, 2004.
(10)	For Mr. Nakagiri, includes shares held by the Advisor and its affiliates. Mr. Nakagiri does not own any shares directly.
(11)	For Mr. Wingard, includes 19,167 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 11, 2004.
(12)	Includes 107,503 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 11, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We acquired 2.5 acres of land in March 2003 and intend to build an approximate 30,000 square foot shopping center on the land. Mr. Gary Coursey, one of our directors, provides architectural services for this project and during 2003 and through March 12, 2004, we paid $183,967 to Mr. Coursey’s firm.

We have retained Isakson-Barnhart Properties, Inc. as the property manager of our Northlake Festival shopping center. Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties supervises the project. Under this agreement, we paid a total of $239,145 to Isakson-Barnhart Properties in the year ended December 31, 2003 and $34,581 through March 12, 2004. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to the retail shopping center.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the first, second and third quarters of that fiscal year, were $103,160. For the year ended December 31, 2002, the aggregate fees billed by BDO Seidman for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2002, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year, were $78,635.

Audit Related Fees. BDO Seidman billed no fees for professional services rendered that were reasonably related to the performance of the audit of our 2003 and 2002 financial statements, but which were not reported in the previous paragraph.

Tax Fees. For the fiscal year ended December 31, 2003, the aggregate fees billed by BDO Seidman for professional services rendered related to tax compliance, tax advice and tax planning were $16,295. For the year ended December 31, 2002, the aggregate fees billed by BDO Seidman for professional services rendered related to tax compliance, tax advice, and tax planning were $9,800. In each year, these tax-related fees were for preparing tax returns and providing tax advice for the classification of the dividend for reporting to stockholders.

All Other Fees. The aggregate fees billed by BDO Seidman for services rendered to us for the fiscal year ended December 31, 2003, other than for the services described in the foregoing paragraphs, were $0. The aggregate fees billed by BDO Seidman for services rendered to us for the fiscal year ended December 31, 2002, other than for the services described in the foregoing paragraphs were $6,000. These other fees relate primarily to audit activities related to properties we acquired in 2002.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Our audit committee pre-approval guidelines with respect to pre-approval of audit and non-audit services are summarized below.

General. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the audit committee. Any proposed services exceeding pre-approved cost levels requires specific pre-approval by the audit committee.

Audit Services. The annual audit services engagement terms and fees are subject to the specific pre-approval of the audit committee. In addition to the annual audit services engagement specifically approved by the audit committee, the audit committee has granted general pre-approval for other audit services, which are those services that only the independent auditor reasonably can provide.

Audit-related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are traditionally performed by the independent auditor. The audit committee believes that the provision of audit-related services does not impair the independence of the auditor.

Tax Services. The audit committee believes that the independent auditor can provide tax services to us, such as tax compliance, tax planning and tax advice without impairing the auditor’s independence. The audit committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.

All Other Services. The audit committee has granted pre-approval to those permissible non-audit services classified as “all other services” that it believes are routine and recurring services, and would not impair the independence of the auditor.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)	REPORTS ON FORM 8-K

•	On October 1, 2003, we filed a Current Report on Form 8-K reporting under Item 5 concerning the status of a tenant that declared bankruptcy in our Fresno property. No financial statements were filed.

•	On October 1, 2003, we filed a Current Report on Form 8-K reporting under Item 5 concerning press release describing the dividend declared by our board of directors on September 30, 2003. No financial statements were filed.

•	On November 12, 2003, we filed a Current Report on Form 8-K reporting under Item 5 concerning the status of a tenant in bankruptcy in our Ontario property and that the loan secured by this property matures in March 2004. No financial statements were filed.

•	On November 16 2003, we filed a Current Report on Form 8-K reporting under Item 5 concerning the sale of our Chino property. No financial statements were filed.

•	On December 10, 2003 we filed a Current Report Form 8-K under Item 5 concerning the possible sale of our Cerritos property. No financial statements were filed.

•	On December 30, 2003 we filed a Current Report Form 8-K under Item 5 concerning the sale of our Cerritos property. No financial statements were filed.

(c)	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1.1	Restated Certificate of Incorporation (incorporated by reference to our Report on Form 10-K dated March, 31,2003).

3.1.2	Certificate of Ownership and Merger merging Meredith Enterprises Inc. with and into West Coast Realty Investors, Inc. (incorporated by reference to our Report on Form 10-Q dated August 8, 2003).

3.2	Amended and Restated Bylaws dated November 15, 2002. (Incorporated by reference to Exhibit 3.2.6 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.1	Share Certificate (incorporated by reference to Exhibit 4.1 to our Report on Form 10-Q dated March 31, 2003).

10.1.1	Agreement to Purchase Property (6491 Edinger Avenue, Huntington Beach, California) incorporated by reference to our registration Statement on Form S-11, File No. 33-32466).

10.1.2	Lease Re: Property (6491 Edinger Avenue, Huntington Beach, California) incorporated by reference to our Registration Statement on Form S-11, File No. 33-32466).

10.1.3	Internal Revenue Service Ruling (6491 Edinger Avenue, Huntington Beach, California) incorporated by reference to our Registration Statement on Form S-11, File No. 33-32466).

10.2.1	Real Estate Purchase Agreement between K & I Associates and West Coast Realty Investors, Inc. dated March 1, 1993. (Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 5, 1994).

10.2.2	Leases re: Fresno Property. (Incorporated by reference to Exhibit 10.13.1 to our Current Report on Form 8-K dated May 5, 1994).

10.3.1	Agreement of Purchase and Sale of Real Property and Escrow Instructions Between Birtcher Riverside Market Place Properties, Ltd. and West Coast Realty Investors, Inc. (Incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K dated November 29, 1994).

Exhibit Number	Description of Exhibit

10.3.2	Riverside Market Place Lease and Assignment thereof (Incorporated by reference to Exhibit 10.14.1 to our Current Report on Form 8-K dated November 29, 1994).

10.3.3	Exhibits to Agreement of Purchase and Sale of Real Property and Escrow Instructions Between Birtcher Riverside Market Place Properties and West Coast Realty Investors, Inc. (Incorporated by reference to Exhibit 10.14.2 to our Current Report on Form 8-K dated November 29, 1994, as amended).

10.3.4	Appraisal for Riverside Market Place Property. (Incorporated by reference to Exhibit 10.14.2 to Our Current Report on Form 8-K dated November 29, 1994, as amended).

10.4.1	Purchase and Sale Contract between BRS-Tustin Safeguard Associates and West Coast Realty Investors, Inc. (Incorporated by reference to Exhibit 10.15 to Our Current Report on Form 8-K dated May 22, 1995).

10.4.2	Standard Industrial Lease - Net between BRS-Tustin Safeguard Associates and Safeguard Business Systems, Inc. (Incorporated by reference to Exhibit 10.15.1 to Our Current Report on Form 8-K dated May 22, 1995).

10.4.3	Loan Assignment and Assumption Agreement between BRS-Tustin Safeguard Associates, West Coast Realty Investors, Inc. and Businessmen’s Assurance Company of America (Incorporated by reference to Exhibit 10.15.2 to Our Current Report on Form 8-K dated May 22, 1995).

10.4.4	Appraisal of Safeguard Business Systems Property (Incorporated by reference to Exhibit 10.15.3 to Our Current Report on Form 8-K dated May 22, 1995).

10.5.1	Agreement of Purchase and Sale and Joint Escrow Instructions for 717 and 721 West Del Paso Road (with exhibits) (Incorporated by reference to Exhibit 1 to Our Current Report on Post-effective Amendment No. 1 dated October 1, 1996).

10.5.2	Standard Industrial Lease-Net dated April 10, 1989 (as amended) on 717 West Del Paso Road (Incorporated by reference to Exhibit 1 to Our Current Report on Post-effective Amendment No. 1 dated October 1, 1996).

10.5.3	Guarantee of a portion of the Rent on 717 West Del Paso Road (Incorporated by reference to Exhibit 2 to Our Current Report on Post-effective Amendment No. 1 dated October 1, 1996).

10.5.4	An Appraisal of An Office/Industrial Facility at 717 and 721 West Del Paso Road, Sacramento, California, dated June 5, 1996 (Incorporated by reference to Exhibit 3 to Our Current Report on Post-effective Amendment No. 1 dated October 1, 1996).

10.6.1	Purchase and Sale Contract dated November 18, 1996 between West Coast Realty Investors and Shidler West Investment Corporation (Incorporated by reference to Exhibit 1 to Our Current Report on Form 8-K dated January 17, 1997).

Exhibit Number	Description of Exhibit

10.6.2	Appraisal Report for an Office/Industrial Facility at 17862 Fitch Street, Irvine, California. (Incorporated by reference to Exhibit 2 to Our Current Report on Form 8-K dated January 17, 1997).

10.6.3	Commercial lease between Tycom Corporation and Shidler West Investment Corporation dated December 18, 1996. (Incorporated by reference to Exhibit 3 to Our Current Report on Form 8-K dated January 17, 1997).

10.6.4	Promissory note secured by deed of trust dated January 9, 1997, including Rider to Promissory Note, secured by deed of trust on property at 17862 Fitch Street, Irvine. (Incorporated by reference to Exhibit 4 to Our Current Report on Form 8-K dated January 17, 1997).

10.7	Amended and Restated Advisory Agreement dated July 1, 2001 (incorporated by reference to our proxy statement dated September 11, 2001).

10.8	Employment Agreement dated August 22, 2001 as revised March 21, 2002 between the Company and Allen K. Meredith (incorporated by reference to our Report on Form 10-K dated December 31, 2001). (1)

10.9	Form of indemnification agreement (incorporated by reference to our Report on Form 10-Q dated June 30, 2002).

10.10	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the Folsom Property (incorporated by reference to our Report on Form 10-Q dated September 30, 2002). (2)

10.11	Deed of Trust Note for the Folsom Property (incorporated by reference to our Report on Form 10-Q dated September 30, 2002). (2)

10.12	Schedule of material terms of Loans secured by the Irvine, Sacramento (Horn Road) and Tustin properties in the Form of Exhibits 10.15 and 10.16 (incorporated by reference to our Report on Form 10-Q dated September 30, 2002). (2)

10.13	Leasehold Deed to Secure Debt and Security Agreement between BSRT/M&J Northlake Limited Partnership and General Electric Capital Corporation dated November 12, 1997, Loan Agreement between General Electric Capital Corporation and BSRT/M&J Northlake Limited Partnership dated November 12, 1997 and Promissory Noted dated November 12, 1997(incorporated by reference to our Report on Form 10-K dated December 31, 2002).

Exhibit Number	Description of Exhibit

10.14	Ground Lease Agreement between Cox Communications, Inc. and Crow-Atlanta Retail, LTD. dated October 4, 1982, Amendment to Ground Lease Agreement dated April 27, 1983, Second amendment to Ground Lease Agreement dated December 24, 1983 and Third amendment to Ground Lease Agreement dated October 15, 2002 (incorporated by reference to our Report on Form 10-K dated December 31, 2002).

10.15	Lease dated February 1, 2003 between Ford Land Company, LLC and West Coast Realty Investors, Inc. (incorporated by reference to our Report on Form 10-Q dated March 31, 2003).

10.16	Employment Agreement dated April 7, 2003 between the Company and Charles P. Wingard (incorporated by reference to our Report on Form 10-Q dated June 30, 2003). (1)

10.17	Meredith Enterprises, Inc. 2002 Stock Incentive Plan (amended and restated June 3, 2003) (incorporated by reference to our Report on Form 10-Q dated June 30, 2003).

21	Subsidiaries of the Registrant

23.1	Consent of BDO SEIDMAN, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)	Compensation arrangement.
(2)	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2004	Meredith Enterprises, Inc.
(formerly West Coast Realty Investors, Inc.)

By:	/s/ Allen K. Meredith
(Chairman of the Board of Directors, President and Chief Executive Officer

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

Date: March 25, 2004	/s/ Allen K. Meredith
ALLEN K. MEREDITH
(Chairman of the Board of Directors, President and Chief Executive Officer)

Date: March 25, 2004	/s/ Charles P. Wingard
CHARLES P. WINGARD
(Vice President/ Treasurer, Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2004	/s/ E. Andrew Isakson
E. ANDREW ISAKSON (Director)

Date: March 25, 2004	/s/ Gary B. Coursey
GARY B. COURSEY (Director)

Date: March 25, 2004	/s/ Patricia F. Meidell
PATRICIA F. MEIDELL (Director)

Date: March 25, 2004	/s/ James P. Moore
JAMES P. MOORE (Director)

Date: March 25, 2004	/s/ Neal E. Nakagiri
NEAL E. NAKAGIRI (Director)

Date: March 25, 2004	/s/ John H Redmond
JOHN H. REDMOND (Director)

MEREDITH ENTERPRISES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION	DECEMBER 31, 2003

		Initial Cost		Cost capitalized subsequent to acquisition	Gross Amount at which carried at end of period		Total Cost	Accumulated Depreciation	Date of Construction	Date Acquired	Life (years) on which depreciation is computed
Description	Encumbrances	Land	Building and Improvements		Land	Building and Improvements
Rental real estate:
Light Industrial Bldg., Folsom	$4,846,690	$1,105,977	$4,904,978		$1,105,977	$4,904,978	$6,010,955	$(565,945)	1984	5/99	39.0
Office Building, Garden Grove	1,500,000	440,000	1,065,988		440,000	1,065,988	1,505,988	(13.666)	1967	6/03	39.0
Light Industrial Bldg., Irvine	3,736,196	1,570,000	3,337,441		1,570,000	3,337,441	4,907,441	(693,341)	1978	1/97	39.0
Retail Shopping Center, Atlanta, Georgia	16,444,541	—	21,095,322	$424,371	—	21,519,693	21,519,693	(676,138)	1982	10/02	39.0
Light Industrial Bldg., Ontario	2,773,414	2,636,728	1,978,236		2,636,728	1,978,236	4,614,964	(228,253)	1997	1/99	39.0
Restaurant Facility, Roseville	1,334,083	594,025	1,382,459		594,025	1,382,459	1,976,484	(213,401)	1997	10/97	39.0
Light Industrial Bldg., (Horn Road) Sacramento *	1,678,080	1,068,000	1,073,200	161,175	882,565	1,048,038	1,930,603	(149,792)	1976	1/98	39.0
Office Building, Tustin	4,565,365	1,089,796	3,772,298		1,089,796	3,772,298	4,862,094	(830,207)	1986	5/95	39.0

Subtotal - Rental real estate	$36,878,369	$8,504,536	$38,609,922	$585,546	$8,319,091	$39,009,131	$47,328,222	$(3,370,743)

Rental real estate held for sale:
Retail Bldg., Shopping Center, Fresno *	$529,520	$553,648	$861,245		$164,931	$560,014	$724,945	$(184,945)	1993	5/93	39.0
Entertainment Center, Riverside*	1,078,627	768,667	2,886,833	$287,036	768,667	1,607,138	2,375,805	(505,805)	1994	11/94	39.0
Light Industrial Bldg., (Java City 717 W. Del Paso Road) Sacramento	—	489,182	609,397		489,182	609,397	1,098,579	(83,993)	1988	8/96	39.0
Light Industrial Bldg., (Java City 721 W. Del Paso Road) Sacramento	—	325,024	404,897		325,024	404,897	729,921	(55,804)	1988	8/96	39.0

Subtotal – Rental real estate held for sale	1,608,147	2,136,521	4,762,372	287,036	1,747,804	3,181,446	4,929,250	(830,547)

Grand Total**	$38,486,516	$10,641,047	$43,372,294	$872,582	$10,066,895	$42,190,577	$52,257,472	$(4,201,290)

*	Amount shown is net of write-downs totaling $2,628,450 on these assets in total. The write-downs were based on appraisals and allocated prorata to land and improvements absent other indication of value
**	The federal income tax basis totals approximately $55,500,000 before accumulated depreciation.

MEREDITH ENTERPRISES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

The activity in rental real estate, rental real estate held for sale and related depreciation for the three years ended December 31, 2003 is as follows:

A reconciliation of rental real estate and rental real estate held for sale for the years ending December 31, 2001, 2002 and 2003 follows:

	Rental real estate	Rental real estate held for sale	Total
Balance at December 31, 2000	$35,133,648	$6,468,260	$41,601,908
2001 Additions	404,224	61,179	465,403
2001 Impairment a loss	(2,628,576)	(1,171,424)	(3,800,000)
Transfer to held for sale	(6,453,319)	6,453,319	—

Balance at December 31, 2001	26,455,977	11,811,334	38,267,311
2002 Additions	21,189,653	—	21,189,653
2002 Dispositions	—	(3,192,772)	(3,192,772)

Balance at December 31, 2002	47,645,630	8,618,562	56,264,192
2003 Additions	1,997,204	—	1,997,204
Transfer to rental real estate held for sale	(4,291,096)	4,291,096	—
Transfer to rental real estate	1,976,484	(1,976,484)	—
2003 Dispositions	—	(6,003,924)	(6,003,924)

Balance at December 31, 2003	$47,328,222	$4,929,250	$52,257,472

A reconciliation of accumulated depreciation of rental real estate and rental real estate held for sale for the years ending December 31, 2001, 2002 and 2003 follows:

	Rental real estate	Rental real estate held for sale	Total
Balance at December 31, 2000	$2,369,839	$360,378	$2,730,217
2001 Depreciation expense	564,421	111,514	675,935
Transfer to held for sale	(1,050,477)	1,050,477	—

Balance at December 31, 2001	1,883,783	1,522,369	3,406,152
2002 Depreciation expense	579,615	23,979	603,594
2002 Dispositions	—	(372,605)	(372,605)

Balance at December 31, 2002	2,463,398	1,173,743	3,637,141
2003 Depreciation expense	1,028,510	56,948	1,085,458
Transfer to rental real estate held for sale	(254,808)	254,808	—
Transfer to rental real estate	133,643	(133,643)	—
2003 Dispositions	—	(521,309)	(521,309)

Balance at December 31, 2003	$3,370,743	$830,547	$4,201,290