Form 10QSB
period 2004-03-31
MEREDITH ENTERPRISES INC
filed 2004-05-14
CIK 858346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15 (d) of the Exchange Act

For the transition period from                          to

Commission file number 000-24594

MEREDITH ENTERPRISES, INC.

(Exact name of Small Business Issuer as Specified in Its Charter)

Delaware	95-4246740
State or Other Jurisdiction of Incorporation or Organization	(IRS Employer Identification No.)

3000 SAND HILL ROAD, BUILDING 2, SUITE 120 MENLO PARK, CALIFORNIA	94025
(Address of principal executive offices)	(Zip Code)

(650) 233-7140

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2004 there were 976,965 shares of the issuer’s common stock outstanding

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☑

MEREDITH ENTERPRISES, INC.

REPORT ON FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

As used in this Report on Form 10-QSB, unless the context otherwise requires, the terms “we,” “us,” and “our” refer to Meredith Enterprises, Inc., a Delaware corporation. 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEREDITH ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Rental real estate, less accumulated depreciation (Notes 2, 4 and 6)	$43,610,697	$43,957,479
Rental real estate held for sale, net (Notes 2 and 6)	4,047,133	4,098,703
Land held for development (Notes 2 and 6)	2,848,790	2,691,331
Cash and cash equivalents	1,647,635	4,699,052
Deferred rent	518,702	515,644
Accounts receivable	95,798	115,223
Loan origination fees, net of accumulated amortization of $147,443 and $130,001 at March 31, 2004 and December 31, 2003, respectively	597,605	615,048
Other assets	758,159	667,197
Other assets related to rental real estate held for sale	—	17,688

Total assets	$54,124,519	$57,377,365

Liabilities and Stockholders’ Equity
Liabilities
Notes payable secured by rental real estate (Note 6)	$33,996,847	$36,878,369
Notes payable secured by rental real estate held for sale (Note 6)	1,598,391	1,608,147
Accounts payable and accrued liabilities	524,519	805,887
Security deposits and prepaid rent	239,723	225,272
Other liabilities related to rental real estate held for sale	27,054	28,666

Total liabilities	36,386,534	39,546,341

Commitments and contingencies (Note 9)	—	—
Stockholders’ equity
Common stock $.01 par value; 15,000,000 shares authorized; 975,298 shares issued and outstanding as of March 31, 2004 and December 31, 2003	9,753	9,753
Additional paid-in capital	27,157,247	27,157,247
Dividends in excess of retained earnings	(9,429,015)	(9,335,976)

Total stockholders’ equity	17,737,985	17,831,024

Total liabilities and stockholders’ equity	$54,124,519	$57,377,365

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)
Revenues
Rental (Notes 2 and 4)	$2,018,426	$1,876,248
Interest	5,180	8,114

	2,023,606	1,884,362

Cost and expenses
Interest	628,722	677,779
General and administrative	363,103	431,129
Depreciation	346,782	229,862
Ground rent (Note 9)	242,969	233,893
Operating	220,072	238,144
Property tax	127,162	121,738

	1,928,810	1,932,545

Income (loss) from continuing operations	94,796	(48,183)
Discontinued operations (Note 3)	55,991	12,433

Net income (loss)	$150,787	$(35,750)

Net income (loss) per share–basic (Note 1):
Income (loss) from continuing operations	$0.10	($0.05)
Discontinued operations	$0.06	$0.01

Net income (loss) per share-basic	$0.16	($0.04)

Net income (loss) per share–assuming dilution (Note 1):
Income (loss) from continuing operations	$0.10	($0.05)
Discontinued operations	$0.05	$0.01

Net income (loss) per share-assuming dilution	$0.15	($0.04)

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31,	2004	2003
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$150,787	$(35,750)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	346,782	246,404
Fair value adjustment to property carrying value	51,570	—
Interest expense due to amortization of loan origination fees	17,443	18,155
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Deferred rent	(3,058)	(6,763)
Accounts receivable	19,425	132,780
Other assets	(90,962)	(288,881)
Other assets related to rental real estate held for sale	17,688	360,285
Accounts payable and accrued liabilities	(281,368)	(170,156)
Security deposits and prepaid rent	14,451	(145,460)
Other liabilities related to rental real estate held for sale	(1,612)	(8,333)

Net cash provided by operating activities	241,146	102,281

Cash flows from investing activities
Expenditures on land held for development	(157,459)	—
Purchase of land held for development	—	(2,238,359)
Capital expenditures on rental real estate	—	(324,605)

Net cash used in investing activities	(157,459)	(2,562,964)

Cash flows from financing activities
Dividends paid	(243,826)	(292,589)
Payments on notes payable secured by rental real estate	(2,881,522)	(118,500)
Payments on notes payable secured by rental real estate held for sale	(9,756)	(351,825)

Net cash used in financing activities	(3,135,104)	(762,914)

Net decrease in cash and cash equivalents	(3,051,417)	(3,223,597)
Cash and cash equivalents, beginning of year	4,699,052	3,923,923

Cash and cash equivalents, end of period	$1,647,635	$700,326

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Dividends in Excess of Retained Earnings	Total
	Shares	Amount
(Unaudited)
Balance, January 1, 2004	975,298	$9,753	$27,157,247	$(9,335,976)	$17,831,024
Net income for the period				150,787	150,787
Dividends declared ($0.25 per share) (Note 1)				(243,826)	(243,826)

Balance, March 31, 2004	975,298	$9,753	$27,157,247	$(9,429,015)	$17,737,985

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Business

Meredith Enterprises, Inc. was originally organized in October 1989 under the laws of the State of Delaware. We have elected tax status as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes since 1991. As of March 31, 2004, all of our properties were located in California and Georgia, and we did not own any residential properties. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance, either by directly paying such costs or reimbursing us for those costs through additional rental payments.

Rental Real Estate, Rental Real Estate Held for Sale and Depreciation

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over the asset’s estimated useful lives of 31.5 to 39 years, or the term of the lease for tenant improvements, if shorter, for financial reporting purposes.

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to fair value is required.

Real estate classified as “held for sale” is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. If we determine that we should no longer classify an asset as “held for sale,” we recompute depreciation such that the accumulated depreciation on the asset at the time of the reclassification is the same as if it had never been classified as held for sale and charge the additional expense to depreciation in the period of such determination. Operating results of properties we consider held for sale, as well as those sold, are included in discontinued operations in our consolidated statements of earnings.

In the normal course of business, we may receive offers for sale of our properties, either solicited or unsolicited. For those offers that we accept, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of March 31, 2004, there were four properties classified as “held for sale,” as they were listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. There can be no assurance that the properties held for sale will be sold in the near term, at prices we consider acceptable, or at all.

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

Acquisition Costs

We expense internal acquisition costs in accordance with Emerging Issues Task Force (“EITF”) 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.”

Loan Origination Fees

Loan origination fees are capitalized and amortized over the life of the loan and are included in interest expense.

Cash and Cash Equivalents

We consider cash in the bank, liquid money market funds and all highly liquid certificates of deposit, with original maturities of three months of less, to be cash and cash equivalents. We place funds in financial institutions we believe are creditworthy and high-quality financial institutions. Cash and cash equivalent balances are held with various financial institutions and at times exceed the Federal Deposit Insurance Corporation limit of $100,000.

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

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Net Income Per Share

We calculate net income per share by dividing the sum of net income by the weighted average number of shares outstanding for the period and the dilutive effect of stock options. Stock options are excluded whenever their effect would be anti-dilutive in loss periods or when their strike prices are out of the money.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” as promulgated by the Financial Accounting Standards Board (“FASB”), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. We do not have any components of comprehensive income in the periods ended March 31, 2004 and 2003, other than net income.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the presentation of the current period’s financial statements.

Descriptive Information about Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate and rental real estate held for sale, which comprised 93% and 88% of our total assets at March 31, 2004 and December 31, 2003, respectively and over 99% of our total revenues (including discontinued operations) for the three month periods ended March 31, 2004 and 2003. All the rental real estate we own is located in California and Georgia. We do not use reporting by geographic region.

All revenues are from external customers, and there are no revenues from transactions with other segments. See Note 2 for tenants that contributed 10% or more of our total revenues for the three months ended March 31, 2004 and 2003. Interest expense on debt is not allocated to individual properties, even if such debt is secured by a specific property. There is no provision for federal or state income taxes as we are organized as a REIT and as such, there is no tax due; see Note 7.

Stock-Based Compensation

We account for our stock based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” as clarified by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” As such, compensation expenses is recorded when, on the date of the grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to SFAS No. 123 “Accounting for Stock-Based

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Compensation”, we disclose the proforma effects of using the fair value method of accounting for stock-based compensation arrangements.

Proforma information regarding net income and earnings per share required by SFAS No. 148 was determined as if we had accounted for the employee and non-employee director stock options granted in the period ended December 31, 2003 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the three months March 31, 2004:

Risk-free interest rate	4.00%
Dividend yield	6.40%
Volatility	24.00%
Weighted average option life	10 years

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

For purposes of proforma disclosures, we amortize the estimated fair value of the options is over the options’ vesting periods. Our proforma information, as if we had adopted SFAS No. 123 as discussed above, follows:

	Three months ended March 31, 2004	Three months ended March 31, 2003
Net income (loss), as reported	$150,787	($35,750)
Less – total stock-based compensation expense determined under the fair value based method	15,011	29,059

Proforma net income (loss)	$135,776	($64,809)

Net income (loss) per share:
Basic-as reported	$0.16	($0.04)

Basic-proforma	$0.14	($0.07)

Diluted-as reported	$0.15	($0.04)

Diluted-proforma	$0.13	($0.07)

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

New Accounting Pronouncements

On May 15, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. SFAS No. 145 amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

On January 1, 2003, we adopted FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 affects leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and no fair value of the obligation of them will be recognized on the balance sheet. The adoption of FIN No. 45 did not have an impact on our financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have impact on our financial position and results of operations.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NET INCOME, DIVIDENDS PER SHARE AND OPTION ACTIVITY

Dividends are declared by the board of directors and based on a variety of factors, including the previous quarter’s net (loss) income from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board of directors deems appropriate.

Our stockholders approved and adopted the 2002 Stock Incentive Plan in September 2002, and it provides for the issuance of incentive stock options, non-qualified stock options, restricted shares and other grants. The maximum number of shares that may be issued under the plan is 150,000. The option price may not be less than the fair market value of a share on the date that the option is granted, and the options generally vest either immediately or over two years. Changes in options outstanding during the three months ended March 31, 2004 were as follows:

	Shares under option	Weighted average exercise price
Balance at the beginning of the period	91,669	$10.25
Granted	53,335	$16.00
Exercised	—	—
Cancelled	—	—

Balance at end of period	145,004	$12.36

Exercisable	99,795	$10.73

Shares available for future grants at March 31, 2004	4,996

Estimated fair value of options granted during the period per share	$1.80

The exercise price of all options granted was equal to the market price on the date of grant. The options expire in 2013 and 2014, and the weighted average remaining contractual life of these options is approximately 10 years.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share with respect to net income:

	Three months ended March 31,
	2004	2003
Numerator:
Income (loss) from continuing operations	$94,796	$(48,183)
Income from discontinued operations	55,991	12,433

Net income (loss)	$150,787	$(35,750)

Denominator for basic earnings per share – weighted average shares	975,298	975,298
Effect of dilutive securities – stock options	31,438	8,237

Denominator for diluted earnings per share adjusted for weighted average shares	1,006,736	983,535

Basic earnings per share:
Income (loss) from continuing operations	$0.10	($0.05)
Income per share from discontinued operations	$0.06	$0.01

Net income (loss) per share - basic	$0.16	($0.04)

Diluted earnings per share:
Income (loss) from continuing operations	$0.10	($0.05)
Income per share from discontinued operations	$0.05	$0.01

Net income (loss) per share - assuming dilution	$0.15	(0.04)

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—RENTAL REAL ESTATE

Our major categories of rental real estate are:

	March 31, 2004	December 31, 2003
Land	$8,319,091	$8,319,091
Buildings and improvements	39,009,131	39,009,131

	47,328,222	47,328,222
Less accumulated depreciation	(3,717,525)	(3,370,743)

Net rental real estate	$43,610,697	$43,957,479

Our major categories of rental real estate held for sale are:

	March 31, 2004	December 31, 2003
Land	$1,747,804	$1,747,804
Buildings and improvements	3,129,876	3,181,446

	4,877,680	4,929,250
Less accumulated depreciation	(830,547)	(830,547)

Net rental real estate held for sale	$4,047,133	$4,098,703

In addition, we own land we are holding for future development, valued at its cost plus development expenditures, at March 31, 2004 of $2,848,790.

During 2004, no one tenant represented 10% or more of our total rental revenue including discontinued operations, although two tenants represented approximately 8% each. In 2003, one tenant represented 11% of our total rental revenue including discontinued operations and another tenant represented 8%.

NOTE 3—DISCONTINUED OPERATONS

We adopted SFAS No. 144 as of January 1, 2002 and designated seven California properties as held for sale: Fresno; Huntington Beach; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road). In addition, we sold two properties since January 1, 2002 that we had not designated as held for sale, the Corona and Cerritos properties. We sold the Huntington Beach property in April 2002 and the Corona property in September 2002. We sold the Vacaville property in August 2003. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In November and December 2003, we sold the Chino and Cerritos properties, respectively. As of March 31, 2004

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and December 31, 2003, we have designated four properties as held for sale: Fresno; Riverside; and two Sacramento properties (717 and 721 West Del Paso Road). In accordance with SFAS No.144, we have restated the prior results of the properties designated as held for sale and the properties we sold as discontinued operations for all periods presented. The results of properties included in discontinued operations for the three months ended March 31, 2004 and 2003 are as follows:

Three months ended March 31,	2004	2003
Revenues
Rental	$158,920	$192,358

	158,920	192,358

Cost and expenses
Interest	33,700	104,579
General and administrative	40	—
Depreciation	—	16,542
Operating	14,753	47,538
Property tax	2,866	11,266
Fair value adjustment to property carrying value	51,570	—

	102,929	179,925

Net income from discontinued operations	$55,991	$12,433

Net income (loss) and gain on sale of real estate for properties sold or considered held for sale are reflected in our consolidated statements of income as “discontinued operations” for all periods presented. In addition, we have determined to separately reflect the assets and liabilities of properties held for sale or sold in the current period as “Rental real estate held for sale,” “Other assets-rental real estate held for sale,” “Notes payable secured by rental real estate held for sale” and “Other liabilities-rental real estate held for sale” in the balance sheets for all periods presented.

Starting January 1, 2004, we have reduced the operating income from our Riverside property to zero and reduced the carrying value of the property by a corresponding amount, as its fair value was previously determined to equal the present value of its expected future cash flows.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—FUTURE MINIMUM RENTAL INCOME

As of March 31, 2004, future minimum rental income under the existing leases for rental real estate and rental real estate held for sale that have remaining noncancelable terms in excess of one year are as follows:

Years ending March 31,	Amount
2005	$6,701,869
2006	5,417,575
2007	4,266,857
2008	3,467,538
2009	2,398,099
Thereafter	11,749,050

Total	$34,000,988

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 5—RELATED PARTY TRANSACTIONS

We acquired 2.5 acres of land in March 2003 and intend to build an approximate 30,000 square foot shopping center on the land. The firm owned by Mr. Gary Coursey, one of our directors, provides architectural services for this project. During the three months ended March 31, 2004 and 2003, we paid $54,847 and $20,057, respectively, to Mr. Coursey’s firm.

We have retained Isakson-Barnhart Properties, Inc. as the property manager of our Northlake Festival Shopping Center in Atlanta, Georgia. Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties supervises the project. Under this agreement, we paid a total of $45,902 and $36,674, respectively, to Isakson-Barnhart Properties in the three months ended March 31, 2004 and 2003. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to the retail shopping center.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2004	December 31, 2003
Notes payable secured by rental real estate:
6.97% promissory note secured by our Folsom property, monthly principal and interest payments of $32,567; due September 1, 2009 with a balloon payment of $4,479,793.	$4,833,366	$4,846,690
Variable rate interest only promissory note secured by our Garden Grove property (Banco Popular) and land we hold for development in Garden Grove. The note bears interest rate at prime plus 1.25% (5.25% at March 31, 2004) and is due on June 18, 2004.	1,500,000	1,500,000
6.97% promissory note secured by our Irvine property, monthly principal and interest payments of $25,105; due September 1, 2009 with a balloon payment of $3,453,364.	3,725,924	3,736,196
7.64% promissory note secured by our Atlanta, GA property (Northlake Festival Shopping Center), monthly principal and interest payments of $124,753 fully amortizing with the final payment due December 1, 2027. Starting December 2010, year 13 of the note, the interest rate increases to a minimum of 9.64%.	16,383,987	16,444,541
8.33% promissory note secured by a Deed of Trust on the Roseville property, monthly principal and interest payments of $11,510; due July 1, 2008.	1,327,289	1,334,083
6.97% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276; due September 1, 2009 with a balloon payment of $1,551,049.	1,673,467	1,678,080
6.97% promissory note secured by our Tustin property, monthly principal and interest payments of $30,677; due September 1, 2009 with a balloon payment of $4,219,765.	4,552,814	4,565,365
7.50% promissory note secured by a deed of trust on the Ontario property, monthly principal and interest payments are $22,390; due March 1, 2004. We paid off this loan in March 2004.	—	2,773,414

Subtotal – notes payable secured by rental real estate	33,996,847	36,878,369

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2004	December 31, 2003
Notes payable secured by rental real estate held for sale:
8.25% promissory note secured by a Deed of Trust on the Fresno property, monthly principal and interest payments are $5,244; due August 1, 2004.	524,644	529,520
8.25% promissory note secured by a Deed of Trust on the Riverside property, monthly principal and interest payments are $9,116; due November 8, 2004.	1,073,747	1,078,627

Subtotal – notes payable secured by rental real estate held for sale	1,598,391	1,608,147

Total notes payable	$35,595,238	$38,486,516

Many of our notes payable contain significant penalties should we pay off the loan before its scheduled maturity. Some of these notes also contain “cross collateral” provisions where the note holder has security rights against properties other than the primary property securing the note.

The aggregate annual future maturities at March 31, 2004 of notes payable secured by rental real estate and notes payable secured by rental real estate held for sale are as follows:

Years ending March 31,	Amount
2005	$3,551,424
2006	487,877
2007	525,407
2008	565,833
2009	1,766,465
Thereafter	28,698,232

Total	$35,595,238

NOTE 7—TAXES ON INCOME

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended for federal income tax purposes. This requires, among a number of other organizational and operational requirements, that we distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. In addition, California and Georgia, the states in which we own and operate real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Quarters ended March 31,	2004	2003
Cash paid during the period for interest	$645,298	$741,275

Capitalized interest during the period	$47,756	—

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

January 2003– October 2007	Fixed at $600,000 per year
November 2007– October 2032	Subject to appraisal, but not less than $600,000 per year, nor more than $1,200,000 per year
November 2032 –October 2057	Subject to appraisal, but not less than nor more than twice amount payable for the period November 2007 to October 2032

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

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10 — SUBSEQUENT EVENTS

On April 22, 2004, the board of directors declared a dividend of $0.25 per common share to holders of record on May 6, 2004, payable on May 20, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “proforma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

•	the commercial real estate market;

•	our future revenues;

•	our future revenue mix, net operating income and operating results;

•	our future cash requirements;

•	our critical accounting estimates;

•	competition, our competitors and our ability to compete;

•	our financial and managerial controls, reporting systems and procedures, and other systems and processes;

•	property values;

•	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease;

•	vacancies;

•	interest rates;

•	our operating costs;

•	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;

•	our ability to meet our debt obligations, including loans that mature in 2004 that are secured by our Fresno, Garden Grove and Riverside properties;

•	the proposed sales of certain properties;

•	our ability to obtain outside financing;

•	identifying, acquiring and successfully integrating new properties:

•	the type and locations of real estate investments we may make;

•	our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;

•	our ability to successfully construct the planned shopping center on 2.5 acres in Garden Grove, California;

•	environmental risks;

•	natural disasters and other threats to our properties; and

•	the economies of the geographic areas where our properties are located.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the portion of this Item 2 entitled “Risk Factors.” We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-QSB.

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

At March 31, 2004, we had a real estate portfolio of 12 properties, including:

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

The most significant factors affecting our historical financial results are as follows:

•	Sale of Cerritos Property. On December 19, 2003, we sold our property in Cerritos for a gross sales price of $3,740,000 and a gain of $1,264,614. Included in the caption in our income statement “discontinued operations” during the quarter ended March 31, 2003, were the following amounts directly related to the Cerritos property:

Rental revenue	$68,212
Interest expense	$22,662
Depreciation	$9,202
Operating expense	$910

•	Sale of Chino Property. On November 25, 2003, we sold our vacant property in Chino for a gross sales price of $2,300,000 and a gain of $452,157. Included in the caption in our income statement “discontinued operations” during the quarter ended March 31, 2003, were the following amounts directly related to the Chino property:

Rental revenue	($22,770)
Interest expense	$16,649
Depreciation	$7,340
Operating expense	$5,669

•	Sale of Vacaville Property. On August 13, 2003, we sold our vacant Vacaville property for a gross sales price of $2,100,000 and a gain of $406,728. This gain incorporates a significant write-down in the carrying value of the property made in 2001. Included in the caption in our income statement “discontinued operations” during the quarter ended March 31, 2003, were the following amounts directly related to the Vacaville property:

Rental revenue	$162
Interest expense	$25,083
Operating expense	$18,918

We believe that the following factors and events will pose particular challenges for us in 2004 and beyond. The following statements are forward-looking statements within the meaning of the federal securities laws, and these factors and others are addressed in more detail below under the heading Risk Factors That May Affect Future Results.

•	Existing and Anticipated Vacancies. At present, our portfolio is approximately 97% leased, although some tenants have vacated the lease premises and continue to pay rent. In May 2004, our lease with AMC Theaters comprising 26,900 square feet in our Northlake Festival property expires. AMC Theaters has not occupied the space since 2002, and we do not expect to be able to lease the space to another theater operator. We are exploring options to reconfigure the space to be suitable for other uses, and may incur significant costs to complete such a renovation, including the lack of income during a construction and lease up period. Another tenant has vacated 16,056 square feet but is liable under the lease through July 2005. Further, our lease on two Sacramento properties expires in July 2004. We may incur significant costs to re-lease these spaces.

•	Loss of Revenues from Disposed Properties. During 2003, we sold three properties. Although two of the three properties were vacant for all of 2003, we recorded approximately $68,000 in revenues in the quarter ended March 31, 2003 for our Cerritos property, which we sold on December 19, 2003.

•	Development of Garden Grove Property. Part of our business plan and growth strategy involves divesting vacant and other select properties and redeploying the net cash proceeds into new properties where we expect the yield and long-term growth to be greater. Consistent with that strategy, we have sold several properties as noted above, and we purchased a 2.5 acre parcel of undeveloped land in Garden Grove. We intend to construct a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel. We believe that our cash flow from operations will begin to improve as we finish our new property under development and complete the leasing process.

•	Debt maturities. Four of our loans mature in 2004, with total balloon payments of approximately $5,900,000. In March 2004, we paid the loan secured by our Ontario property and extended the term of our Garden Grove (Banco Popular) loan to June 2004. The loans on our Fresno and Riverside properties are due in August and November 2004, respectively, and although we are in discussions with the lenders to extend the maturity dates on these properties, we cannot assure you we will be successful in obtaining an extension of the maturity dates of these loans.

•	Lease with Adelphia Communications, Inc. in our Ontario property. Adelphia has filed for bankruptcy protection, and although it is current in its lease payments with us, a bankruptcy court could terminate the lease. Further, various companies have filed liens against the property for remodeling work ordered by Adelphia. If the bankruptcy court terminates our lease and the payments to the creditors from the bankruptcy proceedings are less than their claims and the liens are indeed valid, then we would be responsible for the obligations.

As a result of property sales in 2003 and the purchase of land held for development in 2003, as of March 31, 2004, we had total assets of $54,124,519, total secured indebtedness of $35,595,238, total liabilities of $36,386,534 and a debt-to-total assets ratio of 67%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

Results of Operations

Quarter ended March 31, 2004 Compared to quarter ended March 31, 2004

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

Operations for the years ended March 31, 2004 and 2003 represented full quarters of rental operations for all of our properties we classify as continuing operations, except for the Banco Popular property in Garden Grove, which we acquired in June 2003. The four properties designated as held for sale at March 31, 2004 and those properties sold prior to March 31, 2004 are included in the line items under “discontinued operations- income from operations” with revenues netted against expenses.

Rental revenue increased by $142,178 (8%), for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, primarily due to:

(a)	the acquisition of the Banco Popular property in June 2003, and the inclusion of approximately $30,000 of revenue in 2004 in but not in 2003;

(b)	higher common area billings in our Folsom Property in 2004; and

(c)	higher rents in our Northlake Festival property.

Interest expense decreased by $49,057 (7%) for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, due to capitalized interest in 2004 on the Garden Grove Festival development property we acquired on March 26, 2003 and lower interest expense on the debt secured by our Ontario property, which we paid off on March 1, 2004. These decreases in interest expense were offset in part by the addition in June 2003 of the $1,500,000 debt secured by the Garden Grove (Banco Popular) property.

General and administrative costs decreased by $68,026 (16%) for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003. This decrease was principally due to lower legal expenses in 2004 as the 2003 amounts included costs related to our to our defense of the claim by James Prock settled in 2003 and the costs of relocating our corporate office in 2003.

Depreciation expense increased by $116,920 (51%) for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, due largely to:

(a)	reclassifying the Roseville property to the operating category in September 2003 and charging depreciation for that property in 2004 but not in 2003

(b)	a reduction in the estimated depreciable life of a component of the Roseville property’s basis, resulting in a one time charge of approximately $90,000 of additional depreciation in 2004; and

(c)	the addition of the Banco Popular property in 2004.

Ground rent increased by $9,076 (4%) for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, due to higher rental income in the Northlake Festival property in 2004, which in turn increased the ground rent payable under our lease with the ground lessor.

Operating expenses decreased by $18,072 (8%) in the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, due primarily to lower insurance costs at the Northlake Festival property.

Property tax expense increased $5,424 (4%) in the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, primarily due the addition of the Banco Popular property in June 2003.

Discontinued operations- income from operations increased by $43,558 (350%) primarily due to the sales of the vacant Vacaville and Chino properties in 2003; the net loss from these properties is not included in our 2004 results. The benefit of the sales of the vacant properties is offset in part by the fair value adjustment in 2004 on the Riverside property.

Net income for the quarter ended March 31, 2004 was $150,787 compared to a loss of ($35,750) for the quarter ended March 31, 2003. This increase was due primarily to higher revenues and lower general and administrative and interest expense in 2004.

The diluted weighted average number of shares outstanding was 1,006,736 and 983,535 for quarters ended March 31, 2004 and 2003, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution increased to $0.15 for the quarter ended March 31, 2004 from a net loss share of ($0.04) for the quarter ended March 31, 2003.

INFLATION

Inflation and changing prices have not had a material effect on our operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity to fund distributions, principal payment on notes payable and minor capital expenditures is our cash flows from operating activities. To qualify as a REIT for federal income tax purposes, among other requirements, we must distribute annually at least 90% of our REIT taxable income (excluding capital gains). Accordingly, we currently intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to holders of our common stock. As a policy, we keep cash balances on hand for reserves for unexpected cash requirements. Our primary sources for liquidity to fund asset acquisitions, major capital expenditures and balloon payments on notes payable are the proceeds from refinancing selected existing notes payable and from selling selected properties. Further, we may attempt to obtain funding by issuing additional equity either in the form of common stock or through joint ventures.

The following table presents our contractual cash obligations as of March 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less Than One year	One to Three Years	Three to Five Years	Over Five Years
Notes payable secured by rental real estate and real estate held for sale (1)	$35,595,238	$3,551,424	$1,013,284	$2,332,298	$28,698,232
Minimum payments due under the ground lease at the Northlake Festival property (2)	32,100,000	600,000	1,200,000	1,200,000	29,100,000
Other	77,000	77,000	—	—	—

Total Contractual Cash Obligations	$67,772,238	$4,228,424	$2,213,284	$3,532,298	$57,798,232

(1)	See Note 6– Notes Payable of the notes to the financial statements included in this report for a detailed description of our notes payable.
(2)	See Note 10– Commitments and Contingencies of the notes to the financial statements included in this report for a description of the terms of this ground lease.

In addition to the payments due in the table above, we also have employment contracts with our two officers.

At March 31, 2004, our total investments in rental real estate and rental real estate held for sale totaled $52,205,902 for the 12 properties we own. In addition, we own a parcel of land held for development valued at $2,848,790. Depending upon the availability and cost of external capital, we anticipate making additional investments in suburban office, retail shopping center and light industrial properties, although we may make other types of investments. We intend to fund new investments from existing cash balances (subject to maintaining reasonable cash reserves), proceeds from refinancing of selected existing secured debt to higher balances and the proceeds from asset sales. We may consider other sources of possible funding, including joint ventures. To increase our financial flexibility, we may seek to obtain a revolving line of credit, although there can be no assurance we will be successful.

During the remainder of 2004, three of our loans are scheduled to mature, totaling approximately $3,100,000. We believe we will be able to extend the maturity dates on all of these loans; however, we cannot assure you we will be indeed be able to do so. We do not believe we will be able to use our Ontario property as security for a loan until the bankruptcy court accepts our lease with the tenant (if the lease is accepted at all), and we do not believe that a formal acceptance or rejection of the lease will occur by September 30, 2004. Further, we anticipate the following significant needs for cash during the remainder of 2004 and 2005:

•	We plan to build an approximate 30,000 square foot shopping center on our parcel of land in Garden Grove using a construction loan. We anticipate using a construction loan to fund the construction costs.

•	After the lease with AMC Theaters in the our Northlake Festival property expires in May 2004, we may renovate the 26,900 square foot space to a use other than that of a theater, at a potentially significant cost.

We believe our liquidity and various sources of capital are sufficient to fund operations including capital expenditures and leasing commissions, meet debt service and dividend requirements under the Internal Revenue Code for REIT status and finance future investments, although we cannot assure you we will be successful in obtaining such capital. We believe our properties are in good condition without significant deferred maintenance obligations, and many are leased under “triple-net” leases, which reduce our risk pertaining to excessive maintenance and operating costs. However, we anticipate we will continue to require outside sources of financing to meet our liquidity needs beyond 2004, such as scheduled debt repayments (including balloon payments on our debt) and property acquisitions.

Our certificate of incorporation and bylaws do not limit the amount of debt that we may incur. We have adopted a policy that we shall not incur any additional liabilities if, after giving effect to the additional liabilities, total liabilities would exceed 65% of what the board of directors believes is the fair market value of our portfolio. If we decide to change this policy to increase the percentage of debt we incur above 65% of our overall portfolio fair market value, we will implement the change only after we seek and obtain the approval of the holders of a majority in voting power of our outstanding shares.

Cash Flows in 2004

Our cash resources decreased $3,051,417 during the three months ended March 31, 2004. Cash provided by operating activities in this period was $241,146, primarily from net income adjusted for non-cash items such as depreciation and amortization. Investing activities in 2003 resulted in a $157,459 use of cash resources for predevelopment costs on our Garden Grove Festival property. For the three months ended March 31, 2004, financing activities used $3,135,104 in cash resources, due largely to paying off the loan on our Ontario property.

Cash Flows in 2003

Our cash resources decreased $3,223,597 during the three months ended March 31, 2003. During 2003, cash provided by operating activities was $102,281, primarily from the net loss adjusted for non-cash items such as depreciation and amortization. Investing activities in 2002 used $2,562,964 of cash resources primarily for purchase of the Garden Grove Festival property. For the three months ended March 31, 2003 financing activities used $762,914, due largely to dividends paid, the payoff of the loan secured by our Java City, 721 West Del Paso Road property and principal payments on notes payable secured by rental real estate and notes payable secured by rental real estate held for sale.

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

Revenue Recognition. We recognize minimum rents on the straight-line method over the terms of the leases, as required under SFAS No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred, except for several tenants where the revenue is recognized when the revenue is billable to the tenant under the lease. Rents due, but not yet collected, are recognized to the extent determined by management to be collectible. We believe that the likelihood of collection of amounts over six months past due is low. As of March 31, 2004 we had approximately $78,000 in receivables over six months old and we have provided approximately $73,000 for uncollectible receivables.

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

Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. We stop recording depreciation on a property once it is classified as “held for sale.” The property specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs.

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

Critical Accounting Estimates. We believe the critical accounting estimates we make relate to the valuation of our properties for impairment and legal and other contingencies. We believe these estimates are judgmental and not subject to strict, quantifiable analysis. As appropriate, we engage counsel and other parties to assist us in making these estimates.

New Accounting Pronouncements

On May 15, 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. SFAS No. 145 amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

On January 1, 2003, we adopted FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 affects leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and no fair value of the obligation of them will be recognized on the balance sheet. The adoption of FIN No. 45 did not have an impact on our financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have impact on our financial position and results of operations.

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

Our tenants may not renew their leases.

We cannot predict whether current tenants will renew their leases upon the expiration of their terms or whether current tenants will attempt to terminate their leases before they expire. Because the tenants in our Irvine and Tustin properties are either subletting the property or not fully using the property for their operations, they may be less likely to re-lease the properties when the leases expire or may re-lease a smaller space. Further, the lease for our two Sacramento properties (717 and 721 West Del Paso Road) now expires in July 2004, and we do not expect our current tenant to renew the lease beyond July of 2004. If we are unable to promptly sell significant vacant properties or re-lease or renew the leases for them, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to pay dividends to stockholders and to pay amounts due on our debt may be adversely affected.

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

The value of our property interests depends in part on conditions beyond our control.

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

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. In the three months ended March 31, 2004, the tenant in our Tustin property, Safeguard Business Systems, Inc., accounted for approximately 8%of our total rental revenue, including discontinued operations. Further, the California Independent System Operator Corporation, a tenant in our Folsom property, directly accounted for over 5% of our total rental revenue, including discontinued operations. That tenant also subleases space from another tenant in our Folsom property that accounted for another 3% of our total rental revenue, including discontinued operations. A tenant may attempt to terminate its lease before its scheduled term, or we may be unable to renew the lease with the tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy rates, re-leasing on less favorable economic terms and reduced net income. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

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

Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for acquisition, complete acquisitions on favorable terms, successfully integrate acquired properties and obtain financing to support expansion. We can give no assurances that we will be successful in implementing our growth strategy, that growth will indeed occur at all or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. We intend to acquire properties that meet our investment criteria. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

We may suffer uninsured and underinsured losses, and our insurance coverage may be limited.

We carry (or require our tenants to carry on our behalf) liability, fire, extended coverage and rental loss insurance on our properties. This insurance has policy specifications, limits and deductibles. We do not carry flood and earthquake insurance for our properties. In addition, some types of extraordinary losses (such as those resulting from civil unrest or acts of war) are not generally insured (or fully insured against) because they are either uninsurable or not economically insurable. Further, we do not carry insurance coverage for environmental liabilities. If an uninsured or underinsured loss occurs to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any loss of that nature could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt.

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

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of March 31, 2004, we had total assets of $54,124,519, total secured indebtedness of $35,595,238, total liabilities of $36,386,534 and a debt-to-total assets ratio of 67%, using amounts calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

We anticipate that future acquisitions and properties we develop, if any, will be financed under a line of credit, construction loans, other forms of secured or unsecured financing or through our issuing additional debt or equity. We expect to review periodically our financing options regarding the appropriate mix of debt and equity financing. If we use equity, rather than debt, to finance future acquisitions, it could have a dilutive effect on the interests of our existing stockholders.

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

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. From April 1, 2004 and December 31, 2004, three of our loans are scheduled to mature, totaling approximately $3,100,000. In many of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase due to rising interest rates.

We have incurred and may in the future again incur debt that bears interest at a variable rate. As of March 31, 2004, we have one note payable in the amount $1,500,000 that bears interest at a variable rate. If we are successful in obtaining a construction loan for the development and construction of our Garden Grove shopping center, that loan may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to pay dividends to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to expect a higher dividend yield, which could adversely affect the market price of our common stock.

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

Further, the loan documents from our August 5, 2002 refinancing contain cross-collateral provisions. If one of the loans is in default and the lender forecloses on the property securing that loan, and the proceeds from the foreclosure are not sufficient to repay the defaulted loan in full, the lender can foreclose upon one or more of the other properties to recover the loan. Previously, we had no such cross-collateral provisions in our loans. In addition, the land we hold for development also secures the loan on our Banco Popular property in Garden Grove.

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

*

A number of the provisions in our certificate of incorporation and bylaws have or may have the effect of deterring a takeover of the company. These provisions include:

•	REIT protective provisions that limit stock ownership to 5.0% for anyone other than Mr. Allen Meredith, our President, Chairman and Chief Executive Officer;

•	a classified board of directors with staggered, three-year terms;

•	provisions giving the board of directors sole power to set the number of directors;

•	provisions giving stockholders the right to remove directors only for cause and only by the affirmative vote of a majority of the total voting power of the outstanding shares;

•	prohibition on stockholders from calling special meetings of stockholders; and

•	advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings.

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

ITEM 3.	CONTROLS AND PROCEDURES

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATON

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

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

No.	Description

31.1	Certification of Allen K. Meredith pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Charles P. Wingard pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Allen K. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles P. Wingard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

•	On March 3, 2004, we filed a Current Report on Form 8-K reporting under Item 5 concerning the payoff of the loan secured by our Ontario property. No financial statements were filed.

•	On February 10, 2004 we filed a Current Report on Form 8-K reporting under Item 12 concerning a press release of our operating results for the quarter and year ended December 31, 2003. No financial statements were filed.

SIGNATURES

Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meredith Enterprises, Inc.

Date: May 13, 2004	/s/ Charles P. Wingard

Charles P. Wingard Chief Financial Officer (principal financial and accounting officer)