Form 10QSB
period 2004-06-30
MEREDITH ENTERPRISES INC
filed 2004-08-09
CIK 858346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to _____________

Commission file number 000-24594

MEREDITH ENTERPRISES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	58-2403844
State or Other Jurisdiction of	(I.R.S. Employer
of Incoproration or Organization	Identification No.)

3000 SAND HILL ROAD, BUILDING 2, SUITE 120
    MENLO PARK, CALIFORNIA            94025
(Address of principal executive offices)    (Zip Code)

(650) 233-7140
(Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 5, 2004 there were 976,965 shares of the issuer's common stock outstanding

          Transitional Small Business Disclosure Format (check one)Yes      No  X

MEREDITH ENTERPRISES, INC.

REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

TABLE OF CONTENTS

Part I – Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets-
As of June 30, 2004 (unaudited)
and December 31, 2003 (audited)	3
Consolidated Statements of Income (unaudited)-
Three and six months ended June 30, 2004 and 2003	4
Consolidated Statements of Cash Flows (unaudited)-
Six months ended June 30, 2004 and 2003	5
Consolidated Statements of Stockholders’ Equity (unaudited)-
Six months ended June 30, 2004 and 2003	6
Summary of Accounting Policies	7
Notes to Consolidated Financial Statements	13
Item 2. Management’s Discussion and Analysis or Plan of Operation	22
Item 3. Controls and Procedures	46

Part II – Other Information
Item 1. Legal Proceedings	47
Item 2. Changes in Securities and Small Business Issuer Purchases of
Equity Securities	47
Item 3. Defaults Upon Senior Securities	47
Item 4. Submission of Matters to a Vote of Security Holders	47
Item 5. Other Information	47
Item 6. Exhibits and Reports on Form 8-K	48
Signatures	49

As used in this Report on Form 10-QSB, unless the context otherwise requires, the terms “we,” “us,” and “our” refer to Meredith Enterprises, Inc., a Delaware corporation.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEREDITH ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Rental real estate, less accumulated depreciation (Notes 2,
4 and 6)	$45,518,286	$43,957,479
Rental real estate held for sale, net (Notes 2 and 6)	1,778,939	4,098,703
Land held for development (Notes 2 and 6)	2,948,776	2,691,331
Cash and cash equivalents	1,818,933	4,699,052
Deferred rent, net of allowance of $326,790 and $313,919 at
June 30, 2004 and December 31, 2003, respectively	525,867	515,644
Accounts receivable	16,978	115,223
Loan origination fees, net of accumulated amortization of
$174,066 and $130,001 at June 30, 2004 and
December 31, 2003, respectively	580,164	615,048
Other assets	933,204	667,197
Other assets related to rental real estate held for sale	2,535	17,688

Total assets	$54,123,682	$57,377,365

Liabilities and Stockholders' Equity

Liabilities

Notes payable secured by rental real estate (Note 6)	$34,406,506	$36,878,369
Notes payable secured by rental real estate held for sale (Note 6)	1,069,002	1,608,147
Accounts payable and accrued liabilities	727,740	805,887
Security deposits and prepaid rent	238,777	225,272
Other liabilities related to rental real estate held for sale	18,210	28,666

Total liabilities	36,460,235	39,546,341

Commitments and contingencies (Note 9)	-	-

Stockholders' equity
Common stock $.01 par value; 15,000,000 shares authorized; 976,965 shares issued and outstanding as of June 30, 2004 and 975,298 shares
issued and outstanding as of December 31, 2003	9,770	9,753
Additional paid-in capital	27,174,316	27,157,247
Dividends in excess of retained earnings	(9,520,639)	(9,335,976)

Total stockholders' equity	17,663,447	17,831,024

Total liabilities and stockholders' equity	$54,123,682	$57,377,365

        See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Rental (Notes 2 and 4)	$1,985,981	$1,940,825	$4,071,827	$3,884,907
Interest	3,060	1,082	8,240	9,196

	1,989,041	1,941,907	4,080,067	3,894,103

Cost and expenses
Interest	594,413	643,026	1,233,961	1,335,462
General and administrative	329,518	417,862	692,661	848,991
Depreciation	369,274	231,919	716,056	461,781
Ground rent (Note 9)	228,825	227,760	471,794	461,653
Operating	183,536	222,881	410,316	473,590
Property tax	130,859	126,333	260,887	251,173

	1,836,425	1,869,781	3,785,675	3,832,650

Income from continuing operations	152,616	72,126	294,392	61,453
Income (loss) from discontinued
operations (Note 3)	--	14,065	9,011	(11,012)

Net income	$152,616	$86,191	$303,403	$50,441

Net (loss) income per share-basic
(Note 1):
Income from continuing operations	$0.16	$0.08	$0.30	$0.06
Income (loss) from discontinued
operations	-	$0.01	$0.01	($0.01)

Net income per share-basic	$0.16	$0.09	$0.31	$0.05

Net income per share-assuming dilution
(Note 1):
Income from continuing operations	$0.15	$0.08	$0.29	$0.06
Income (loss) from discontinued
operations	-	$0.01	$0.01	($0.01)

Net income per share-assuming dilution	$0.15	$0.09	$0.30	$0.05

        See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$303,403	$50,441
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	716,056	494,865
Fair value adjustment to property carrying value	91,061	-
Interest expense due to amortization of loan origination fees	34,884	36,311
Increase (decrease) in cash flows from changes in
operating assets and liabilities:
Deferred rent	(10,223)	(11,225)
Accounts receivable	98,245	116,535
Other assets	(266,007)	(44,450)
Other assets related to rental real estate held for sale	15,153	369,453
Accounts payable and accrued liabilities	(81,857)	170,177
Security deposits and prepaid rent	(3,788)	(123,068)
Other liabilities related to rental real estate held for sale	10,547	(3,060)

Net cash provided by operating activities	907,474	1,055,979

Cash flows from investing activities
Expenditures on land held for development	(257,445)	-
Purchase of land held for development	-	(2,382,627)
Purchase of rental real estate	-	(1,505,988)
Capital expenditures on rental real estate	(48,160)	(373,308)

Net cash used in investing activities	(305,605)	(4,261,923)

Cash flows from financing activities
Dividends paid	(488,066)	(585,180)
Proceeds from exercise of stock options	17,086	-
Proceeds from notes payable	-	1,500,000
Payments on notes payable secured by rental real estate	(3,001,379)	(237,889)
Payments on notes payable secured by rental real estate held
for sale	(9,629)	(373,730)
(Increase) in loan origination fees	-	(15,624)

Net cash (used in) provided by financing activities	(3,481,988)	287,577

Net decrease in cash and cash equivalents	(2,880,119)	(2,918,367)
Cash and cash equivalents, beginning of year	4,699,052	3,923,923

Cash and cash equivalents, end of period	$1,818,933	$1,005,556

        See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Dividends
			Additional	in Excess of
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
(Unaudited)
Balance, January 1, 2004	975,298	$ 9,753	$27,157,247	$(9,335,976)	$17,831,024
Exercise of stock options	1,667	17	17,069		17,086
Net income for the period				303,403	303,403
Dividends declared ($0.50 per share)
(Note 1)				(488,066)	(488,066)

Balance, June 30, 2004	976,965	$ 9,770	$27,174,316	$(9,520,639)	$17,663,447

        See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Business

Meredith Enterprises, Inc. was originally organized in October 1989 under the laws of the State of Delaware. We have elected tax status as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes since 1991. As of June 30, 2004, all of our properties were located in California and Georgia, and we did not own any residential properties. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance, either by directly paying such costs or reimbursing us for those costs through additional rental payments.

Rental Real Estate, Rental Real Estate Held for Sale and Depreciation

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over the asset’s estimated useful lives of 31.5 to 39 years, or the term of the lease for tenant improvements, if shorter, for financial reporting purposes.

In the event that facts and circumstances indicate that the carrying cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to fair value is required. We consider “fair value” the value that a willing buyer and a willing seller would agree to in an arm’s length transaction.

We classify real estate as “held for sale” if and when the following criteria are met:

-	Management has authority to sell and commits to a plan to sell;
-	The asset is available for immediate sale in its present condition, subject to usual and customary terms;
-	An active program to locate a buyer and other actions to complete the plan have been initiated;
-	The sale is probable (“likely to occur”) and the transaction will be recognized as a sale within one year
-	The property is actively marketed for sale at a price that is reasonable in relation to its current fair value; and
-	The actions required to complete the plan indicate it is unlikely that significant changes to the plan will be made or the plan will be abandoned.

Based on our experience with attempts to sell our properties, we believe it is difficult to conclude that it is probable we will sell a property and recognize a sale within a year from when we first initiate efforts to sell a property. Therefore, starting in the second quarter of 2004, we assess the sale of a property as probable at the point when we have received what we consider a bona fide offer that is reasonable in relation to the properties’ estimated current value.

Real estate classified as “held for sale” is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. If we determine that we should no longer classify an asset as “held for sale,” we recompute depreciation such that the

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

accumulated depreciation on the asset at the time of the reclassification is the same as if it had never been classified as held for sale and charge the additional expense to depreciation in the period of such determination. Operating results of properties we consider held for sale, as well as those sold, are included in discontinued operations in our consolidated statements of income.

In the normal course of business, we may receive offers for sale of our properties, either solicited or unsolicited. For those offers that we accept, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of June 30, 2004, we classified one property as “held for sale,” as it was listed for sale with real estate brokers at a price we consider reasonable, we had received bona fide purchase offers, we believed the property was saleable in its present condition and we believed a sale was probable within one year. There can be no assurance that the property we classify as held for sale will be sold in the near term, at prices we consider acceptable, or at all.

Rental Income, Operating Expense and Capitalized Costs

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. Percentage rents in the three and six month periods ended June 30, 2004 and 2003 were immaterial, and recognized when received. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Acquisition Costs

We expense internal acquisition costs in accordance with Emerging Issues Task Force (“EITF”) 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.”

Loan Origination Fees

Loan origination fees are capitalized and amortized over the life of the loan and charged to interest expense.

Cash and Cash Equivalents

We consider cash in the bank, liquid money market funds and all highly liquid certificates of deposit, with original maturities of three months of less, to be cash and cash equivalents. We place funds in financial institutions we believe are creditworthy and high quality. Cash and cash equivalent balances are held with various financial institutions and at times exceed the Federal Deposit Insurance Corporation limit of $100,000.

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

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” as promulgated by the Financial Accounting Standards Board (“FASB”), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. We do not have any components of comprehensive income in the three and six month periods ended June 30, 2004 and 2003, other than net income.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the presentation of the current period’s financial statements.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Descriptive Information about Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate and rental real estate held for sale, which comprised 93% and 88% of our total assets at June 30, 2004 and December 31, 2003, respectively and over 99% of our total revenues (including discontinued operations) for the three month periods ended June 30, 2004 and 2003. All the rental real estate we own is located in California and Georgia. We do not use reporting by geographic region.

All revenues are from external customers, and there are no revenues from transactions with other segments. See Note 2 for tenants that contributed 10% or more of our total revenues for the three months ended June 30, 2004 and 2003. Interest expense on debt is not allocated to individual properties, even if such debt is secured by a specific property. There is no provision for federal or state income taxes as we are organized as a REIT and as such, there is no tax due; see Note 7.

Stock-Based Compensation

We account for our stock based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” as clarified by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” As such, compensation expense is recorded when, on the date of the grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation,” we disclose the proforma effects of using the fair value method of accounting for stock-based compensation arrangements.

Proforma information regarding net income and earnings per share required by SFAS No. 148 was determined as if we had accounted for the employee and non-employee director stock options granted in the periods indicated under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the three and six month periods ended June 30, 2004:

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

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

For purposes of proforma disclosures, we amortize the estimated fair value of the options over the options’ vesting periods. Our proforma information, as if we had adopted SFAS No. 123 as discussed above, follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income, as reported	$152,616	$86,191	$303,403	$50,441
Less - total stock-based compensation
expense determined under the fair
value based method	20,260	--	35,271	29,059

Proforma net income	$132,356	$86,191	$268,132	$21,382

Basic-as reported	$0.16	$0.09	$0.31	$0.05

Basic-proforma	$0.14	$0.09	$0.27	$0.02

Diluted-as reported	$0.15	$0.09	$0.30	$0.05

Diluted-proforma	$0.13	$0.09	$0.27	$0.02

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure provisions are effective for financial statements for annual or interim periods ending after December 15, 2002. We have not entered into any new guarantees or modified any existing guarantees subsequent to December 31, 2002; therefore, adoption of this statement has had no effect on our financial position, operating results or cash flows.

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity’s expected losses or entitled to receive a majority of the entity’s expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. The adoption of FIN 46R did not affect our financial position of results of operations.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure”, which amended SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, operating results or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning in the third quarter of 2003. The FASB deferred the implementation of SFAS No. 150 as applied to certain minority interests in finite life entities, however. We adopted the requirements of SFAS No. 150 on June 1, 2003. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NET INCOME, DIVIDENDS PER SHARE AND OPTION ACTIVITY

Dividends are declared by the board of directors and based on a variety of factors, including the previous quarter’s net income (loss) from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board of directors deems appropriate.

Our stockholders approved and adopted the 2002 Stock Incentive Plan in September 2002, and it provides for the issuance of incentive stock options, non-qualified stock options, restricted shares and other grants. The maximum number of shares that may be issued under the plan is 150,000. The option price may not be less than the fair market value of a share on the date that the option is granted, and the options generally vest either immediately or over two years. Changes in options outstanding during the six months ended June 30, 2004 were as follows:

		Weighted
	Shares	average
	under	exercise
	option	price
Balance at the beginning of
the period	91,669	$10.25
Granted	53,335	$16.00
Exercised	(1,667)	$10.25
Cancelled	-	-
Balance at end of period	143,337	$12.39

Exercisable	109,586	$11.28

Shares available for future
grants at June 30, 2004	4,996

Estimated fair value of
options granted during the
period per share	$1.80

The exercise price of all options granted was equal to the market price on the date of grant. The options expire in 2013 and 2014, and the weighted average remaining contractual life of these options is approximately 9 years.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share with respect to net income:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$152,616	$72,126	$294,392	$61,453
Income (loss) from discontinued operations	-	14,065	9,011	(11,012)

Net income	$152,616	$86,191	$303,403	$50,441

Denominator for basic earnings per
share - weighted average shares	976,613	975,298	975,956	975,298
Effect of dilutive securities - stock
options	26,221	9,964	28,913	9,964

Denominator for diluted earnings per share
adjusted for weighted average
Shares	1,002,834	985,262	1,004,869	985,262

Basic earnings per share:
Income from continuing operations	$0.16	$0.08	$0.30	$0.06
Income (loss) per share from discontinued
operations	-	$0.01	$0.01	($0.01)

Net income per share- basic	$0.16	$0.09	$0.31	$0.05

Diluted earnings per share:
Income from continuing operations	$0.15	$0.08	$0.29	$0.06
Income (loss) per share from discontinued
operations	-	$0.01	$0.01	($0.01)

Net income per share- assuming dilution	$0.15	$0.09	$0.30	$0.05

Anti-dilutive items are excluded from this calculation.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—RENTAL REAL ESTATE

Our major categories of rental real estate are:

	June 30,	December 31,
	2004	2003
Land	$9,298,229	$8,319,091
Buildings and improvements	40,631,597	39,009,131

	49,929,826	47,328,222
Less accumulated depreciation	(4,411,540)	(3,370,743)

Net rental real estate	$45,518,286	$43,957,479

Our major categories of rental real estate held for sale are:

	June 30,	December 31,
	2004	2003
Land	$768,667	$1,747,804
Buildings and improvements	1,516,077	3,181,446

	2,284,744	4,929,250
Less accumulated depreciation	(505,805)	(830,547)

Net rental real estate held for sale	$1,778,939	$4,098,703

In addition, we own land we are holding for future development, valued at its cost plus development expenditures at June 30, 2004 of $2,948,776.

During the three months ended June 30, 2004, no one tenant represented 10% or more of our total rental revenue including discontinued operations. In that period, two tenants represented approximately 8% and 7% each. In 2003, one tenant represented 11% of our total rental revenue including discontinued operations and another tenant represented 8%.

NOTE 3—DISCONTINUED OPERATONS

In the second quarter of 2004, we determined that the 717 and 721 West Del Paso Road properties and the Fresno property no longer met the required criteria for classification as held for sale and we accordingly removed them from that category in our financial statements. As of June 30, 2004, we have designated one property, Riverside, as held for sale. In accordance with SFAS No.144, we have restated the prior results of the properties designated as held for sale and the properties we sold as discontinued operations for all periods presented. The results

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of properties included in discontinued operations for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(Unaudited)	2004	2003	2004	2003
Revenues
Rental	$81,900	$150,133	$173,401	$274,657
Interest	-	-	-	-

	81,900	150,133	173,401	274,657

Cost and expenses
Interest	22,771	88,002	45,645	177,924
General and administrative	-	-	-	-
Depreciation	-	16,542	-	33,084
Ground rent	-	-	-	-
Operating	19,638	23,360	27,684	58,333
Property tax	-	8,164	-	16,328
Fair value adjustment to
property carrying value	39,491	-	91,061	-

	81,900	136,068	164,390	285,669

Income (loss) from discontinued
operations	$-	$14,065	$9,011	$(11,012)

Net income (loss) and gain on sale of real estate for properties sold or considered held for sale are reflected in our consolidated statements of income as “discontinued operations” for all periods presented. In addition, we have determined to separately reflect the assets and liabilities of properties held for sale or sold in the current period as “Rental real estate held for sale,” “Other assets-rental real estate held for sale,” “Notes payable secured by rental real estate held for sale” and “Other liabilities-rental real estate held for sale” in the balance sheets based on the classification of the property at the time of the period presented.

Starting January 1, 2004, we have recorded a fair value adjustment which has reduced the operating income from our Riverside property to zero and reduced the carrying value of the property by a corresponding amount each period, as a portion of its fair value was previously determined to equal the present value of its expected future cash flows.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—FUTURE MINIMUM RENTAL INCOME

As of June 30, 2004, future minimum rental income under the existing leases for rental real estate and rental real estate held for sale that have remaining noncancelable terms in excess of one year are as follows:

Years ending June 30,	Amount
2005	$ 6,538,572
2006	5,024,350
2007	4,102,011
2008	3,164,686
2009	2,297,877
Thereafter	11,249,826

Total	$ 32,377,322

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 5—RELATED PARTY TRANSACTIONS

We acquired 2.5 acres of land in March 2003 and intend to build an approximate 30,000 square foot shopping center on the land. A firm owned by Mr. Gary Coursey, one of our directors, provides architectural services for this project. During the six month periods ended June 30, 2004 and 2003, we paid $61,277 and $52,157, respectively, to Mr. Coursey’s firm.

We have retained Isakson-Barnhart Properties, Inc. as the property manager of our Northlake Festival Shopping Center in Atlanta, Georgia. Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties supervises the project. Under this agreement, we paid a total of $71,762 and $71,163, respectively, to Isakson-Barnhart Properties in the six month periods ended June 30, 2004 and 2003. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to the retail shopping center.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—NOTES PAYABLE

Notes payable consist of the following:

	June 30,	December 31,
	2004	2003
Notes payable secured by rental real estate:

6.97% promissory note secured by our Folsom property, monthly principal and interest payments of $32,567; due September 1, 2009 with a balloon
payment of $4,479,793	$4,819,807	$4,846,690
8.25% promissory note secured by our Fresno property, monthly principal and interest payments are $5,244; due August 1, 2005. We classified
this property as held for sale at December 31, 2003	519,789	-
Variable rate interest only promissory note secured by our Garden Grove property (Banco Popular) and land we hold for development in Garden
Grove (Garden Grove Festival). The note bears interest rate at prime
plus 1.25% (5.25% at June 30, 2004) and is due on September 18, 2004	1,500,000	1,500,000
6.97% promissory note secured by our Irvine property, monthly principal and interest payments of $25,105; due September 1, 2009 with a balloon
payment of $3,453,364	3,715,472	3,736,196
7.64% promissory note secured by our Atlanta, GA property (Northlake
Festival Shopping Center), monthly principal and interest payments of
$124,753 fully amortizing with the final payment due December 1,
2027. Starting December 2010, year 13 of the note, the interest rate
increases to a minimum of 9.64%	16,322,270	16,444,541
8.33% promissory note secured by our Roseville property, monthly
principal and interest payments of $11,510; due July 1, 2008	1,320,351	1,334,083
6.97% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276; due September 1,
2009 with a balloon payment of $1,551,049	1,668,772	1,678,080
6.97% promissory note secured by our Tustin property, monthly principal and interest payments of $30,677; due September 1, 2009 with a balloon
payment of $4,219,765	4,540,045	4,565,365
7.50% promissory note secured by our Ontario property, monthly principal and interest payments are $22,390; due March 1, 2004. We
paid this loan off in March 2004	-	2,773,414

Subtotal - notes payable secured by rental real estate	34,406,506	36,878,369

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2004	2003
Notes payable secured by rental real estate held for sale:

8.25% promissory note secured by our Fresno property. We classified
this property as part of continuing operations at June 30, 2004	-	529,520
8.25% promissory note secured by our Riverside property, monthly
principal and interest payments are $9,116; due November 8, 2004	1,069,002	1,078,627

Subtotal - notes payable secured by rental real estate held for sale	1,069,002	1,608,147

Total notes payable	$35,475,508	$38,486,516

Many of our notes payable contain significant penalties should we pay off the loan before its scheduled maturity. Some of these notes also contain “cross collateral” provisions where the note holder has security rights against properties other than the primary property securing the note.

The aggregate annual future maturities at June 30, 2004 of notes payable secured by rental real estate and notes payable secured by rental real estate held for sale are as follows:

Years ending June 30,	Amount
2005	$ 3,051,322
2006	995,971
2007	535,233
2008	576,418
2009	1,767,360
Thereafter	28,549,204

Total $ 35,475,508

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

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Six months ended June 30,	2004	2003
Cash paid during the period for interest	$1,360,442	$1,475,999

Capitalized interest during the period	$96,847	$41,955

Supplemental disclosure of non-cash financing
activities:
Transfer of assets from rental real estate
held for sale to rental real estate	$2,228,703	-

Transfer of liabilities from other
liabilities- rental real estate held for sale
to other liabilities	$3,710	-

Transfer of liabilities from other
liabilities- rental real estate held for sale
to security deposits and prepaid rent	$17,293	-

Transfer of liabilities from notes payable
secured by rental real estate held for sale to
notes payable	$529,516	-

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

January 2003 - October 2007	Fixed at $600,000 per year
November 2007 - October 2032	Subject to appraisal, but not less than $600,000 per year,
nor more than $1,200,000 per year
November 2032 - October 2057	Subject to appraisal, but not less than $600,000 per year
nor more than $2,400,000 per year

We have entered into employment agreements with our President and Chief Executive Officer and Chief Financial Officer under which we would be obligated to make severance payments to either or both of them upon their termination or resignation for certain reasons, of one year’s salary plus bonus, if any.

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

The tenant in our Ontario property, Adelphia Communications, Inc., has filed for bankruptcy protection. Presently, the rent is current, however, we have reserved for the full amount of deferred rent receivable that had accumulated from the straight-line adjustment. Certain companies have claimed amounts due for remodeling work and other work ordered by Adelphia on our property. These companies have filed mechanics liens on our property. We have not yet determined the validity of these liens, and there may be defenses to these claims. If our lease with Adelphia is affirmed in the bankruptcy proceeding, then Adelphia would be responsible for the discharge of these claims. If our lease with Adelphia is not affirmed in the bankruptcy proceeding, and the bankruptcy proceedings do not fully pay these creditors, then we would be responsible for these claims to the extent they are valid, if at all. We believe that these liens will not have a material impact on our continuing operations or overall financial condition.

NOTE 10 — SUBSEQUENT EVENTS

On July 16, 2004 we extended the maturity date of the loan secured by our Fresno property from August 1, 2004 to August 1, 2005 under the same terms.

On July 22, 2004, the board of directors declared a dividend of $0.25 per common share to holders of record on August 6, 2004, payable on August 20, 2004.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “proforma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

o	the commercial real estate market;
o	our future revenues;
o	our future revenue mix, net operating income and operating results;
o	our future cash requirements;
o	our critical accounting estimates;
o	competition, our competitors and our ability to compete;
o	our financial and managerial controls, reporting systems and procedures, and other systems and processes;
o	property values;
o	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease;
o	vacancies;
o	interest rates;
o	our operating costs;
o	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;
o	our ability to meet our debt obligations, including loans that mature in 2004 that are secured by our Garden Grove (Banco Popular) and Riverside properties;
o	the proposed sales of certain properties;
o	our ability to obtain outside financing;
o	identifying, acquiring and successfully integrating new properties:
o	the type and locations of real estate investments we may make;
o	our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;
o	our ability to successfully construct the planned shopping center on 2.5 acres in Garden Grove, California (sometimes referred to as our Garden Grove Festival development or property);
o	environmental risks;
o	natural disasters and other threats to our properties; and
o	the economies of the geographic areas where our properties are located.

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

At June 30, 2004, we had a real estate portfolio of 12 properties, including:

o	five light industrial properties totaling 171,025 square feet;
o	one shopping center of 321,621 square feet;
o	two retail properties of 14,048 square feet;
o	three suburban office properties representing 94,806 square feet; and
o	one property held for sale comprising 25,000 square feet.

In addition to the above, we own a 2.5 acre parcel of undeveloped land in Garden Grove, California. We intend to construct on this parcel a multi-tenant shopping center, Garden Grove Festival, comprising approximately 30,000 square feet. All of our properties are located in California except for one shopping center in Georgia. Until 2002, our business focus was the ownership and operation of suburban office properties and light industrial buildings. We have broadened our focus to include large shopping centers and properties outside of California. We acquired an Atlanta, Georgia shopping center in October 2002 and may pursue other real estate opportunities outside of California. Many of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance.

The most significant factors affecting our historical financial results are as follows:

o	Sale of Cerritos Property. On December 19, 2003, we sold our property in Cerritos for a gross sales price of $3,740,000 and a gain of $1,264,614. Included in the caption in our income statement “discontinued operations” during the three and six month periods ended June 30, 2003, were the following amounts directly related to the Cerritos property:

	Three months	Six months
	ended June 30,	ended June 30,
	2003	2003

Rental revenue	$68,059	$136,118
Interest expense	$22,554	$45,207
Depreciation expense	$9,202	$18,404
Operating expense	$1,008	$1,919

o	Sale of Chino Property. On November 25, 2003, we sold our vacant property in Chino for a gross sales price of $2,300,000 and a gain of $452,157. Included in the caption in our income statement “discontinued operations” during three and six month periods ended June 30, 2003, were the following amounts directly related to the Chino property:

	Three months	Six months
	ended June 30,	ended June 30,
	2003	2003

Rental revenue	-	$(24,906)
Interest expense	$16,566	$33,215
Depreciation expense	$7,340	$14,681
Operating expense	$9,038	$14,707

o	Sale of Vacaville Property. On August 13, 2003, we sold our vacant Vacaville property for a gross sales price of $2,100,000 and a gain of $406,728. This gain incorporates a significant write-down in the carrying value of the property made in 2001. Included in the caption in our income statement “discontinued operations” during the three and six month periods ended June 30, 2003, were the following amounts directly related to the Vacaville property:

	Three months	Six months
	ended June 30,	ended June 30,
	2003	2003

Rental revenue	$-	$162
Interest expense	$24,958	$50,040
Depreciation expense	$-	$-
Operating expense	$14,020	$32,938

We believe that the following factors and events will pose particular challenges for us in 2004 and beyond. The following statements are forward-looking statements within the meaning of the federal securities laws, and these factors and others are addressed in more detail below under the heading Risk Factors That May Affect Future Results.

o	Existing and Anticipated Vacancies. At June 30, 2004, our portfolio was approximately 93% leased, although some tenants have vacated the lease premises and continue to pay rent. In May 2004, our lease with AMC Theaters comprising 26,900 square feet in our Northlake Festival property expired, and consequently we will no longer receive approximately $35,000 per month as required under the lease. AMC Theaters has not occupied the space since 2002, and we do not expect to be able to lease the space to another theater operator. We are exploring options to reconfigure the space to be suitable for other uses, and may incur significant costs to complete such a renovation, including the lack of income during a construction and lease up period. Another tenant in Northlake Festival has vacated 16,056 square feet but is liable under the lease through July 2005. Further, our lease on two Sacramento properties (717 and 721 West Del Paso Road) expired in July 2004, and the tenant may continue to lease some of the space, at a possibly reduced rental rate. We may incur significant costs to re-lease these spaces. As of August 1, 2004, our occupancy was approximately 90%, after giving effect to the vacancy at the two Sacramento properties discussed above.

o	Loss of Revenues from Disposed Properties. During 2003, we sold three properties. Although two of the three properties were vacant for all of 2003, we recorded approximately $68,000 and $136,000 in revenues in the three and six month periods ended June 30, 2003 for our Cerritos property, which we sold on December 19, 2003.

o	Development of Garden Grove Property. Part of our business plan and growth strategy involves divesting vacant and other select properties and redeploying the net cash proceeds into new properties where we expect the yield and long-term growth to be greater. Consistent with that strategy, we have sold several properties as noted above, and we purchased a 2.5 acre parcel of undeveloped land in Garden Grove. We intend to construct Garden Grove Festival, a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel. We believe that our cash flow from operations will begin to improve as we finish our new property under development and complete the leasing process.

o	Debt maturities. Four of our loans have matured or will mature in 2004, with total balloon payments of approximately $5,900,000. In March 2004, we paid off the $2,800,000 loan secured by our Ontario property and extended the term of our $1,500,000 Garden Grove (Banco Popular) loan to September 2004, and believe we will be able to extend the maturity of this loan further. In addition, we extended the term of the $520,000 loan secured by our Fresno property for one year to August 1, 2005. The $1,070,000 loan secured by our Riverside property matures in November 2004, and although we are in discussions with the lender to extend the maturity date, we cannot assure you we will be successful in obtaining an extension of the maturity dates of this loan.

o	Lease with Adelphia Communications, Inc. in our Ontario property. Adelphia has filed for bankruptcy protection, and although it is current in its lease payments with us, a bankruptcy court could terminate the lease. Further, various companies have filed liens against the property for remodeling work ordered by Adelphia. If the bankruptcy court terminates our lease and the payments to the creditors from the bankruptcy proceedings are less than their claims and the liens are indeed valid, then we would be responsible for the obligations.

As a result of property sales in 2003 and the purchase of land held for development in 2003, as of June 30, 2004, we had total assets of $54,123,682, total secured indebtedness of $35,475,508, total liabilities of $36,460,235 and a debt-to-total assets ratio of 67%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

Results of Operations

         Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

We adopted SFAS No. 144 as of January 1, 2002 and designated seven California properties as held for sale: Fresno; Huntington Beach; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road). We sold the Huntington Beach property in April 2002 and the Corona property in September 2002. We sold the Vacaville property in August 2003. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In November and December 2003 we sold our Chino and Cerritos properties, respectively. In the second quarter of 2004, we determined that the Fresno and two Sacramento properties (717 and 721 West Del Paso Road) did not meet the criteria for continued classification as held for sale and we therefore reclassified the properties to the operating category. In accordance with SFAS No. 144, we have restated the prior results of the properties designated as held for sale and the properties we sold as discontinued operations for all periods presented.

Operations for the years ended June 30, 2004 and 2003 represented full quarters of rental operations for all of our properties we classify as continuing operations, except for the Banco Popular property in Garden Grove, which we acquired in June 2003. The only property designated as held for sale at June 30, 2004, our Riverside property, and those properties sold prior to June 30, 2004 are included in the line items under “discontinued operations- income from operations” with revenues netted against expenses.

Rental revenue increased by $45,156 (2%), for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003, primarily due to:

(a)	the acquisition of the Banco Popular property in June 2003, and the inclusion of approximately $30,000 of revenue in 2004 but not in 2003; and
(b)	higher rents in our Northlake Festival property, offset in part by the expiration of the lease with AMC Theaters on May 31, 2005.

Interest expense decreased by $48,613 (8%) for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003, due to paying off the loan secured by our Ontario property on March 1, 2004 and accordingly recording no interest expense for that property in the quarter ended June 30, 2004. This decrease in interest expense was offset in part by an increase in interest expense beginning in June 2003 for the $1,500,000 debt related to the Garden Grove (Banco Popular) property.

General and administrative costs decreased by $88,344 (21%) for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003. This decrease was principally due to lower legal expenses in 2004 than in 2003. The 2003 costs included costs related to our defense of the claim by James Prock settled in 2003 and higher corporate legal fees in than in 2004.

Depreciation expense increased by $137,355 (59%) for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003, due largely to:

(a)	reclassifying the Fresno and two Sacramento properties (717 and 721 West Del Paso Road) properties to the operating category in June 2004 and charging depreciation for those properties in 2004 but not in 2003. Further, as required, we recomputed depreciation on those properties as if they had never been classified as held for sale, thus “catching up” the depreciation that was not expensed in prior periods totaling approximately $100,000;
(b)	reclassifying the Roseville property to the operating category in September 2003 and charging depreciation of $12,190 for that property in 2004 but not in 2003; and
(c)	the addition of the Banco Popular property in 2004.

Ground rent increased by $1,065 for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003, due to slightly higher rental income in the Northlake Festival property in 2004, which in turn increased the ground rent payable under our lease with the ground lessor.

Operating expenses decreased by $39,345 (18%) in the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003, due primarily to lower insurance costs at the Northlake Festival property.

Property tax expense increased by $4,526 (4%) in the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003, primarily due to the addition of the Banco Popular property in June 2003.

Income from discontinued operations decreased by $14,065 (100%) primarily due to income from the Cerritos property in 2003, and was offset by the sales of the vacant Vacaville and Chino properties in 2003; the net loss from these properties is not included in our 2004 results. In 2004, we recorded a fair value adjustment on the Riverside property, reducing income from discontinued operations to zero.

Net income for the quarter ended June 30, 2004 was $152,616 compared to $86,191 for the quarter ended June 30, 2003. This increase was due primarily to higher revenues and lower general and administrative, operating and interest expense in 2004, offset in part by lower income from discontinued properties in 2004.

The diluted weighted average number of shares outstanding was 1,002,834 and 985,262 for quarters ended June 30, 2004 and 2003, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution increased to $0.15 for the quarter ended June 30, 2004 from $0.09 for the quarter ended June 30, 2003.

         Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

We adopted SFAS No. 144 as of January 1, 2002 and designated seven California properties as held for sale: Fresno; Huntington Beach; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road). We sold the Huntington Beach property in April 2002 and the Corona property in September 2002. We sold the Vacaville property in August 2003. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In November and December 2003 we sold our Chino and Cerritos properties, respectively. In the second quarter of 2004, we determined that the Fresno and two Sacramento properties (717 and 721 West Del Paso Road) did not meet the criteria for continued classification as held for sale and we therefore reclassified the properties to the operating category. In accordance with SFAS No. 144, we have restated the prior results of the properties designated as held for sale and the properties we sold as discontinued operations for all periods presented.

Operations for the six months ended June 30, 2004 and 2003 represented full periods of rental operations for all of our properties we classify as continuing operations, except for the Banco Popular property in Garden Grove, which we acquired in June 2003. The one property designated as held for sale at June 30, 2004 and those properties sold prior to June 30, 2004 are included in the line items under “discontinued operations- income from operations” with revenues netted against expenses.

Rental revenue increased by $186,920 (5%), for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, primarily due to:

(a)	the acquisition of the Banco Popular property in June 2003, and the inclusion of approximately $65,000 of revenue in 2004 in but not in 2003;
(b)	higher common area billings in our Folsom Property in 2004 of approximately $50,000; and

(c)	higher rents in our Northlake Festival property offset in part by the expiration of the AMC Theaters lease in May 2004 resulting in a net increase of approximately $20,000.

Interest expense decreased by $101,501 (8%) for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due to capitalized interest in 2004 on the Garden Grove Festival development property we acquired on March 26, 2003 and lower interest expense on the debt secured by our Ontario property, which we paid off on March 1, 2004. These decreases in interest expense were offset in part by an increase in interest expense beginning in June 2003 for the $1,500,000 debt related to the Garden Grove (Banco Popular) property.

General and administrative costs decreased by $156,330 (18%) for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. This decrease was principally due to lower legal expenses in 2004 than in 2003. The 2003 costs included costs related to our defense of the claim by James Prock settled in 2003, higher corporate legal fees than in 2004 and the costs of relocating our corporate office in 2003.

Depreciation expense increased by $254,275 (55%) for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due largely to:

(a)	reclassifying the Fresno and two Sacramento properties (717 and 721 West Del Paso Road properties to the operating category in June 2004 and charging depreciation for those properties in 2004 but not in 2003. Further, as required, we recomputed depreciation on those properties as if they had never been classified as held for sale, thus “catching up” the depreciation that was not expensed in prior periods totaling approximately $100,000;
(b)	a reduction in the estimated depreciable life of a component of the Roseville property’s basis, resulting in a one time charge of approximately $90,000 of additional depreciation in 2004;
(c)	reclassifying the Roseville property to the operating category in September 2003 and charging depreciation of approximately $20,000 for that property (excluding amounts noted above) in 2004 but not in 2003; and
(d)	the addition of the Banco Popular property in 2004.

Ground rent increased by $10,141 (2%) for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due to higher rental income in the Northlake Festival property in 2004, which in turn increased the ground rent payable under our lease with the ground lessor.

Operating expenses decreased by $63,274 (13%) in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due primarily to lower insurance costs at the Northlake Festival property.

Property tax expense increased by $9,714 (4%) in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, primarily due the addition of the Banco Popular property in June 2003.

Income from discontinued operations increased from a loss of $11,012 for the six months ended June 30, 2003 to income of $9,011 for the six months ended June 30, 2004, primarily due to the sales of the vacant Vacaville and Chino properties in 2003; the net loss from these properties is not included in our 2004 results. The benefit of the sales of the vacant properties is offset in part by the fair value adjustment in 2004 on the Riverside property.

Net income for the six months ended June 30, 2004 was $303,403 compared to $50,441 for the six months ended June 30, 2003. This increase was due primarily to higher revenues and lower general and administrative, operating and interest expense in 2004.

The diluted weighted average number of shares outstanding was 1,004,869 and 985,262 for six months ended June 30, 2004 and 2003, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution increased to $0.30 for the six months ended June 30, 2004 from $0.05 for the six months ended June 30, 2003.

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

The following table presents our contractual cash obligations as of June 30, 2004:

	Payments Due by Period
Contractual		Less Than One	One to Three	Three to Five	Over Five
Obligations	Total	year	Years	Years	Years
Notes payable
secured by rental
real estate and
real estate held
for sale (1)	$35,475,508	$3,051,322	$1,531,204	$2,343,778	$28,549,204
Minimum
payments due under
the ground lease
at the Northlake
Festival property (2)	31,950,000	600,000	1,200,000	1,200,000	28,950,000
Other	56,000	56,000	-	-	-

Total Contractual
Cash Obligations	$67,481,508	$3,707,322	$2,731,204	$3,543,778	$57,499,204

(1)	See Note 6– Notes Payable of the notes to the financial statements included in this report for a detailed description of our notes payable.

(2)	See Note 9– Commitments and Contingencies of the notes to the financial statements included in this report for a description of the terms of this ground lease.

In addition to the payments due in the table above, we also have employment contracts with our two officers.

At June 30, 2004, our total investments in rental real estate and rental real estate held for sale totaled $52,214,570 for the 12 properties we own. In addition, we own a parcel of land held for development valued at $2,948,776. Depending upon the availability and cost of external capital, we anticipate making additional investments in suburban office, retail shopping center and light industrial properties, although we may make other types of investments. We intend to fund new investments from (a) existing cash balances (subject to maintaining reasonable cash reserves), (b) proceeds from refinancing selected notes payable to higher balances and (c) the net proceeds from asset sales. We may consider other sources of possible funding, including joint ventures. To increase our financial flexibility, we may seek to obtain a revolving line of credit, although there can be no assurance we will be successful.

During the remainder of 2004, two of our loans are scheduled to mature, totaling approximately $2,570,000. We believe we will be able to extend the maturity dates on these loans; however, we cannot assure you we will be indeed be able to do so. We do not believe we will be able to use our Ontario property as security for a loan until the bankruptcy court accepts our lease with the tenant (if the lease is accepted at all), and we do not believe that a formal acceptance or rejection of the lease will occur by September 30, 2004. Further, we anticipate the following significant needs for cash during the remainder of 2004 and 2005:

o	We plan to build an approximate 30,000 square foot shopping center, Garden Grove Festival on our parcel of land in Garden Grove using a construction loan. We anticipate using a construction loan to fund the construction costs.

o	We may renovate the 26,900 square foot space vacated by AMC Theaters in our Northlake Festival property to a use other than that of a theater, at a potentially significant cost.

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

Cash Flows in 2004

Our cash resources decreased $2,880,119 during the six months ended June 30, 2004. Cash provided by operating activities in this period was $907,474, primarily from net income adjusted for non-cash items such as depreciation and amortization. Investing activities in 2004 resulted in a $305,605 use of cash resources, primarily for predevelopment costs on our Garden Grove Festival property. For the six months ended June 30, 2004, financing activities used $3,481,988 in cash resources, due largely to paying off the loan on our Ontario property.

Cash Flows in 2003

Our cash resources decreased $2,918,367 during the six months ended June 30, 2003. During 2003, cash provided by operating activities was $1,055,979, primarily from the net loss adjusted for non-cash items such as depreciation and amortization. Investing activities in 2003 used $4,261,923 of cash resources primarily for purchase of the Garden Grove Festival and Banco Popular properties. For the six months ended June 30, 2003 financing activities provided $287,577 due largely to proceeds from the loan secured by our Banco Popular property and offset in part by dividends, the payoff of the loan secured by our Java City, 721 West Del Paso Road property and principal payments on notes payable secured by rental real estate and notes payable secured by rental real estate held for sale.

Critical Accounting Policies and Estimates

General

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

Critical Accounting Policies

Revenue Recognition. We recognize minimum rents on the straight-line method over the terms of the leases, as required under SFAS No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred, except for several tenants where the revenue is recognized when the revenue is billable to the tenant under the lease. Rents due, but not yet collected, are recognized to the extent determined by management to be collectible. We believe that the likelihood of collection of amounts over six months past due is low. As of June 30, 2004 we had approximately $77,000 in receivables over six months old and we have provided approximately $73,000 for uncollectible receivables.

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

Critical Accounting Estimates

We believe the critical accounting estimates we make relate to the valuation of our properties for impairment and legal and other contingencies. We believe these estimates are judgmental and not subject to strict, quantifiable analysis. As appropriate, we engage counsel and other parties to assist us in making these estimates.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure provisions are effective for financial statements for annual or interim periods ending after December 15, 2002. We have not entered into any new guarantees or modified any existing guarantees subsequent to December 31, 2002; therefore, adoption of this statement has had no effect on our financial position, operating results or cash flows.

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity’s expected losses or entitled to receive a majority of the entity’s expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. The adoption of FIN 46R did not affect our financial position of results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure”, which amended SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Therefore, the adoption of SFAS No. 148 did not have any effect on our financial position, operating results or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective beginning in the third quarter of 2003. The FASB deferred the implementation of SFAS No. 150 as applied to certain minority interests in finite life entities, however. We adopted the requirements of SFAS No. 150 on June 1, 2003. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

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

Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If our properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our results of operations and ability to pay dividends to stockholders and to pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located can affect occupancy, market rental rates and expenses, which in turn can affect the revenues from the properties and their underlying values. The financial results of major local employers may also affect the revenues and value of some properties. Other factors include:

o	the general economic climate;
o	local conditions in the areas in which properties are located, such as an oversupply of properties like ours or a reduction in the demand for properties like ours;
o	the attractiveness of the properties to tenants; and
o	competition from other properties like ours.

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

Our tenants may not renew their leases.

We cannot predict whether current tenants will renew their leases upon the expiration of their terms or whether current tenants will attempt to terminate their leases before they expire. Because the tenants in our Irvine and Tustin properties are either subletting the property or not fully using the property for their operations, they may be less likely to re-lease the properties when the leases expire or may re-lease a smaller space. Further, the lease for our two Sacramento properties (717 and 721 West Del Paso Road) expired in July 2004, and the tenant has moved its operations from the premises, although we believe they may continue to lease some space for a short period. If we are unable to promptly sell significant vacant properties or re-lease or renew the leases for them, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to pay dividends to stockholders and to pay amounts due on our debt may be adversely affected.

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

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. In the three months ended June 30, 2004, the tenant in our Tustin property, Safeguard Business Systems, Inc., accounted for approximately 8% of our total rental revenue, including discontinued operations. Further, the California Independent System Operator Corporation, a tenant in our Folsom property, directly accounted for over 6% of our total rental revenue, including discontinued operations. That tenant also subleases space from another tenant in our Folsom property that accounted for another 4% of our total rental revenue, including discontinued operations. A tenant may attempt to terminate its lease before its scheduled term, or we may be unable to renew the lease with the tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy rates, re-leasing on less favorable economic terms and reduced net income. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

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

o	we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;
o	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
o	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and
o	governmental entities or other third parties may sue the owner or operator of a contaminated site for damages and costs.

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

Environmental laws also govern the presence, maintenance and removal of asbestos. Those laws require that owners or operators of buildings containing asbestos:

o	properly manage and maintain the asbestos;
o	notify and train those who may come into contact with asbestos; and
o	undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

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

o	the environmental assessments and updates did not identify all potential environmental liabilities;
o	a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;
o	new environmental liabilities have developed since the environmental assessments were conducted; or
o	future uses or conditions, such as changes in applicable environmental laws and regulations, could result in environmental liability for us.

We may acquire properties that are subject to liabilities for which we have no recourse, or only limited recourse, against the seller.

These liabilities can include:

o	claims by tenants, vendors or other persons dealing with the former owners of the properties;
o	liabilities incurred in the ordinary course of business; and
o	claims for indemnification by directors, officers and others indemnified by the former owners of the properties.

If we are required to spend time and money to deal with these claims, our intended returns from the affected property may be materially reduced.

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of June 30, 2004, we had total assets of $54,123,682, total secured indebtedness of $35,475,508, total liabilities of $36,460,235 and a debt-to-total assets ratio of 67%, using amounts calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

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

Using debt, whether with recourse to us generally or only with respect to a particular property, to acquire properties creates an opportunity for increased net income, but at the same time creates risks. We use debt to fund investments only when we believe it will enhance our risk-adjusted returns. We cannot be sure, however, that our use of leverage will prove to be beneficial. Additional leverage may:

o	increase our vulnerability to general adverse economic and industry conditions,
o	limit our flexibility in planning for, or reacting to, changes in our business and the REIT industry, which may place us at a competitive disadvantage compared to our competitors that have less debt, and
o	limit, along with the possible financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.

Any of the foregoing could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt.

We may be unable to renew, repay or refinance our debt financing.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. From July 1, 2004 to December 31, 2004, two of our loans are scheduled to mature, totaling approximately $2,570,000. In many of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase due to rising interest rates.

We have incurred and may in the future again incur debt that bears interest at a variable rate. As of June 30, 2004, we have one note payable in the amount $1,500,000 that bears interest at a variable rate. If we are successful in obtaining a construction loan for the development and construction of our Garden Grove Festival shopping center, that loan may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to pay dividends to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to expect a higher dividend yield, which could adversely affect the market price of our common stock.

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

Any additional debt we incur will be governed by an agreement with our lenders. Typically, these types of agreements contain various provisions that could limit our discretion in the operation of our business by restricting our ability to:

o	incur additional debt and issue preferred stock; o pay dividends and make other distributions;
o	make investments and other payments;
o	redeem or repurchase our capital stock;
o	consolidate or merge;
o	create liens;
o	sell assets; or
o	enter into certain transactions with our affiliates.

Further, the loan documents from our August 5, 2002 refinancing contain cross-collateral provisions. If one of the four loans is in default and the lender forecloses on the property securing that loan, and the proceeds from the foreclosure are not sufficient to repay the defaulted loan in full, the lender can foreclose upon one or more of the other properties to recover the loan. Previously, we had no such cross-collateral provisions in our loans. In addition, the land we hold for development of our Garden Grove Festival shopping center also secures the loan on our Banco Popular property in Garden Grove.

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

A number of the provisions in our certificate of incorporation and bylaws have or may have the effect of deterring a takeover of the company. These provisions include:

o	REIT protective provisions that limit stock ownership to 5.0% for anyone other than Mr. Allen Meredith, our President, Chairman and Chief Executive Officer;
o	a classified board of directors with staggered, three-year terms;
o	provisions giving the board of directors sole power to set the number of directors;
o	provisions giving stockholders the right to remove directors only for cause and only by the affirmative vote of a majority of the total voting power of the outstanding shares;
o	prohibition on stockholders from calling special meetings of stockholders; and
o	advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings.

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

We have entered into change of control agreements with Mr. Meredith, our President, Chairman and Chief Executive Officer, and Mr. Wingard, our Chief Financial Officer, providing for the payment of money to them upon the occurrence of a change of control, as defined in these agreements. If, within one year following a change of control, either Mr. Meredith or Mr. Wingard resigns or is terminated, we will make a severance payment equal to a portion of the executive’s base salary, his average bonus over last three years and medical and other benefits. Based upon their current salaries and benefit levels, this provision would result in payments totaling at least $200,000 to Mr. Meredith and $127,500 to Mr. Wingard. The agreements with Mr. Meredith and Mr. Wingard may deter changes of control because of the increased cost for a third party to acquire control of us, thus limiting the opportunity for stockholders to receive a premium for our common stock over then-prevailing market prices.

Tax Risks

Although we believe we are organized and are operating so as to qualify as a REIT under the Internal Revenue Code, we cannot give assurances that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified.

We may incur tax liabilities as a consequence of failure to qualify as a REIT.

Qualification as a REIT involves both the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT in 2004, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources represent more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply. Even if those relief provisions apply, a tax would be imposed with respect to excess net income, which could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. We cannot give assurances that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost. This treatment would reduce funds available for investment or distributions to stockholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make, and indeed may not make, distributions to stockholders. To the extent that distributions to stockholders would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Further, to maintain our real estate investment trust status, we may borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings.

Gain on disposition of assets deemed held for sale in the ordinary course is subject to 100% tax.

We currently are attempting to sell one of our properties. If we sell any of our properties, the Internal Revenue Service may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business. Gain from this kind of sale generally will be subject to a 100% tax. Whether an asset is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances of the sale. Although we will attempt to comply with the terms of safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be so characterized, we cannot assure stockholders that we will be able to do so.

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATON

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

The U.S. Department of Justice, Civil Rights Division (“DOJ”) filed a Motion to Intervene in the case on March 1, 1999. DOJ has sued Sanborn only, and preliminary discussions have been held between the DOJ and Sanborn. We understand that Sanborn intends to vigorously defend against the DOJ.

We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe we have complied with all applicable provisions of law and intend to vigorously defend against the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations or overall financial condition.

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                 None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

ITEM 5.  OTHER INFORMATION

                 None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         EXHIBITS
                No.                Description

10.1	Employment Agreement between Meredith Enterprises and Allen K. Meredith

31.1	Certification of Allen K. Meredith pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Charles P. Wingard pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Allen K. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles P. Wingard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         REPORTS ON FORM 8-K

None

SIGNATURES

        Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meredith Enterprises, Inc.

Dated: August 9, 2004	/s/ Charles P. Wingard Charles P. Wingard Chief Financial Officer (principal financial and accounting officer)