Form 10QSB
period 2004-09-30
MEREDITH ENTERPRISES INC
filed 2004-11-12
CIK 858346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes     X         No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2004, there were 976,965 shares of the issuer’s common stock outstanding

          Transitional Small Business Disclosure Format (check one):  Yes          No  X

MEREDITH ENTERPRISES, INC.

REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

Part I – Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets-
As of September 30, 2004 (unaudited)
and December 31, 2003 (audited)	3
Consolidated Statements of Income (unaudited)-
Three and nine months ended September 30, 2004 and 2003	4
Consolidated Statements of Cash Flows (unaudited)-
Nine months ended September 30, 2004 and 2003	5
Consolidated Statements of Stockholders’ Equity (unaudited)-
Nine months ended September 30, 2004 and 2003	6
Summary of Accounting Policies	7
Notes to Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis or Plan of Operation	16
Item 3. Controls and Procedures	27

Part II – Other Information
Item 1. Legal Proceedings	28
Item 2. Changes in Securities and Small Business Issuer Purchases of
Equity Securities	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits and Reports on Form 8-K	28
Signatures	28

As used in this Report on Form 10-QSB, unless the context otherwise requires, the terms “we,” “us,” and “our” refer to Meredith Enterprises, Inc., a Delaware corporation.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MEREDITH ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Rental real estate, less accumulated depreciation (Notes 2,
4 and 6)	$44,769,536	$43,957,479
Rental real estate held for sale, net (Notes 2 and 6)	1,737,864	4,098,703
Land held for development (Notes 2 and 6)	3,487,066	2,691,331
Cash and cash equivalents	1,778,846	4,699,052
Deferred rent, net of allowance of $326,790 and $313,919 at
September 30, 2004 and December 31, 2003, respectively	530,030	515,644
Accounts receivable	78,020	115,223
Loan origination fees, net of accumulated amortization of
$182,327 and $130,001 at September 30, 2004 and
December 31, 2003, respectively	562,722	615,048
Other assets	870,817	667,197
Other assets related to rental real estate held for sale	7,086	17,688

Total assets	$53,821,987	$57,377,365

Liabilities and Stockholders' Equity

Liabilities

Notes payable secured by rental real estate (Note 6)	$33,774,524	$36,878,369
Notes payable secured by rental real estate held for sale (Note 6)	1,064,155	1,608,147
Accounts payable and accrued liabilities	743,387	805,887
Security deposits and prepaid rent	250,086	225,272
Other liabilities related to rental real estate held for sale	7,316	28,666

Total liabilities	35,839,468	39,546,341

Commitments and contingencies (Note 9)	-	-
Stockholders' equity
Common stock $.01 par value; 15,000,000 shares authorized; 976,965 shares issued and outstanding as of September 30, 2004 and 975,298 shares
issued and outstanding as of December 31, 2003	9,770	9,753
Additional paid-in capital	27,174,316	27,157,247
Dividends in excess of retained earnings	(9,201,567)	(9,335,976)

Total stockholders' equity	17,982,519	17,831,024

Total liabilities and stockholders' equity	$53,821,987	$57,377,365

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Base rent (Notes 2 and 4)	$1,679,202	$1,708,576	$5,179,227	$5,042,847
Tenant reimbursements (Notes 2 and 4)	326,356	230,294	880,302	728,537
Interest	2,894	430	11,134	9,626

	2,008,452	1,939,300	6,070,663	5,781,010

Cost and expenses
Interest	578,415	659,837	1,790,306	1,972,640
General and administrative	356,498	341,931	1,049,100	1,190,875
Depreciation	265,534	309,601	942,101	771,382
Ground rent (Note 9)	224,366	224,875	696,160	686,528
Operating	215,096	278,158	614,628	733,991
Property tax	133,564	126,736	388,719	371,705

	1,773,473	1,941,138	5,481,014	5,727,121

Income (loss ) from continuing operations	234,979	(1,838)	589,649	53,889

Income (loss) from discontinued operations (Note 3):
Gain on sale of rental real estate held for sale	344,314	406,728	344,314	406,728
Loss from discontinued operations	(15,980)	(57,295)	(67,247)	(62,581)

Net income	$563,313	$347,595	$866,716	$398,036

Net income per share-basic (Note 1):
Income from continuing operations	$0.24	$-	$0.60	$0.06
Discontinued operations:
Gain on sale of rental real estate held for sale	$0.35	$0.42	$0.35	$0.42
Loss from discontinued operations	$(0.01)	$(0.06)	$(0.06)	$(0.07)

Net income per share-basic	$0.58	$0.36	$0.89	$0.41

Weighted average shares outstanding	976,965	975,298	976,292	975,298

Net income per share-assuming dilution (Note 1):
Income from continuing operations	$0.24	$-	$0.59	$0.05
Discontinued operations:
Gain on sale of rental real estate held for sale	$0.34	$0.41	$0.34	$0.41
Loss from discontinued operations	$(0.02)	$(0.06)	$(0.07)	$(0.06)

Net income per share-assuming dilution	$0.56	$0.35	$0.86	$0.40

Weighted average shares outstanding	999,798	985,262	1,002,966	985,262

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$866,716	$398,036
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	942,101	821,008
Gain on sale of rental real estate held for sale	(344,314)	(406,728)
Fair value adjustment to property carrying value	132,136	-
Interest expense due to amortization of loan origination fees	52,326	63,759
Increase (decrease) in cash flows from changes in
operating assets and liabilities:
Deferred rent	(14,386)	(25,788)
Accounts receivable	37,203	145,116
Other assets	(203,620)	(61,047)
Other assets related to rental real estate held for sale	10,602	411,091
Accounts payable and accrued liabilities	(66,210)	(94,622)
Security deposits and prepaid rent	7,521	(102,443)
Other liabilities related to rental real estate held for sale	(347)	(522)

Net cash provided by operating activities	1,419,728	1,147,860

Cash flows from investing activities
Proceeds from sale	884,314	1,910,002
Expenditures on land held for development	(795,735)	-
Purchase of land held for development	-	(2,593,988)
Purchase of rental real estate	-	(1,505,988)
Capital expenditures on rental real estate	(65,455)	(432,348)

Net cash provided by (used in) investing activities	23,124	(2,622,322)

Cash flows from financing activities
Dividends paid	(732,307)	(877,769)
Proceeds from exercise of stock options	17,086	-
Proceeds from notes payable	-	1,500,000
Payments on notes payable secured by rental real estate	(3,633,361)	(365,371)
Payments on notes payable secured by rental real estate held
for sale	(14,476)	(1,676,770)
Increase in loan origination fees	-	(15,624)

Net cash used in financing activities	(4,363,058)	(1,435,534)

Net decrease in cash and cash equivalents	(2,920,206)	(2,909,996)
Cash and cash equivalents, beginning of year	4,699,052	3,923,923

Cash and cash equivalents, end of period	$1,778,846	$1,013,927

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Dividends
			Additional	in Excess of
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
(Unaudited)
Balance, January 1, 2004	975,298	$9,753	$27,157,247	$(9,335,976)	$17,831,024
Exercise of stock options	1,667	17	17,069	-	17,086
Net income for the period	-	-	-	866,716	866,716
Dividends declared ($0.75 per share)
(Note 1)	-	-	-	(732,307)	(732,307)

Balance, September 30, 2004	976,965	$9,770	$27,174,316	$(9,201,567)	$17,982,519

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Business

Meredith Enterprises, Inc. was originally organized in October 1989 under the laws of the State of Delaware. We have elected tax status as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes since 1991. As of September 30, 2004, all of our properties were located in California and Georgia, and we did not own any residential properties. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance, either by directly paying such costs or reimbursing us for those costs through additional rental payments.

Rental Real Estate, Rental Real Estate Held for Sale and Depreciation

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over the assets’ estimated useful lives of 31.5 to 39 years, or the term of the lease for tenant improvements, if shorter, for financial reporting purposes.

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

Based on our experience with attempts to sell our properties, we believe it is difficult to conclude that it is probable we will sell a property and recognize a sale within a year from when we first initiate efforts to sell a property. Therefore, starting in the second quarter of 2004, we assess the sale of a property as probable at the point when we have received what we consider a bona fide offer that is reasonable in relation to the property’s estimated current value.

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

In the normal course of business, we may receive offers for sale of our properties, either solicited or unsolicited. For those offers that we accept, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of September 30, 2004, we classified one property as “held for sale,” as it was listed for sale with real estate brokers at a price we consider reasonable, we had received bona fide purchase offers, we believed the property was saleable in its present condition and we believed a sale was probable within one year. There can be no assurance that the properties we classify as held for sale will be sold in the near term, at prices we consider acceptable, or at all.

Rental Income, Operating Expense and Capitalized Costs

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible. Percentage rents in the three and nine month periods ended September 30, 2004 and 2003 were immaterial, and recognized when received. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

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

Net Income Per Share

We calculate net income per share by dividing net income by the weighted average number of shares outstanding for the period adjusted for the dilutive effect of stock options. Stock options are excluded whenever their effect would be anti-dilutive in loss periods or when their strike prices are out of the money.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” as promulgated by the Financial Accounting Standards Board (“FASB”), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. We do not have any components of comprehensive income in the three and nine month periods ended September 30, 2004 and 2003, other than net income.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the presentation of the current period’s financial statements.

Descriptive Information about Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate and rental real estate held for sale, which comprised 93% and 88% of our total assets at September 30, 2004 and December 31, 2003, respectively and over 99% of our total revenues (including discontinued operations) for the three month periods ended September 30, 2004 and 2003. All the rental real estate we own is located in California and Georgia. We do not use reporting by geographic region.

All revenues are from external customers, and there are no revenues from transactions with other segments. See Note 2 for tenants that contributed 10% or more of our total revenues for the three months ended September 30, 2004 and 2003. Interest expense on debt is not allocated to individual properties, even if such debt is secured by a specific property. There is no provision for federal or state income taxes as we are organized as a REIT and as such, there is no tax due; see Note 7.

Stock-Based Compensation

We account for our stock based compensation arrangements for employees and directors using the intrinsic value method pursuant to Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” as clarified by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” As such, compensation expense is recorded when, on the date of the grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation,” we disclose the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements.

Pro forma information regarding net income and earnings per share required by SFAS No. 148 was determined as if we had accounted for the employee and non-employee director stock options granted in the periods indicated under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the three and nine month periods ended September 30, 2004:

Risk-free interest rate	4.00%
Dividend yield	6.40%
Volatility	24.00%
Weighted average option life	10 Year	s

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

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

For purposes of pro forma disclosures, we amortize the estimated fair value of the options over the options’ vesting periods. Our pro forma information, as if we had adopted SFAS No. 123 as discussed above, follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net income, as reported	$563,313	$347,595	$866,716	$398,036
Less - total stock-based compensation expense determined
under the fair value based method, net of applicable taxes	20,261	-	55,532	29,059

Pro forma net income	$543,052	$347,595	$811,184	$368,977

Basic-as reported	$0.58	$0.36	$0.89	$0.41

Basic-pro forma	$0.56	$0.36	$0.83	$0.38

Weighted average shares outstanding	976,965	975,298	976,292	975,298

Diluted-as reported	$0.56	$0.35	$0.86	$0.40

Diluted-pro forma	$0.54	$0.35	$0.81	$0.37

Weighted average shares outstanding	999,798	985,262	1,002,966	985,262

New Accounting Pronouncements

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

Our stockholders approved and adopted the 2002 Stock Incentive Plan in September 2002, and it provides for the issuance of incentive stock options, non-qualified stock options, restricted shares and other grants. The maximum number of shares that may be issued under the plan is 150,000. The option price may not be less than the fair market value of a share on the date that the option is granted, and the options generally vest either immediately or over two years. Changes in options outstanding during the nine months ended September 30, 2004 were as follows:

		Weighted
	Shares	average
	under	exercise
	option	price
Balance at the beginning of
the period	91,669	$10.25
Granted	53,335	$16.00
Exercised	(1,667)	$10.25
Cancelled	-	-
Balance at end of period	143,337	$12.39

Exercisable	120,836	$11.72

Shares available for future
grants at September 30, 2004	4,996

Estimated fair value of
options granted during the
period per share	$1.80

The exercise price of all options granted was equal to the market price on the date of grant. The options expire in 2013 and 2014, and the weighted average remaining contractual life of these options is approximately nine years.

The following table sets forth the computation of basic and diluted earnings per share with respect to net income:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations	$234,979	$(1,838)	$589,649	$53,889
Gain on sale of rental real estate held for sale	344,314	406,728	344,314	406,728
Loss from discontinued operations	(15,980)	(57,295)	(67,247)	(62,581)

Net income	$563,313	$347,595	$866,716	$398,036

Denominator for basic earnings per
share - weighted average shares	976,965	975,298	976,292	975,298
Effect of dilutive securities - stock
options	22,833	9,964	26,674	9,964

Denominator for diluted earnings per share
adjusted for weighted average shares	999,798	985,262	1,002,966	985,262

Basic earnings per share:
Income from continuing operations	$0.24	$-	$0.60	$0.06
Discontinued operations:
Gain on sale of rental real estate held for sale	$0.35	$0.42	$0.35	$0.42
Loss from discontinued operations	$(0.01)	$(0.06)	$(0.06)	$(0.07)

Net income per share- basic	$0.58	$0.36	$0.89	$0.41

Diluted earnings per share:
Income from continuing operations	$0.24	$-	$0.59	$0.05
Discontinued operations:
Gain on sale of rental real estate held for sale	$0.34	$0.41	$0.34	$0.41
Loss from discontinued operations	$(0.02)	$(0.06)	$(0.07)	$(0.06)

Net income per share- assuming dilution	$0.56	$0.35	$0.86	$0.40

Anti-dilutive items are excluded from this calculation.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—RENTAL REAL ESTATE

Our major categories of rental real estate are:

	September 30,	December 31,
	2004	2003
Land	$9,133,298	$8,319,091
Buildings and improvements	40,088,878	39,009,131

	49,222,176	47,328,222
Less accumulated depreciation	(4,452,640)	(3,370,743)

Net rental real estate	$44,769,536	$43,957,479

Our major categories of rental real estate held for sale are:

	September 30,	December 31,
	2004	2003
Land	$768,667	$1,747,804
Buildings and improvements	1,475,002	3,181,446

	2,243,669	4,929,250
Less accumulated depreciation	(505,805)	(830,547)

Net rental real estate	$1,737,864	$4,098,703

In addition, we own land we are holding for future development, valued at its cost plus development expenditures at September 30, 2004 of $3,487,066.

During the three months ended September 30, 2004, one tenant represented 10% or more of our total rental revenue including discontinued operations and another tenant represented approximately 7%. In 2003, one tenant represented 10% of our total rental revenue including discontinued operations and another tenant represented 8%.

NOTE 3—DISCONTINUED OPERATONS

In the second quarter of 2004, we determined that the 717 and 721 West Del Paso Road properties in Sacramento, California and the Fresno, California property no longer met the required criteria for classification as held for sale. Accordingly, we removed them from that category in our financial statements. As of September 30, 2004, we have designated one property, Riverside, as held for sale. During September 2004, the Fresno property was sold. In accordance with SFAS No.144, we have reclassified during the second quarter the results of the West Del Paso properties from discontinued operations to continued operations. Further, results of the sold Fresno property and Riverside property are included in discontinued operations for the three and nine months ended September 30, 2004 and 2003 as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(Unaudited)	2004	2003	2004	2003
Revenues
Base rent	$74,785	$166,155	$248,231	$469,230
Tenant reimbursements	9,842	15,816	27,650	39,789
Interest	-	218	-	218

	84,627	182,189	275,881	509,237

Cost and expenses
Interest	33,306	174,975	101,021	375,558
General and administrative	79	96	79	143
Depreciation	3,470	16,542	42,958	49,626
Operating	19,913	35,569	58,438	111,657
Property tax	2,764	12,302	8,496	34,834
Fair value adjustment to
property carrying value	41,075	-	132,136	-

	100,607	239,484	343,128	571,818

Loss before gain on sale of rental real estate held for sale	(15,980)	(57,295)	(67,247)	(62,581)
Gain on sale of rental real estate held for sale	344,314	406,728	344,314	406,728

Income from discontinued operations	$328,334	$349,433	$277,067	$344,147

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

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Starting January 1, 2004, we have recorded a fair value adjustment that has reduced the operating income from our Riverside property to zero and reduced the carrying value of the property by a corresponding amount each period, as a portion of its fair value was previously determined to equal the present value of its expected future cash flows.

NOTE 4—FUTURE MINIMUM RENTAL INCOME

As of September 30, 2004, future minimum rental income under the existing leases for rental real estate and rental real estate held for sale that have remaining noncancelable terms in excess of one year are as follows:

Years ending September 30,	Amount

2005	$6,513,673
2006	4,726,585
2007	3,895,608
2008	2,873,487
2009	2,136,298
Thereafter	10,784,975

Total	$30,930,626

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 5—RELATED PARTY TRANSACTIONS

We acquired 2.5 acres of land in March 2003 and intend to build an approximate 30,000 square foot shopping center on the land. A firm owned by Mr. Gary Coursey, one of our directors, provides architectural services for this project. During the nine month periods ended September 30, 2004 and 2003, we paid $68,584 and $134,698 respectively, to Mr. Coursey’s firm.

We have retained Isakson-Barnhart Properties, Inc. as the property manager of our Northlake Festival Shopping Center in Atlanta, Georgia. Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties supervises the project. Under this agreement, we paid a total of $140,552 and $30,334, respectively, to Isakson-Barnhart Properties in the nine month periods ended September 30, 2004 and 2003. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to the retail shopping center.

We have entered into an agreement with Allen K. Meredith, our Chairman and Chief Executive Officer, to sell 20,000 shares of common stock we hold in treasury at our cost (including commissions) on or before March 15, 2005.

NOTE 6—NOTES PAYABLE

Notes payable consist of the following:

	September 30,	December 31,
	2004	2003
Notes payable secured by rental real estate:

6.97% promissory note secured by our Folsom property, monthly principal and interest payments of $32,567; due September 1, 2009 with a balloon
payment of $4,479,793	$4,806,011	$4,846,690
Variable rate interest only promissory note secured by our Garden Grove property (Banco Popular) and land we hold for development in Garden
Grove (Garden Grove Festival). The note bears interest at prime
plus 1.25% (6.00% at September 30, 2004) and is due on December 18, 2004	1,500,000	1,500,000
6.97% promissory note secured by our Irvine property, monthly principal and interest
payments of $25,105; due September 1, 2009 with a balloon payment of $3,453,364	3,704,837	3,736,196
7.64% promissory note secured by our Atlanta, GA property (Northlake
Festival Shopping Center), monthly principal and interest payments of
$124,753 fully amortizing with the final payment due December 1,
2027. Starting December 2010, year 13 of the note, the interest rate
increases to a minimum of 9.64%	16,259,366	16,444,541
8.33% promissory note secured by our Roseville property, monthly
principal and interest payments of $11,510; due July 1, 2008	1,313,268	1,334,083
6.97% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276; due September 1,
2009 with a balloon payment of $1,551,049	1,663,995	1,678,080
6.97% promissory note secured by our Tustin property, monthly principal and interest payments of $30,677; due September 1, 2009 with a balloon
payment of $4,219,765	4,527,047	4,565,365
7.50% promissory note secured by our Ontario property, monthly principal and interest payments are $22,390; due March 1, 2004. We
paid this loan off in March 2004	-	2,773,414

Subtotal - notes payable secured by rental real estate	33,774,524	36,878,369

Notes payable secured by rental real estate held for sale:

8.25% promissory note secured by our Fresno property. We sold this property
on September 27, 2004	-	529,520
8.25% promissory note secured by our Riverside property, monthly principal and interest payments are $9,116; due November 8, 2004
On November 8, 2004, we extended the maturity date of this note to
March 8, 2005 under the same terms	1,064,155	1,078,627

Subtotal - notes payable secured by rental real estate held for sale	1,064,155	1,608,147

Total notes payable	$34,838,679	$38,486,516

Many of our notes payable contain significant penalties should we pay off the loan before its scheduled maturity. Some of these notes also contain “cross collateral” provisions where the note holder has security rights against properties other than the primary property securing the note.

The aggregate annual future maturities at September 30, 2004 of notes payable secured by rental real estate and notes payable secured by rental real estate held for sale are as follows:

Years ending December 31,	Amount

2004	$2,656,787
2005	477,220
2006	513,925
2007	553,461
2008	1,763,425
Thereafter	28,873,861

Total	$34,838,679

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

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Nine months ended September 30,	2004	2003

Cash paid during the period for interest	$2,013,227	$2,304,341

Capitalized interest during the period	$150,387	$86,467

Supplemental disclosure of non-cash financing activities:
Transfer of assets from rental real estate held for sale to rental real estate	$2,228,703	$-

Transfer of liabilities from other liabilities- rental real estate held for sale to
other liabilities	$3,710	$-

Transfer of liabilities from other liabilities- rental real estate held for sale to
security deposits and prepaid rent	$17,293	$-

Transfer of liabilities from notes payable secured by rental real estate held for
sale to notes payable	$529,516	$-

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
nor more than $2,400,000 per year

We have entered into employment agreements with our President and Chief Executive Officer and our Vice President and Chief Financial Officer under which we would be obligated to make severance payments to either or both of them upon their termination or resignation for certain reasons, of one year’s salary plus bonus, if any.

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

The tenant in our Ontario property, Adelphia Communications, Inc., has filed for bankruptcy protection. Presently, the rent is current, but we have reserved for the full amount of deferred rent receivable that had accumulated from the straight-line adjustment. Certain companies have claimed amounts due for remodeling work and other work ordered by Adelphia on our property. These companies have filed mechanics liens on our property. We have not yet determined the validity of these liens, and there may be defenses to these claims. If our lease with Adelphia is affirmed in the bankruptcy proceeding, then Adelphia would be responsible for the discharge of these claims. If our lease with Adelphia is not affirmed in the bankruptcy proceeding, and the bankruptcy proceedings do not fully pay these creditors, then we would be responsible for these claims to the extent they are valid, if at all. We believe that these liens will not have a material impact on our continuing operations or overall financial condition.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — SUBSEQUENT EVENTS

On October 5, 2004, we declared a dividend of $0.25 per share to the stockholders of record on October 29, 2004, which is payable on November 19, 2004.

On October 18, 2004, we purchased 20,000 shares of our common stock for the then fair market price of $13.46 per share. Pursuant to an agreement with our Chairman and Chief Executive Officer, we sold 12,000 of the 20,000 shares to a limited liability company that is an affiliate of our Chairman and Chief Executive Officer on November 11, 2004. In this transaction, we will recognize in the fourth quarter of 2004 a non-cash charge of the difference between the price paid for the shares and the market value of the time of the transaction of approximately $16,000.

On November 8, 2004, we extended the maturity date of the note secured by our Riverside property to March 8, 2005 under the same terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

o	the commercial real estate market;
o	our future revenues;
o	our future revenue mix, net operating income and operating results;
o	our future cash requirements;
o	our critical accounting estimates;
o	competition, our competitors and our ability to compete;
o	our financial and managerial controls, reporting systems and procedures, and other systems and processes;
o	property values;
o	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease;
o	vacancies;
o	interest rates;
o	our operating costs;
o	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;
o	our ability to meet our debt obligations, including loans that mature in 2004 that are secured by our Garden Grove (Banco Popular) and Riverside properties;
o	the proposed sales of certain properties;
o	our ability to obtain outside financing;
o	identifying, acquiring and successfully integrating new properties;
o	the type and locations of real estate investments we may make;
o	our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;
o	our ability to successfully construct the planned shopping center on 2.5 acres in Garden Grove, California (sometimes referred to as our Garden Grove Festival development or property);
o	environmental risks;
o	natural disasters and other threats to our properties; and
o	the economies of the geographic areas where our properties are located.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the portion of this Item 2 entitled “Risk Factors – That May Affect Future Results.” We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-QSB.

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

At September 30, 2004, we had a real estate portfolio of 11 properties, including:
o	five light industrial properties totaling 171,025 square feet;
o	one shopping center of 321,621 square feet;
o	one retail property of 5,133 square feet;
o	three suburban office properties representing 94,806 square feet; and
o	one property held for sale comprising 25,000 square feet.

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

The most significant factors affecting our historical financial results are as follows:

o	Sale of Cerritos Property. On December 19, 2003, we sold our property in Cerritos for a gross sales price of $3,740,000 and a gain of $1,264,614. Included in the caption in our income statement “discontinued operations” during the three and nine month periods ended September 30, 2003, were the following amounts directly related to the Cerritos property:

	Three months	Nine months
	ended September 30,	ended September 30,
	2003	2003

Rental revenue	$68,233	$204,698
Interest expense	$23,445	$68,662
Depreciation expense	$9,202	$27,606
Operating expense	$1,009	$2,928

o	Sale of Chino Property. On November 25, 2003, we sold our vacant property in Chino for a gross sales price of $2,300,000 and a gain of $452,157. Included in the caption in our income statement “discontinued operations” during the three and nine month periods ended September 30, 2003, were the following amounts directly related to the Chino property:

	Three months	Nine months
	ended September 30,	ended September 30,
	2003	2003

Rental revenue	$-	$(24,906)
Interest expense	$17,332	$50,547
Depreciation expense	$7,340	$22,021
Operating expense	$16,799	$31,506

o	Sale of Vacaville Property. On August 13, 2003, we sold our vacant Vacaville property for a gross sales price of $2,100,000 and a gain of $406,728. This gain incorporates a significant write-down in the carrying value of the property made in 2001. Included in the caption in our income statement “discontinued operations” during the three and nine month periods ended September 30, 2003, were the following amounts directly related to the Vacaville property:

	Three months	Nine months
	ended September 30,	ended September 30,
	2003	2003

Rental revenue	$162	$324
Interest expense	$97,486	$147,748
Depreciation expense	$-	$-
Operating expense	$2,918	$43,045

o	Sale of Fresno Property. On September 27, 2004, we sold our vacant Fresno property for a gross sales price of $900,000 and a gain of $344,314. This gain incorporates a significant write-down in the carrying value of the property made in 2001. Included in the caption in our income statement “discontinued operations” during the three and nine month periods ended September 30, 2004, were the following amounts directly related to the Fresno property:

	Three months	Nine months
	ended September 30,	ended September 30,
	2004	2004

Rental revenue	$9,628	$27,482
Interest expense	$10,394	$32,463
Depreciation expense	$3,470	$42,958
Operating expense	$11,721	$28,237

	Three months	Nine months
	ended September 30,	ended September 30,
	2003	2003

Rental revenue	$31,894	$84,686
Interest expense	$12,412	$35,071
Operating expense	$9,148	$28,070

We believe that the following factors and events will pose particular challenges for us in 2004 and beyond. The following statements are forward-looking statements within the meaning of the federal securities laws, and these factors and others are addressed in more detail below under the heading Risk Factors That May Affect Future Results.

o	Existing and Anticipated Vacancies. At September 30, 2004, our portfolio was approximately 93% leased, although some tenants have vacated the lease premises and continue to pay rent. In May 2004, our lease with AMC Theaters comprising 26,900 square feet in our Northlake Festival property expired, and consequently we will no longer receive approximately $35,000 per month as required under the lease. AMC Theaters has not occupied the space since 2002, and we do not expect to be able to lease the space to another theater operator. We are exploring options to reconfigure the space to be suitable for other uses, and may incur significant costs to complete such a renovation, including the lack of income during a construction and lease up period. Another tenant in Northlake Festival has vacated 16,056 square feet but is liable under the lease through July 2005. Further, our lease on two Sacramento properties (717 and 721 West Del Paso Road) expired in July 2004, and the tenant continued to lease the space through September 30, 2004. On October 1, 2004, the tenant vacated the 721 West Del Paso property and we anticipate the tenant will move out of the 717 West Del Paso property in the fourth quarter of 2004. We may incur significant costs to re-lease these spaces and some space may remain vacant for the foreseeable future.

o	Loss of Revenues from Disposed Properties. During 2003, we sold three properties. Although two of the three properties were vacant for all of 2003, we recorded approximately $68,233 and $204,698 in revenues in the three and nine month periods ended September 30, 2003 for our Cerritos property, which we sold on December 19, 2003.

o	Development of Garden Grove Property. Part of our business plan and growth strategy involves divesting vacant and other select properties and redeploying the net cash proceeds into new properties where we expect the yield and long-term growth to be greater. Consistent with that strategy, we have sold several properties as noted above, and we purchased a 2.5 acre parcel of undeveloped land in Garden Grove. We intend to construct Garden Grove Festival, a multi-tenant shopping center comprising approximately 30,000 square feet, on this parcel. We believe that our cash flow from operations will begin to improve as we finish our new property under development and complete the leasing process.

o	Debt maturities. In September 2004, we extended the term of our $1,500,000 Garden Grove (Banco Popular) loan to December 2004 and we intend to seek a further extension of this loan. The approximate $1,060,000 loan secured by our Riverside property matures in November 2004, and we are in discussions with the lender to extend the maturity date. We cannot assure you, however, that we will be successful in extending the maturity dates of these loans.

o	Lease with Adelphia Communications, Inc. in our Ontario property. Adelphia has filed for bankruptcy protection, and although it is current in its lease payments with us, a bankruptcy court could terminate the lease. Further, various companies have filed liens against the property for remodeling work ordered by Adelphia. If the bankruptcy court terminates our lease and the payments to the creditors from the bankruptcy proceedings are less than their claims and the liens are indeed valid, then we would be responsible for the obligations.

As of September 30, 2004, we had total assets of $53,821,987, total secured indebtedness of $34,838,679, total liabilities of $35,839,468 and a debt-to-total assets ratio of 67%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

Results of Operations

       Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

We adopted SFAS No. 144 as of January 1, 2002 and designated seven California properties as held for sale: Fresno; Huntington Beach; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road). We sold the Huntington Beach property in April 2002 and the Corona property in September 2002. We sold the Vacaville property in August 2003. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In November and December 2003, we sold our Chino and Cerritos properties, respectively. In the second quarter of 2004, we determined that the Fresno and two Sacramento properties (717 and 721 West Del Paso Road) did not meet the criteria for continued classification as held for sale and we therefore reclassified the properties to the operating category. During the third quarter of 2004, we sold our Fresno property. In accordance with SFAS No. 144, we have restated the prior results of the properties designated as held for sale and the properties we sold as discontinued operations for all periods presented.

Operations for the quarters ended September 30, 2004 and 2003 represented full quarters of rental operations for all of our properties we classify as continuing operations. The only property designated as held for sale at September 30, 2004, our Riverside property, and those properties sold prior to September 30, 2004 are included in the line items under “discontinued operations- income from operations” with revenues netted against expenses.

Base rent decreased by $29,374 (2%) for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, primarily due to the expiration of the lease with AMC Theaters on May 31, 2004, which was offset in part by higher rents from other tenants in our Northlake Festival property.

Tenant reimbursements increased by $96,062 (42%) for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, primarily due to billing for reimbursable property taxes occurring in September 2004 and not in the third quarter of 2003.

Interest expense decreased by $81,422 (12%) for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, due to (a) paying off the loan secured by our Ontario property on March 1, 2004, and for that reason recording no interest expense for that property in the quarter ended September 30, 2004; and (b) a minor decrease from the sale of our Fresno property. This decrease in interest expense was offset in part by an increase in interest expense beginning in June 2003 for the $1,500,000 debt related to the Garden Grove (Banco Popular) property.

General and administrative costs increased by $14,567 (4%) for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003. This increase was principally due to slightly higher legal expenses.

Depreciation expense decreased by $44,067 (14%) for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, due largely to reclassifying the Roseville property to the operating category in September 2003 and charging depreciation of $62,033 for that property in 2003 but not in 2004, to “catch up” the depreciation that was not expensed in prior periods as required. This decrease was offset in part by reclassifying the two Sacramento properties (717 and 721 West Del Paso Road) to the operating category in June 2004 and charging depreciation for those properties in 2004 but not in 2003.

Ground rent decreased by $509 for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, due to lower rental income in the Northlake Festival property in 2004, which in turn reduced the ground rent payable under our lease with the ground lessor.

Operating expenses decreased by $63,062 (23%) in the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, due primarily to lower insurance costs at the Northlake Festival property.

Property tax expense increased by $6,828 (5%) in the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, primarily due to the higher property tax rates.

Gain on sale of rental real estate held for sale decreased by $62,414 (15%) for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, primarily due to the larger gain related to the sales of Vacaville and Chino properties in 2003, compared to the gain related to the Fresno sale in 2004 and the fair value adjustment in 2004 on the Riverside property.

Loss from discontinued operations decreased by $41,315 (72%) for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, primarily due to a net loss from the Vacaville and Chino properties, which are not included in our 2004 results.

Net income for the quarter ended September 30, 2004 was $563,313 compared to $347,595 for the quarter ended September 30, 2003. This increase was due primarily to higher revenues and lower operating and interest expense in 2004, higher income from discontinued properties in 2004, offset in part by higher general and administrative expenses.

The diluted weighted average number of shares outstanding was 999,798 and 985,262 for quarters ended September 30, 2004 and 2003, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution increased to $0.56 for the quarter ended September 30, 2004 from $0.35 for the quarter ended September 30, 2003.

        Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

We adopted SFAS No. 144 as of January 1, 2002 and designated seven California properties as held for sale: Fresno; Huntington Beach; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road). We sold the Huntington Beach property in April 2002 and the Corona property in September 2002. We sold the Vacaville property in August 2003. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In November and December 2003, we sold our Chino and Cerritos properties, respectively. In the second quarter of 2004, we determined that the Fresno and two Sacramento properties (717 and 721 West Del Paso Road) did not meet the criteria for continued classification as held for sale and we therefore reclassified the properties to the operating category. During the third quarter of 2004, we sold our Fresno property. In accordance with SFAS No. 144, we have restated the prior results of the properties designated as held for sale and the properties we sold as discontinued operations for all periods presented.

Operations for the nine months ended September 30, 2004 and 2003 represented full periods of rental operations for all of our properties we classify as continuing operations. The one property designated as held for sale at September 30, 2004 and those properties sold prior to September 30, 2004 are included in the line items under “discontinued operations- income from operations” with revenues netted against expenses.

Base rent increased by $136,380 (3%) for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, primarily due to higher rents in our Northlake Festival property , which was offset in part by the expiration of the lease with AMC Theaters on May 31, 2004.

Tenant reimbursements increased by $151,765 (21%) for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, primarily due to billing for reimbursable property taxes occurring in September 2004 and not in 2003 and higher reimbursable expenses on our Folsom property.

Interest expense decreased by $182,334 (9%) for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due to capitalized interest in 2004 on the Garden Grove Festival development property we acquired on March 26, 2003 and lower interest expense on the debt secured by our Ontario property, which we paid off on March 1, 2004. These decreases in interest expense were offset in part by an increase in interest expense beginning in June 2003 for the $1,500,000 debt related to the Garden Grove (Banco Popular) property.

General and administrative costs decreased by $141,775 (12%) for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. This decrease was principally due to lower legal expenses in 2004 than in 2003. The 2003 costs included costs related to our defense of the claim by James Prock settled in 2003, higher corporate legal fees than in 2004 and the costs of relocating our corporate office in 2003.

Depreciation expense increased by $170,719 (22%) for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due largely to:

(a)	An increase in reclassifying the two Sacramento properties (717 and 721 West Del Paso Road) properties to the operating category in June 2004 and charging depreciation for those properties in 2004 but not in 2003. Further, as required, we recomputed depreciation on those properties as if they had never been classified as held for sale, thus “catching up” the depreciation that was not expensed in prior periods totaling approximately $100,000; and
(b)	an increase from the addition of the Banco Popular property in 2004; and offset by a
(c)	a decrease from reclassifying the Roseville property to the operating category in September 2003 and charging depreciation of $62,033 for that property in 2003 but not in 2004, to “catch up” the depreciation that was not expensed in prior periods as required.

Ground rent increased by $9,632 (1%) for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due to higher rental income in the Northlake Festival property in 2004, which in turn increased the ground rent payable under our lease with the ground lessor.

Operating expenses decreased by $119,363 (16%) in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due primarily to lower insurance costs at the Northlake Festival property.

Property tax expense increased by $17,014 (5%) in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, primarily due the addition of the Banco Popular property in June 2003.

Gain on sale of rental real estate held for sale decreased by $62,414 (15%) for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, primarily due to the larger gain related to the sales of Vacaville and Chino properties in 2003, compared to the gain related to the Fresno sale in 2004 and the fair value adjustment in 2004 on the Riverside property.

Loss from discontinued operations increased by $4,666 (7%) for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, primarily due to the fair value adjustment in 2004 on the Riverside property.

Net income for the nine months ended September 30, 2004 was $866,716 compared to $398,036 for the nine months ended September 30, 2003. This increase was due primarily to higher revenues and lower general and administrative, operating and interest expense in 2004.

The diluted weighted average number of shares outstanding was 1,002,966 and 985,262 for nine months ended September 30, 2004 and 2003, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution increased to $0.86 for the nine months ended September 30, 2004 from $0.40 for the nine months ended September 30, 2003.

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

The following table presents our contractual cash obligations as of September 30, 2004:

	Payments Due by Period
Contractual		Less Than One	One to Three	Three to Five	Over Five
Obligations	Total	year	Years	Years	Years
Notes payable	$34,838,679	$2,656,787	$991,145	$2,316,886	$28,873,861
secured by rental
real estate and
real estate held
for sale (1)
Minimum
payments due under
the ground lease
at the Northlake
Festival property (2)	31,800,000	600,000	1,200,000	1,200,000	28,800,000
Other	35,000	35,000	-	-	-
Total Contractual
Cash Obligations	$66,673,679	$3,291,787	$2,191,145	$3,516,886	$57,673,861

(1)	See Note 6– Notes Payable of the notes to the financial statements included in this report for a detailed description of our notes payable.

(2)	See Note 9– Commitments and Contingencies of the notes to the financial statements included in this report for a description of the terms of this ground lease.

In addition to the payments due in the table above, we also have employment contracts with our two officers.

At September 30, 2004, our total investments in rental real estate and rental real estate held for sale totaled $46,507,400 for the eleven properties we own. In addition, we own a parcel of land held for development valued at $3,487,066. Depending upon the availability and cost of external capital, we anticipate making additional investments in suburban office, retail shopping center and light industrial properties, although we may invest in other types of real estate. We intend to fund new investments from (a) existing cash balances (subject to maintaining reasonable cash reserves), (b) proceeds from refinancing selected notes payable to higher balances and (c) the net proceeds from asset sales. We may consider other sources of possible funding, including joint ventures. To increase our financial flexibility, we may seek to obtain a revolving line of credit, although there can be no assurance we will be successful.

Two of our loans, totaling approximately $2,564,000, are scheduled to mature in the fourth quarter of 2004 and the first quarter of 2005. On November 8, 2004 we extended the maturity date of the note secured by our Riverside property to March 8, 2005. Although we believe we will be able to extend the maturity dates on these loans; we may be unable to do so. We do not believe we will be able to use our Ontario property as security for a loan until the bankruptcy court accepts our lease with the tenant (if the lease is accepted, if at all), and we do not believe that a formal acceptance or rejection of the lease will occur in 2004. Further, we anticipate the following significant needs for cash during the remainder of 2004 and 2005:

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

We may use our funds to purchase our common stock from time to time. In October of 2004, we purchased 20,000 shares of common stock for approximately $270,000.

Cash Flows in 2004

Our cash resources decreased $2,920,206 during the nine months ended September 30, 2004. Cash provided by operating activities in this period was $1,419,728, primarily from net income adjusted for non-cash items such as depreciation and amortization. Investing activities in 2004 provided $23,214 of cash resources, primarily from the sale of our Fresno property, offset by predevelopment costs on our Garden Grove Festival property. For the nine months ended September 30, 2004, financing activities used $4,363,058 in cash resources, due largely to paying off the loan on our Ontario and Fresno properties.

Cash Flows in 2003

Our cash resources decreased $2,909,996 during the nine months ended September 30, 2003. During 2003, cash provided by operating activities was $1,147,860, primarily from the net loss adjusted for non-cash items such as depreciation and amortization. Investing activities in 2003 used $2,622,322 of cash resources, primarily for purchase of the Garden Grove Festival and Banco Popular properties. For the nine months ended September 30, 2003, financing activities used $1,435,534, due largely to proceeds from the loan secured by our Banco Popular property and offset in part by: dividends, the payoff of the loan secured by our Java City, 721 West Del Paso Road property; and principal payments on notes payable secured by rental real estate and notes payable secured by rental real estate held for sale.

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

Critical Accounting Policies

Revenue Recognition. We recognize minimum rents on the straight-line method over the terms of the leases, as required under SFAS No. 13. Certain of the leases also provide for additional revenue based on contingent percentage income, which is recorded on an accrual basis once the specified target that triggers this type of income is achieved. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred, except for several tenants where the revenue is recognized when the revenue is billable to the tenant under the lease. Rents due, but not yet collected, are recognized to the extent determined by management to be collectible. We believe that the likelihood of collection of amounts over six months past due is low. As of September 30, 2004, we had approximately $80,000 in receivables over six months old, and accordingly we have provided approximately $80,000 for uncollectible receivables.

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

Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. We stop recording depreciation on a property once it is classified as “held for sale.” We state the property we classify as held for sale at the lower of its carrying amount or its estimated fair value less disposal costs.

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

Critical Accounting Estimates

We believe that our critical accounting estimates relate to the valuation of our properties for impairment and legal and other contingencies. We believe these estimates are judgmental and not subject to strict, quantifiable analysis. As appropriate, we engage counsel and other parties to assist us in making these estimates.

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

Our tenants may go bankrupt.

Our tenants may file for bankruptcy protection or become insolvent in the future. Currently, one of our tenants has filed for bankruptcy protection. We cannot evict a tenant solely because of its bankruptcy. A court might authorize the tenant to reject and terminate its lease with us. The bankruptcy court rejected our lease with one tenant in our Fresno property, and the tenant vacated the premises in November 2003. When a lease is terminated by the bankruptcy court, our claim against the bankrupt tenant for unpaid, future rent is subject to a statutory cap that can be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent will likely not be paid in full.

Our tenants may not renew their leases.

We cannot predict whether current tenants will renew their leases when they expire or attempt to terminate their leases before they expire. Because the tenants in our Irvine and Tustin properties are either subletting the property or not fully using the property for their operations, they may be less likely to re-lease the properties when the leases expire or may seek to re-lease a smaller space from us. Further, our lease on two Sacramento properties (717 and 721 West Del Paso Road) expired in July 2004, and the tenant continued to lease the space through September 30, 2004. On October 1, 2004, the tenant vacated the 721 West Del Paso property and we anticipate the tenant will move out of the 717 West Del Paso property, in the fourth quarter of 2004. We may incur significant costs to re-lease these spaces. If we are unable to promptly sell significant vacant properties or re-lease or renew the leases for them, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to pay dividends to stockholders and to pay amounts due on our debt may be adversely affected.

We may be unable to lease vacant space in our properties.

To lease vacant space, we may need to pay substantial leasing commissions and renovation costs. We may acquire properties that are not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with those properties until they are fully leased. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property from a vacancy or other reason. In addition, many of our leases are “triple-net” leases, i.e., the tenant is responsible for property taxes, insurance and maintenance. If the tenant no longer leases the property for any reason, we, and not the tenant, must bear those costs. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet our mortgage payments we could sustain a loss as a result of foreclosure on the property. As a result, our ability to pay dividends to our stockholders could be adversely affected.

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

We face considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than we do. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a corresponding decrease in property yields. We can give no assurances that we can reinvest the proceeds realized from the disposition of assets into new assets that will produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. To the extent that we are unable to reinvest those proceeds, or if the properties we acquire with those proceeds produce a lower rate of return than the properties we disposed, those results may have a material adverse effect on us.

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

All of our properties are located in developed areas where we face substantial competition from other properties and from other real estate companies that may develop or renovate competing properties. The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our properties, the rents we charge and our acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt.

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

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. In the three months ended September 30, 2004, the tenant in our Tustin property, Safeguard Business Systems, Inc., accounted for approximately 10% of our total rental revenue, including discontinued operations. Further, the California Independent System Operator Corporation, a tenant in our Folsom property, directly accounted for over 7% of our total rental revenue, including discontinued operations. That tenant also subleases space from another tenant in our Folsom property that accounted for another 4% of our total rental revenue, including discontinued operations. A tenant may attempt to terminate its lease before its scheduled term, or we may be unable to renew the lease with the tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy rates, re-leasing on less favorable economic terms and reduced net income. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

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

Our future growth depend on a number of factors, including our ability to identify acceptable properties for acquisition, complete acquisitions on favorable terms, successfully integrate acquired properties and obtain financing to support expansion. We can give no assurances that we will be successful in implementing our growth strategy, that growth will indeed occur at all or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. We intend to acquire properties that meet our investment criteria. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

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

We face particular environmental risks related to asbestos and liability risk related to mold.

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

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of September 30, 2004, we had total assets of $53,821,987, total secured indebtedness of $34,838,679, total liabilities of $35,839,468 and a debt-to-total assets ratio of 67%, using amounts calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

We anticipate that future acquisitions and properties we develop, if any, will be financed under a line of credit, construction loans, and other forms of secured or unsecured financing or through our issuing additional debt or equity. We expect to review periodically our financing options regarding the appropriate mix of debt and equity financing. If we use equity, rather than debt, to finance future acquisitions, it could have a dilutive effect on the interests of our existing stockholders.

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

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. Two of our loans, totaling approximately $2,564,000, are scheduled to mature in the fourth quarter of 2004 and the first quarter of 2005.

On November 8, 2004 we extended the maturity date of the loan secured by our Riverside property to March 8, 2005. In many of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase due to rising interest rates.

We have incurred and may in the future again incur debt that bears interest at a variable rate. As of September 30, 2004, we have a $1,500,000 loan that bears interest at a variable rate. If we are successful in obtaining a construction loan for the development and construction of our Garden Grove Festival shopping center, that loan may bear interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to pay dividends to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to expect a higher dividend yield, which could adversely affect the market price of our common stock.

We may incur additional debt and related debt service.

We intend to fund the acquisition of additional properties partially through borrowings and from other sources such as sales of properties that no longer meet our investment criteria or the contribution of property to joint ventures or other financing methods. Our organizational documents do not limit the amount of debt that we may incur.

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

A number of the provisions in our certificate of incorporation and bylaws have or may have the effect of deterring a takeover of the company. These provisions include:

o	REIT protective provisions that limit stock ownership to 5.0% for anyone other than Mr. Allen Meredith, our Chairman and Chief Executive Officer;
o	a classified board of directors with staggered, three-year terms;
o	provisions giving the board of directors sole power to set the number of directors;
o	provisions giving stockholders the right to remove directors only for cause and only by the affirmative vote of a majority of the total voting power of the outstanding shares;
o	prohibition on stockholders from calling special meetings of stockholders; and
o	advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law provides, in relevant part, that the corporation shall not engage in any business combination with an “interested stockholder” for a period of three years following the time on which such stockholder first becomes an “interested stockholder” unless:

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

(c)	on or after the time on which the stockholder becomes an “interested stockholder,” the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the “interested stockholder.”

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

We have entered into change of control agreements with Mr. Meredith, our President, Chairman and Chief Executive Officer, and Mr. Wingard, our Vice President and Chief Financial Officer, providing for the payment of money to them upon the occurrence of a change of control, as defined in these agreements. If, within one year following a change of control, either Mr. Meredith or Mr. Wingard resigns or is terminated, we will make a severance payment equal to a portion of the executive’s base salary, his average bonus over last three years and medical and other benefits. Based upon their current salaries and benefit levels, this provision would result in payments totaling at least $200,000 to Mr. Meredith and $127,500 to Mr. Wingard. The agreements with Mr. Meredith and Mr. Wingard may deter changes of control because of the increased cost for a third party to acquire control of us, thus limiting the opportunity for stockholders to receive a premium for our common stock over then-prevailing market prices.

Tax Risks

Although we believe we are organized and are operating to qualify as a REIT under the Internal Revenue Code, we cannot give assurances that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified.

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

We currently classify one of our properties as held for sale and may attempt to sell other properties. If we sell any of our properties, the Internal Revenue Service may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business. Gain from this kind of sale generally will be subject to a 100% tax. Whether an asset is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances of the sale. Although we will attempt to comply with the terms of safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be so characterized, we cannot assure stockholders that we will be able to do so.

ITEM 3.   CONTROLS AND PROCEDURES

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. Department of Justice, Civil Rights Division (“DOJ”) filed a Motion to Intervene in the case on March 1, 1999. The DOJ has sued Sanborn only, and preliminary discussions have been held between the DOJ and Sanborn. We understand that Sanborn intends to vigorously defend against the DOJ.

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

Meredith Enterprises, Inc.

Dated: November 12, 2004	/s/ Charles P. Wingard Charles P. Wingard Chief Financial Officer (principal financial and accounting officer)