Form 10KSB
period 2004-12-31
MEREDITH ENTERPRISES INC
filed 2005-03-25
CIK 858346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-24594

MEREDITH ENTERPRISES, INC.

(formerly West Coast Realty Investors, Inc.)

(Name of small business issuer in its charter)

Delaware	95-4246740
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

3000 SAND HILL ROAD BUILDING 2, SUITE 120

MENLO PARK, CALIFORNIA 94025

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (650) 233-7140

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

State issuer’s revenues for its most recent fiscal year $7,866,052

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $10,887,962 as of March 17, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 968,965 (net of 8,000 shares held in treasury) at March 17, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):    Yes  ☒    No  ☐

MEREDITH ENTERPRISES, INC.

(formerly West Coast Realty Investors, Inc.)

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

As used in this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms “we,” “us,” or “the Company” and “our” refer to Meredith Enterprises, Inc., a Delaware corporation, formerly named West Coast Realty Investors, Inc.

Special Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

•	the commercial real estate market;

•	our future revenues;

•	our future revenue mix, net operating income and operating results;

•	our future cash requirements;

•	competition, our competitors and our ability to compete;

•	our financial and managerial controls, reporting systems and procedures, and other systems and processes;

•	property values;

•	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease;

•	vacancies;

•	interest rates;

•	our operating costs;

•	our future depreciation expenses;

•	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;

•	our ability to meet our debt obligations;

•	the proposed sales of certain properties;

•	our continuing ability to obtain outside financing;

•	identifying, acquiring and successfully integrating new properties;

•	our ability to successfully construct the planned shopping center on 2.5 acres in Garden Grove, California;

•	the type and locations of real estate investments we may make;

•	our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;

•	environmental risks;

•	natural disasters and other threats to our properties; and

•	the economies of the geographic areas where our properties are located.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see “Risk Factors” at the end of Item 1, Business. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Meredith Enterprises, Inc. (formerly West Coast Realty Investors, Inc.) is a real estate company engaged in acquiring, owning and managing, suburban office, retail shopping center and light industrial properties. We were originally incorporated in 1989 under the laws of the State of Delaware. We have elected to be taxed as a real estate investment trust, or “REIT,” for federal income tax purposes. To maintain treatment as a REIT, we must, among other things, distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. From inception to March 31, 2002, West Coast Realty Advisors, Inc. advised us and West Coast Realty Management, Inc. managed our properties. Each of these companies was a wholly owned subsidiary of Associated Financial Group, Inc. Since March 31, 2002, we have been self-managed and self-administered.

At December 31, 2004, we had a real estate portfolio of 11 properties, including:

•	three light industrial properties totaling 151,225 square feet;

•	one retail shopping center of 321,621 square feet;

•	one restaurant facility of 5,133 square feet;

•	five suburban office properties totaling 114,606 square feet; and

•	one property held for sale totaling 25,000 square feet.

In addition to the above, we own a 2.5 acre parcel of undeveloped land in Garden Grove, California. We have begun construction of a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel. All of our properties are located in California and Georgia. Because our only Georgia property is our Northlake Festival retail center in Atlanta, any reference in this report to the location of any other property is to a city in California.

Our executive offices are located at 3000 Sand Hill Road, Building 2, Suite 120, Menlo Park, California 94025, and our telephone number is (650) 233-7140.

Business Strategies

Our business objective is to increase stockholders’ long-term total return through dividends and the appreciation in value of our common stock.

We seek to grow our asset base through, as follows:

•	the acquisition of suburban office, retail shopping center and light industrial properties;

•	the acquisition of portfolios of similar properties;

•	the rehabilitation and repositioning of suburban office, retail shopping center and light industrial properties; and

•	purchasing parcels of undeveloped land and constructing suburban office, retail shopping center or light industrial properties on them.

Our strategy is to operate in markets that demonstrate superior economic growth and in which the development of similar competing properties is restrained by entitlement limitations. We intend to continue to target selected California and Southeastern markets where we currently own assets, and we believe we can benefit from our real estate expertise and access to superior properties introduced by high quality brokers. Specific strategies include:

•	increasing cash flow through new net leases for existing properties;

•	evaluating and refinancing of existing and new properties;

•	development of suburban office, retail shopping center and light industrial properties;

•	rehabilitation, repositioning and disposing non-strategic properties;

•	reinvesting sales proceeds into new properties; and

•	expanding our sources of private and institutional real estate capital for future acquisition purposes.

Significant Recent Events

•	On February 1, 2005, we amended the contract for the $2,300,000 sale of our Riverside property to extend the closing date to as late as April 15, 2005. On January 9, 2005, our tenant in this property ceased operations at the site, and the tenant has not paid the rent due under the lease for January as of the date hereof, February and March 2005 totaling $107,770.

•	On February 1, 2005, the board of directors declared a dividend of $0.25 per common share to holders of record on February 15, 2005, payable on March 1, 2005.

•	On January 31, 2005, we amended our lease for our corporate office to extend the term for two years to January 2007 with monthly payments of approximately $7,000.

Significant Events During 2004

•	In December 2004, we extended the due date on the loan secured by our Banco Popular property to November 2005 at the same variable interest rate and interest only payments and secured a construction loan for our Garden Grove development project at the same variable interest rate and, with interest accruing;

•	In September 2004, we sold our Fresno property for a net gain of $344,314.

•	On March 2, 2004, we paid the $2,764,432 balance due at maturity on the loan secured by our Ontario property.

•	We paid quarterly dividends of $0.25 per share for each quarter in 2004.

Significant Events During 2003

•	On December 19, 2003, we sold our property in Cerritos for a gross sales price of $3,740,000.

•	Wherehouse Entertainment, Inc., a tenant in our Fresno property (which was sold September 2004) declared bankruptcy in January 2003 and vacated the premises on November 30, 2003.

•	On November 25, 2003, we sold our vacant property in Chino for gross sales price of $2,300,000.

•	On August 12, 2003, we sold our vacant Vacaville property for gross sales price of $2,100,000.

•	On June 23, 2003, we paid $1,500,000 to acquire a 4,880 square foot office building on a 0.5 acre parcel on a corner surrounded by the land we purchased in Garden Grove in March 2003.

•	The tenant in our Chino property vacated the premises when the lease ended in early April 2003 and owes approximately $48,000 in rent;

•	On March 26, 2003, we acquired a 2.5-acre parcel of undeveloped land in Garden Grove for $2,200,000. We have begun construction of a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel.

•	On March 24, 2003, we changed our name from West Coast Realty Investors, Inc. to Meredith Enterprises, Inc.

•	We paid quarterly dividends of $0.30 per share for each of the first, second and third quarters of 2003, and $0.25 per share for the fourth quarter of 2003.

Significant Events During 2002

•	We became a self managed REIT upon the March 31, 2002 termination of our agreements with West Coast Realty Advisors, Inc., which advised us, and West Coast Realty Management, Inc., which managed our properties.

•	We sold the Huntington Beach and Corona properties for a total gain of $733,424.

•	We refinanced four loans totaling approximately $15,000,000 in principal amount to a base fixed interest rate of 6.97%. These loans may be assigned to another party, including a “conduit” loan arrangement. We received net proceeds of approximately $6,500,000 from this refinancing.

•	We listed our common stock on the American Stock Exchange under the symbol “MPQ.”

•	We restated our certificate of incorporation to implement the 1:3 reverse stock split.

•	We purchased the Northlake Festival Shopping Center in Atlanta for approximately $21,000,000.

Business Development

We were incorporated in Delaware in 1989. In March 2003, we changed our name from West Coast Realty Investors, Inc. to Meredith Enterprises, Inc. We have not declared bankruptcy or sought protection from creditors in a similar proceeding. In October 2002, we purchased the Northlake Festival property for approximately $21,000,000, which represented an increase of over 50% of our assets from December 31, 2001.

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

Employees

As of December 31, 2004, we had four full time employees. None of these employees is covered by any collective bargaining agreements.

Company Website

To view links to our SEC reports on changes in beneficial ownership free of charge, please go to our website at www.meredithreit.com.

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

Investment Properties

See Items 2, 6 and 7 in this annual report for a description of our individual properties and significant developments during the year with respect to these properties.

Industry Segments

We have one reportable segment- real estate. We do not have foreign operations and our business is not seasonal. Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. See “Notes to Consolidated Financial Statements” which are part of this annual report, for further discussion.

Insurance

We carry (or require our tenants to carry on our behalf) comprehensive general liability, fire, extended coverage and rental loss insurance on all of our properties, with policy specifications, insured limits and deductibles customarily carried for similar properties. We intend to carry similar insurance with respect to our properties under construction, but with appropriate exceptions given the nature of these properties.

The Terrorism Risk Insurance Act of 2002 was signed into law on November 26, 2002. The law provides that losses resulting from certified acts of terrorism will be partially reimbursed by the United States after the insurance company providing coverage pays a statutory deductible. The law also requires that the insurance company offer coverage for terrorist acts for an additional premium. Our policies in effect during 2003 and 2004 did not exclude coverage for terrorist acts and we paid no additional premium for coverage under the Terrorism Risk Insurance Act of 2002, although we may pay additional amounts in the future for such coverage.

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

Risks Related to our Stock

We cannot assure stockholders that we will be able to make future dividend payments at any particular rate, or at all.

While we have declared quarterly dividends on our common stock regularly in the past, the declaration and payment of dividends is subject to the discretion of our board of directors. Any determination as to the payment of dividends, as well as the level of those dividends, will depend on, among other items, our financial results and condition, general economic and business conditions, our strategic plans and contractual, legal and regulatory restrictions on our ability to pay dividends. On September 30, 2003, our board of directors reduced the dividend for the quarter ended September 30, 2003 to $0.25 per share, and we have subsequently paid dividends at the $0.25 per share rate. During 2004, as compared to 2003, our revenues have been reduced by:

•	the sale in December 2003 of our 48,351 square foot Cerritos property;

•	the expiration on May 31, 2004 of the lease with AMC Theatres for 26,900 square feet in our Northlake Festival property; and

•	the expiration on September 30, 2004 of the lease with Cucina Holdings, Inc. for a total of 19,800 square feet in our two Sacramento properties.

In 2005, we anticipate that our revenues as compared to 2004 will be reduced by the following factors:

•	The 26,900 square foot space previously occupied by AMC Theatres in our Northlake Festival property will produce no revenue.

•	The space previously occupied by Cucina Holdings, Inc., as to a total of 19,800 square feet in our two Sacramento properties will produce revenue only on the 1,575 square feet they continue to rent on a month-to-month basis.

•	The leases on our Riverside and Tustin properties expire on September 30, 2005, as to 25,000 and 37,740 square feet, respectively.

•	The tenant in our Riverside property has not paid rent for the months of January—March 2005.

•	We anticipate additional costs in consulting, legal and audit fees in 2005 to comply with the provisions of the Sarbanes Oxley Act of 2002.

For these reasons, we cannot assure stockholders that we will maintain the current quarterly dividend level or that we will pay dividends in any future period. The preceding statements are forward-looking statements within the meaning of the federal securities laws.

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

The interests of our existing stockholders could be diluted if we issue additional equity securities to finance future developments and acquisitions instead of incurring additional debt. In November 2004, we amended our certificate of incorporation to allow for the issuance of preferred stock. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which could include a line of credit and other forms of secured and unsecured debt, equity financing, including common and preferred equity, or joint ventures.

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

Our tenants may go bankrupt.

Our tenants may file for bankruptcy protection or become insolvent in the future. Currently, one of our tenants has filed for bankruptcy protection. We cannot evict a tenant solely because of its bankruptcy. A court might authorize the tenant to reject and terminate its lease with us. For example, the bankruptcy court rejected our lease with one tenant in our Fresno property, and the tenant vacated the premises in November 2003. When a lease is terminated by the bankruptcy court, our claim against the bankrupt tenant for unpaid, future rent is subject to a statutory cap that can be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent will likely not be paid in full.

Our tenants may not renew their leases.

We cannot predict whether current tenants will renew their leases when they expire or attempt to terminate their leases before they expire. Because the tenants in our Irvine and Tustin properties are either subletting the property or not fully using the property for their operations, they may be less likely to re-lease the properties when the leases expire in December 2007 and September 2005, respectively, or they may seek to re-lease a smaller space from us. Further, our lease on two Sacramento properties (717 and 721 West Del Paso Road) expired in July 2004, and the tenant continued to lease the space through September 30, 2004 on a month-to-month basis. On October 1, 2004, the tenant vacated the 721 West Del Paso property. Although the tenant continues to lease a small portion of the 717 West Del Paso property on a month-to-month basis, the tenant could move out at any time. We may incur significant costs to re-lease these spaces. If we are unable to promptly sell significant vacant properties or re-lease or renew the leases for them, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to pay dividends to stockholders and to pay amounts due on our debt may be adversely affected.

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

All of our properties are located in developed areas where we face substantial competition from other properties and from other real estate companies that may develop or renovate competing properties. The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our properties, the rents we charge and our acquisition opportunities. The activities of these competitors, our ability to rent our properties, the rents we charge and acquisition opportunities could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt.

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

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. During the year ended December 31, 2004, the tenant in our Tustin property, Safeguard Business Systems, Inc., accounted for approximately 10% of our total rental revenue, including discontinued operations. Further, the California Independent System Operator Corporation, a tenant in our Folsom property, directly accounted for over 7% of our total rental revenue, including discontinued operations. That tenant also subleases space from another tenant in our Folsom property that accounted for another 4% of our total rental revenue, including discontinued operations. A tenant may attempt to terminate its lease before its scheduled term, or we may be unable to renew the lease with the tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy rates, re-leasing on less favorable economic terms and reduced net income. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

Northlake Festival represents approximately 50% of our revenues.

In 2004, the Northlake Festival property accounted for approximately 50% of our total rental revenues, including discontinued operations. At December 31, 2004, the occupancy for Northlake Festival was 88% compared to 97% at December 31, 2003. The decrease was primarily due to the expiration of the lease with AMC Theaters for 26,900 square feet. We do not expect to lease this space in 2005. If economic conditions in the area of Northlake Festival become depressed and the performance of that center is adversely affected, our overall financial condition and results of operations will be adversely affected as well.

Construction and development risks could adversely affect our profitability.

We currently are renovating some of our properties and may in the future renovate or build other properties, including tenant improvements required under leases. Further, in March 2003, we acquired undeveloped land and are building an approximately 30,000 square foot shopping center on the land. We may incur renovation or development costs for a property that exceed our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation or development of a property on schedule, which could result in increased debt service expense or construction costs and loss of rents until the property is ready for occupancy. Additionally, the time required to recoup our renovation and construction costs and to realize a return, if any, on such costs can often be lengthy.

We may be unable to implement our growth strategy and may fail to identify, acquire or integrate new acquisitions.

Our future growth depends on a number of factors, including our ability to identify acceptable properties for acquisition, complete acquisitions on favorable terms, successfully integrate acquired properties and obtain financing to support expansion. We can give no assurances that we will be successful in implementing our growth strategy, that growth will indeed occur at all or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. We intend to acquire properties that meet our investment criteria. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

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

Recently, there has been an increasing number of lawsuits against owners and managers of properties alleging personal injury and property damage caused by the presence of mold in real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Although our insurance policy currently does not exclude mold-related claims we cannot assure you that we will be able to obtain coverage in the future for those claims at a commercially reasonable price or at all. The presence of significant mold could expose us to liability to tenants and others if property damage, health concerns, or allegations of that nature, arise.

Our environmental due diligence may be inadequate.

Our policy is to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys of properties we intend to acquire. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents. To date, we have not used invasive techniques such as soil and ground water sampling. In future acquisitions, where we consider it appropriate, on a property-by-property basis, we may have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater.

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

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of December 31, 2004, we had total assets of $54,308,310, total secured indebtedness of $35,490,095, total liabilities of $36,659,191 and a debt-to-total assets ratio of 65%, using amounts calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

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

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. Two of our loans, totaling approximately $3,329,710, are scheduled to mature during the first and fourth quarters of 2005. On November 8, 2004, we extended the maturity date of the loan secured by our Riverside property to March 8, 2005 and are in negotiations to further extend the maturity date to June 2005. In many of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase due to rising interest rates.

We have incurred and may in the future again incur debt that bears interest at a variable rate. As of December 31, 2004, we have a $2,272,497 loan that bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to pay dividends to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to expect a higher dividend yield, which could adversely affect the market price of our common stock.

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

Further, the loan documents from our August 5, 2002 refinancing contain cross-collateral provisions. If one of the four loans is in default and the lender forecloses on the property securing that loan, and the proceeds from the foreclosure are not sufficient to repay the defaulted loan in full, the lender can foreclose upon one or more of the other properties to recover the loan. Previously, we had no such cross-collateral provisions in our loans. In addition, the construction loan on the development of our Garden Grove Festival shopping center and our Banco Popular property is also secured by our 717 West Del Paso Road property.

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

A number of the provisions in our certificate of incorporation and bylaws have or may have the effect of deterring a takeover of the company. These provisions include:

•	REIT protective provisions that limit stock ownership to 2.5% for anyone other than Mr. Allen Meredith, our President, Chairman and Chief Executive Officer or persons who owned more than 2.5% prior to the amendment of our certificate of Incorporation on November 15, 2004;

•	a classified board of directors with staggered, three-year terms;

•	provisions giving the board of directors sole power to set the number of directors;

•	provisions giving stockholders the right to remove directors only for cause and only by the affirmative vote of a majority of the total voting power of the outstanding shares;

•	prohibition on stockholders from calling special meetings of stockholders; and

•	advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law provides, in relevant part, that the corporation shall not engage in any business combination with an “interested stockholder” for a period of three years following the time on which such stockholder first becomes an “interested stockholder” unless:

(a)	before the stockholder first becomes an “interested stockholder,” the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an “interested stockholder” (the board of directors has approved Mr. Meredith becoming an “interested stockholder”);

(b)	upon becoming an “interested stockholder,” the stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced (excluding certain shares); or

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

We have entered into change of control agreements with Mr. Meredith, our President, Chairman and Chief Executive Officer, and Mr. Wingard, our Vice President and Chief Financial Officer, providing for the payment of money to them upon the occurrence of a change of control, as defined in these agreements. If, within one year following a change of control, either Mr. Meredith or Mr. Wingard resigns or is terminated, we will make a severance payment equal to a portion of the executive’s base salary, his average bonus over last three years and medical and other benefits. Based upon their current salaries and benefit levels, this provision would result in payments totaling at least $210,000 to Mr. Meredith and $133,875 to Mr. Wingard. The agreements with Mr. Meredith and Mr. Wingard may deter changes of control because of the increased cost for a third party to acquire control of us, thus limiting the opportunity for stockholders to receive a premium for our common stock over then-prevailing market prices.

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

Other

If our internal control over financial reporting is not considered effective, investors could lose confidence in our financial reports and our stock price could be adversely affected.

To comply with Section 404 of the Sarbanes-Oxley Act of 2002, we must furnish a report by our management on our internal control over financial reporting with our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. The report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of that fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting. Material weakness in internal controls over financial reporting is defined as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The report will also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal controls. We currently expect to begin testing of our internal controls during the second quarter of fiscal 2006. This testing includes documenting our procedures and an analysis of the segregation of duties. Because we currently have only four employees we may not be able to achieve an adequate segregation of duties without hiring additional personnel and incurring additional costs. In the course of our evaluation and testing of internal controls, we may identify areas for improvement in the documentation, design and effectiveness of our internal controls, and these areas of improvement may be material. We may elect or be required to disclose those weaknesses before we have remediated them. Any disclosure of this nature may adversely affect our stock price. We cannot assure you that we will not disclose material weaknesses we discover in the course of our testing.

Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance at this time regarding our conclusions, or regarding the conclusions of our independent auditor, as of December 31, 2006 with respect to the effectiveness of our internal controls over financial reporting. In any event, we expect to incur material costs in complying with Section 404.

ITEM 2. DESCRIPTION OF PROPERTY

General

In addition to the information in this Item 2, additional information on our properties and encumbrances is contained in our financial statements under Item 3 and Item 6 in this annual report. As of December 31, 2004 and 2003, all of our properties were located in California and Georgia.

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

As of January 2002, we designated seven properties “held for sale”: Fresno; Huntington Beach; Roseville; Riverside; Vacaville; and two Sacramento properties (717 and 721 West Del Paso Road), in addition to any property sold subsequent to January 2002. We sold the Huntington Beach property in April 2002 and the Corona property in September 2002. We sold the Vacaville property in August 2003. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In November 2003, we sold the Chino property. In December 2003, we sold the Cerritos property. The Corona and Cerritos property were sold prior to the properties being classified as held for sale, since the properties were not for sale and we accepted an offer made by an unrelated third party. These properties were properly classified as discontinued operations in our consolidated statement of income for the years presented.

During the second quarter of 2004, we determined that the two Sacramento properties (717 and 721 West Del Paso Road) and the Fresno property no longer met the required criteria for classification as held for sale. Accordingly we removed them from that category in our financial statements. During September 2004, we sold the Fresno property and we re-designated the Fresno property as held for sale. As of December 31, 2004, the Riverside property is classified as held for sale.

Property taxes on our properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdiction. During 2004, the rates were approximately 1.1%, and in many cases, the tenant paid those taxes directly, in accordance with the lease.

Meredith Enterprises, Inc.

Summary of Properties Owned

December 31, 2004

Property	Rentable square feet	Property type	Lease type*	Primary Tenant	Occupancy	Next lease expiration
Rental real estate:

Atlanta, Georgia	321,621	Retail	Gross	Various	88%	Various

Folsom	52,186	Suburban Office	Gross	California Independent System Operator Corporation	100%	Various; largely 2006

Garden Grove	4,880	Suburban Office	NNN	Banco Popular North America	100%	5/1/11

Irvine	63,225	Lt. Industrial	NNN	Tycom Corporation	100%	12/31/07

Ontario	40,000	Lt. Industrial	NNN	Adelphia Communication Corp.	100%	8/14/13

Roseville	5,133	Restaurant Facility	NNN	Knox & Associates, Inc.	100%	9/30/17

Sacramento (Horn Road)	48,000	Lt. Industrial	Gross	Laufen International, Inc.	100%	3/31/06

Tustin	37,740	Suburban Office	NNN	Safeguard Business Systems, Inc.	100%	9/30/05

Sacramento (Java City –717 W. Del Paso Road)	11,200	Suburban Office	NNN	Cucina Holdings, Inc.	14%	Month- to-Month

Sacramento (Java City- 721 W. Del Paso Road)	8,600	Suburban Office	NNN	Cucina Holdings, Inc.	0%	—

Rental real estate held for sale:

Riverside	25,000	Retail (Held for Sale)	NNN	Sanborn Theaters, Inc.	100%	9/30/05

*	In the table above, “NNN” represents a triple net lease where the tenant is responsible for taxes, insurance and maintenance; “Gross” represents a lease where we are responsible for paying for those items, although we may be reimbursed, subject to limitations, by the tenant.

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

Riverside

The tenant sublet the property for several years, but resumed direct operation of the theater in August 2004. The lease expires on September 30, 2005. We do not believe the current tenant will renew the lease upon expiration. The tenant ceased operating the property in January 2005 and owes rent and other items from January to present and remains liable under the lease. We have entered into a contract to sell this property for $2,300,000 and expect to close the sale on or in the second quarter of 2005. The buyer has made deposits of $150,000, characterized as non-refundable, to escrow and that entire amount has been released to us pursuant to the purchase agreement. If the sale does not close and if we are successful in obtaining a new tenant upon the expiration of the existing lease, we believe the rental payments are likely to be lower than under the current lease. In September 2001, we amended the lease, to among other items, accelerate the lease expiration to September 30, 2005 and to reduce the monthly payments. We also agreed to accept some of the tenant’s assets in satisfaction of unpaid rent and late charges totaling approximately $287,000. During the year ended 2004, we recorded impairment charges of $167,568 against the property and as of December 31, 2004 the net book value of the property was $1,602,432.

Sacramento (Horn Road)

In April 2003, we executed two new leases: one with the previous tenant, Laufen International, Inc., for approximately 32,000 square feet; and a separate lease with Laufen’s previous subtenant. Under the previous lease, Laufen International, Inc., leased the entire 48,000 square feet and sublet approximately one-half the space.

Sacramento (717 and 721 W. Del Paso Road)

At December 31, 2004, the 717 W. Del Paso Road property is largely vacant and 721 Del Paso Road property is 100% vacant. For the tenant that is leasing about 14% of total square footage in the 717 Del Paso Road property at December 31, 2004, in 2003, we extended the term of the lease to March 31, 2004, and subsequently extended the term to July 31, 2004. The tenant continued to lease the space through September 30, 2004. On October 1, 2004, the tenant vacated the 721 West Del Paso property and continues to lease a portion of the 717 West Del Paso property on a month-to-month basis. The tenant could move out at any time, and we may incur significant costs as we attempt to re-lease these spaces. We may be unable to re-lease space in a timely manner. The 717 Del Paso Road property is used as cross collateral on one of our indebtedness to a bank at December 31, 2004.

Tustin

The tenant has sublet the entire property and remains liable under the lease. The lease for approximately 38,000 square feet on our Tustin property expires on September 30, 2005, and we may not be able to re-lease the space at the same rent level, or for the entire square footage in the property.

Atlanta – Northlake Festival

We acquired the 321,621 square foot Northlake Festival Shopping Center in October 2002. It is currently approximately 88% occupied. Tenants include Toys “R” Us, OfficeMax, PETsMART, Haverty’s and Bally Total Fitness. During 2003, we completed significant work to improve the property, including painting and new monument signage. Two tenants, Michael’s and Kids “R” Us, which occupy 16,056 and 13,493 square feet, respectively, of the property, have vacated the premises but continue to pay rent, however it may be less likely that a tenant that has vacated a property will continue to meet their rent obligation. The lease with AMC Theaters comprising 26,900 square feet expired in May 2004. We are evaluating various options to re-lease the space, including renovation for a different usage, and we anticipate such a renovation would involve significant costs. The land under the Northlake Festival is owned by an unrelated third party and is subject to a separate ground lease that extends through 2057. See “Notes to Consolidated Financial Statements” which are part of this annual report, for further discussion of amounts due the ground lessor.

Significant Tenants

During 2004, one tenant, Safeguard Business Systems, Inc., represented 10% or more of our total rental revenue including discontinued operations.

During 2003, no single tenant represented 10% or more of our total rental revenue including discontinued operations, although one tenant accounted for 9%.

Headquarters

We currently lease our 1,080 square foot headquarters at 3000 Sand Hill Road, Building 2, Suite 120, Menlo Park, California, 94025 under a amended lease dated January 31, 2005 for a two-year period at approximately $7,000 per month. We previously leased office space on a under a lease dated January 7, 2003 for approximately $7,000 per month. In addition to our headquarters, we lease office space and are provided other office services at 5933 West Century Blvd., Suite 900, Los Angeles, California, 90045 on a month-to-month basis at $1,000 per month.

Our Policies for Investment, Financing, and Conflicts of Interest

Our bylaws do not restrict the types of transactions that we may enter into and do not restrict transactions between affiliates and the company. Our investment policies, financing policies and conflict of interest policies are set by our board of directors. The board of directors has adopted the policies summarized below, as well as the Code of Business Conduct and Ethics we adopted on March 22, 2004 pursuant to new requirements of the American Stock Exchange. Our board may amend or revise them from time to time, however, without a vote of our stockholders, except that

(1)	changes in our conflict of interest policies must be approved by a majority of the independent directors and otherwise be consistent with legal requirements; and

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

We intend to operate in markets that demonstrate superior economic growth and which the development of similar competing properties is restrained by entitlement limitations.

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

Financing Policies

Our organizational documents do not limit the amount of debt we may incur. We have adopted a policy that we shall not incur any additional liabilities if, after giving effect to the additional liabilities, total liabilities would exceed 65% of what the board of directors believes is the fair market value of our total portfolio. Fair market value for this purpose may differ from the amounts reported on our December 31, 2004 financial statements prepared under generally accepted accounting principles because the financial statements reduce the value of the assets by accumulated depreciation and do not record any appreciation in value above the cost of the property. We may, however, from time to time re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of our real estate assets, growth and acquisition opportunities and other factors. If we decide to change this policy to increase the percentage of debt we incur, we will implement the change only after we seek and obtain the approval of the holders of a majority in voting power of our outstanding shares. Modification of this policy may adversely affect the interests of our stockholders.

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

Our board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the American Stock Exchange, related party transactions are subject to appropriate review and oversight by the our Audit Committee, which is composed of John H. Redmond (its chair) and James P. Moore.

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

Other Policies

We have authority to offer our securities and to repurchase and otherwise reacquire our securities, and we have purchased our securities in the past and may engage in those activities in the future. We may also make loans to joint ventures in which we participate to meet working capital needs. We have not engaged in trading, underwriting, agency distribution or sale of securities of other issuers, and we do not intend to do so. We intend to make investments in a manner so that we will not be treated as an investment company under the Investment Company Act of 1940.

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

For a description of our code of business ethics and conduct, see Item 9.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2004 annual meeting of stockholders on October 29, 2004. For a description of the matters considered at the meeting and the results of the voting, we incorporate by reference the text of Item 8.01 of our Current Report on Form 8-K dated October 29, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed on the American Stock Exchange under the symbol “MPQ” since October 31, 2002. As of March 17, 2005, there were 976,965 shares of our common stock outstanding including 8,000 shares held in treasury and 425 record holders. The number of record holders does not include shares held of record by a broker or clearing agency. Stockholders are cautioned that prior sales data should not be used to determine the value of our common stock nor should it be used to anticipate the prices at which our common stock might trade in an active market.

	Years ended December 31,
	2004 Stock Price		2003 Stock Price
	High	Low	High	Low
First quarter	$16.10	$14.65	$13.11	$9.85
Second quarter	$15.80	$12.65	$11.50	$9.15
Third quarter	$14.30	$12.55	$12.99	$10.74
Fourth quarter	$17.59	$13.25	$15.89	$11.80

During 2004, our board of directors declared and we paid the following dividends:

Record Date	Outstanding Shares	Amount Per Share	Total Dividend
February 4, 2004	975,298	$0.25	$243,825
May 6, 2004	976,965	0.25	244,241
August 6, 2004	976,965	0.25	244,241
October 29, 2004	956,965	0.25	239,241

Total		$1.00	$971,548

During 2003, our board of directors declared and we paid the following dividends:

Record Date	Outstanding Shares	Amount Per Share	Total Dividend
January 10, 2003	975,298	$0.30	$292,589
April 25, 2003	975,298	0.30	292,589
August 28, 2003	975,298	0.30	292,589
October 27, 2003	975,298	0.25	243,827

		$1.15	$1,121,594

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

Small Business Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or program	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or program
October 2004	20,000	(1)	$13.52	—	N/A
November 2004	—		N/A	—	N/A
December 2004	—		N/A	—		(2)

Total	20,000		$13.52	—	N/A

(1)	During October 2004, we purchased 20,000 shares of our common stock at the then fair market value, plus brokerage commissions, for a total of $13.52 per share. We made this purchase in a private transaction, not under a publicly announced plan or program.
(2)	On December 7, 2004, we announced that we intend to buy back shares in the open market or in privately negotiated transactions from time to time through December 7, 2005. We did not specify a maximum number of shares or maximum dollar value of shares we might repurchase.

On November 12, 2004, we sold 12,000 shares of our common stock, $0.01 par value, held in treasury to Meredith III, LLC (an affiliate of Mr. Allen K. Meredith, our president and CEO), for $13.52 per share, or a total of $162,240. This sale was a private transaction and no underwriters were involved. These shares are not convertible or exchangeable into other securities. The sale was exempt from registration as a private placement under section 4(2) of the Securities Act of 1933. Given Mr. Meredith’s roles as a co-manager of the limited liability company, the company had adequate access to information about us.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are a real estate company engaged in acquiring, owning and managing suburban office, retail shopping center and light industrial properties. We have elected to be taxed as a REIT for federal income tax purposes, which requires, among a number of other organizational and operational requirements, that we distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. From inception to March 31, 2002, we were advised and managed by West Coast Realty Advisors, Inc. and West Coast Realty Management, Inc. Since March 31, 2002, we have been self-managed and self-administered.

At December 31, 2004, we had a real estate portfolio of 11 properties, including:

•	three light industrial properties totaling 151,225 square feet;

•	one retail shopping center of 321,621 square feet;

•	one restaurant facility of 5,133 square feet;

•	five suburban office properties totaling 114,606 square feet; and

•	one property held for sale totaling 25,000 square feet.

Until 2002, our business focus was the ownership and operation of suburban office properties and light industrial buildings. We have broadened our focus to include large shopping centers and properties outside of California. We acquired an Atlanta, Georgia shopping center in October 2002.

In addition to the above, we own a 2.5-acre parcel of undeveloped land in Garden Grove, California. We are constructing a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel.

All of our properties are located in California and Georgia. Because our only Georgia property is our Northlake Festival retail center in Atlanta, any reference in this report to the location of any other property is to a city in California. Many of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance.

Other than our becoming self-managed and self-advised as noted above, the most significant factors affecting our recent historical financial results are the following sales:

•	Sale of Fresno Property. On September 27, 2004, we sold our Fresno property for a gross sales price of $900,000 and a gain of $344,314. During 2004, the direct expenses in excess of direct revenue from the Fresno property reduced our net income by approximately $78,600, excluding the gain on sale.

•	Sale of Cerritos Property. On December 19, 2003, we sold our Cerritos property for a gross sales price of $3,740,000 and a gain of $1,264,614. During 2003, the direct revenues in excess of direct expenses from the Cerritos property contributed approximately $50,000 to our net income excluding the gain on the sale.

•	Sale of Chino Property. On November 25, 2003, we sold our vacant property in Chino for a gross sales price of $2,300,000 and a gain of $452,157. During 2003, the direct expenses in excess of direct revenues from the Chino property decreased our net income by approximately $160,000, excluding the gain on the sale.

•	Sale of Vacaville Property. On August 13, 2003, we sold our vacant Vacaville property for a gross sales price of $2,100,000 and a gain of $406,728. This gain incorporates a significant write-down in the carrying value of the property made in 2001. During 2003, the direct expenses in excess of direct revenues from the Vacaville property decreased our net income by approximately $190,000, excluding the gain on the sale.

Although some of these sales have improved our operating results by relieving us of assets whose direct expenses exceeded their direct revenues, the sales have diminished the overall value of our portfolio.

We believe that the following factors and events will pose particular challenges for us in 2005 and beyond. The following statements are forward-looking statements within the meaning of the federal securities laws, and these factors and others are addressed in more detail in Item 1, Business – Risk Factors That May Affect Future Results.

•	Existing and Anticipated Vacancies. At present, our portfolio is approximately 91% leased, although some tenants have vacated the lease premises and continue to pay rent. In May 2004, our lease with AMC Theaters, comprising 26,900 square feet in our Northlake Festival property, expired. AMC Theaters has not occupied the space since 2002, and we do not expect to be able to lease this space in 2005. We are exploring options to reconfigure the space to be suitable for other uses, and we may incur significant costs to complete such a renovation, including the lack of income during a construction and lease up period. Another two tenants have vacated approximately 16,000 and 13,500 square feet but are still liable under the lease through September 2005 and January 2019, respectively. Our lease on two Sacramento properties expired in 2004 on 19,800 square feet, although the tenant continues to lease 1,575 square feet on a month-to-month basis. We may incur significant costs as we attempt to re-lease these spaces. We may be unable to re-lease space in a timely manner. The lease for approximately 38,000 square feet on our Tustin property expires on September 30, 2005, and we may not be able to re-lease the space at the same rent level, or for the square footage. Further, the lease on our Riverside property also expires on September 30, 2005 and we may not be able to re-lease the space at the same rent level, if we are unable to close the sale of the property by the second quarter of 2005 as we currently expect. The buyer has made deposits of $150,000, characterized as non-refundable, to escrow and that entire amount has been released to us pursuant to the purchase agreement. The tenant in our Riverside property has not paid rent for the period January 2005 to the present.

•	Loss of Revenues from Disposed Properties. We will no longer receive any revenues from the properties we have recently sold.

•	Development of Garden Grove Property. Part of our business plan and growth strategy involves divesting vacant and other select properties and redeploying the net cash proceeds into new properties where we expect the yield and long-term growth to be greater. Consistent with that strategy, we have sold several properties as noted above. We purchased a 2.5-acre parcel of undeveloped land in Garden Grove and we have begun the construction of a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel. We believe that our cash flow from operations will begin to improve as we finish the development and complete the leasing process.

•	Debt maturities. Two of our loans mature in 2005, with total balloon payments of approximately $3,329,710. We are planning to pay off or extend the maturity dates of those loans as described in the Liquidity and Capital Resources below, but we may not be able to do so as we expect.

•	Lease with Adelphia Communications, Inc. in our Ontario property. Adelphia has filed for bankruptcy protection, and although it is current in its lease payments with us, a bankruptcy court could terminate the lease. Further, various companies have filed liens against the property for remodeling work ordered by Adelphia. If the bankruptcy court terminates our lease, the payments to the creditors from the bankruptcy proceedings are less than their claims and the liens are indeed valid, then we would be responsible for the obligations.

As a result of property sales in 2003 and 2004 and the purchase of land held for development in 2003, as of December 31, 2004, we had total assets of $54,308,310, total secured indebtedness of $35,490,095, total liabilities of $36,659,191 and a debt-to-total assets ratio of 65%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

We adopted SFAS No. 144 as of January 1, 2002. As of December 31, 2003, we designated four properties as held for sale. We sold the Vacaville property in August 2003. On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In November and December 2003, we sold the Chino and Cerritos properties, respectively.

During the second quarter of 2004, we determined that the two Sacramento properties (717 and 721 West Del Paso Road) and the Fresno, California property no longer met the required criteria for classification as held for sale, since we were unable to negotiate a potential sale and no firm commitment was obtained. Accordingly we removed them from that category in our financial statements. During September 2004, we sold the Fresno property.

In accordance with SFAS No.144, we have reclassified the results of two Sacramento properties (717 and 721 West Del Paso Road) from discontinued operations to continuing operations. Further, results for the recently sold Fresno property and the Riverside property, designated as held for sale at current balance sheet date, are included in discontinued operations for the years ended December 31, 2004 and 2003.

Results of Operations

2004 Compared to 2003

Operations for the years ended December 31, 2004 and 2003 represented full quarters of rental operations for all of our properties we classify as continuing operations, except for the Banco Popular property in Garden Grove, which we acquired in June 2003. We have designated our Riverside property as held for sale at December 31, 2004 and 2003, in addition to those properties sold in the two years then ended. All properties classified as held for sale are included in the line items under “income (loss) from discontinued operations” with revenues netted against expenses.

Rental revenue increased by $80,831 (1%) for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This increase is due to a full year of rental revenue from our Garden Grove (Banco Popular) property during 2004, which we acquired in June 2003, offset in part by vacancies at out Northlake Festival property and two Sacramento properties (717 and 721 West Del Paso Road).

Tenant reimbursements decreased by $151,611 (13%) for the year ended December 31, 2004, as compared to the year ended December 31, 2003, mainly due to $204,980 of lower insurance costs and other expenses at our Northlake property, which was offset in part by a $45,045 increase in reimbursable expenses at our Folsom property.

Interest expense decreased by $260,170 (10%) for the year ended December 31, 2004, as compared to the year ended December 31, 2003, due to:

(a)	a full year of capitalized interest on the Garden Grove Festival development property we acquired during June 2003; and

(b)	lower interest expense on debt secured by our Ontario property, which we repaid in full on March 1, 2004.

These decreases in interest expense were offset in part by an increase in interest for a full year of the $1,500,000 debt related to our Garden Grove (Banco Popular) property.

General and administrative costs decreased by $58,978 (4%) for the year ended December 31, 2004, as compared to the year ended December 31, 2003. This decrease was principally due (a) to lower legal expenses in 2004 versus 2003, related to our defense costs of the James Prock claim settled in 2003, and (b) the cost to move our corporate offices in 2003. These decreases were offset in part by higher corporate legal fees during 2004.

Depreciation expense increased by $181,174 (18%) for the year ended December 31, 2004, as compared to the year ended December 31, 2003, due largely to reclassifying the two Sacramento properties (717 and 721 West Del Paso Road) to the operating category in June 2004 and charging depreciation expense for those properties in 2004 but not 2003. Further, as required, we computed depreciation expense on those properties as if they have never been classified as held for sale, the “catching up” the depreciation that was not expensed in prior periods, which totaled approximately $200,000. Depreciation expense also increased from the addition of our Garden Grove (Banco Popular) property in 2004. The increases were partially offset by a decrease from reclassifying the Roseville property to the operating category in September 2003 and charging depreciation expense $62,033 for that property in 2003 but not in 2004, to “catch up” the depreciation that was not expensed in prior periods as required.

Operating expenses decreased by $141,841 (14%) in the year ended December 31, 2004, as compared to the year ended December 31, 2003, due primarily to lower insurance costs at our Northlake Festival property.

Property tax expense increased $36,060 (7%) in the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily due to the addition of our Garden Grove (Banco Popular) property and tax rate increases in some of our property locations.

Gain on sale of rental real estate held for sale was $344,314 for the year ended December 31, 2004 from the sale of the Fresno property. Gain on sale of rental real estate held for sale was $2,123,499 for the year ended December 31, 2003 from the sales of the Vacaville, Chino and Cerritos properties.

Loss from discontinued operations decreased by $29,135 (33%) for the year ended December 31, 2004 compared to December 31, 2003, primarily due to lower interest expense at our Riverside and Fresno properties. We paid off the Fresno loan when we sold the property in September 2004.

Net income for the year ended December 31, 2004 was $861,157, compared to $2,442,604 for the year ended December 31, 2003. This decrease was due primarily to the gain on sale of rental real estate held for sale of $2,123,499 recognized during 2003 versus a gain on sale of rental real estate held for sale of $344,314 recognized during 2004.

The diluted weighted average number of shares outstanding was 1,010,428 and 1,002,167 for the years ended December 31, 2004 and 2003, respectively. For the reasons explained in the preceding paragraph, diluted net income per share decreased to $0.85 for the year ended December 31, 2004 from $2.44 for the year ended December 31, 2003.

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

While we have declared quarterly dividends on our common stock regularly in the past, the declaration and payment of dividends is subject to the discretion of our board of directors. Any determination as to the payment of dividends, as well as the level of those dividends, will depend on, among other items, our financial results and condition, general economic and business conditions, our strategic plans and contractual, legal and regulatory restrictions on our ability to pay dividends. On September 30, 2003, our board of directors reduced the dividend for the quarter ended September 30, 2003 to $0.25 per share, and we have subsequently paid dividends at the $0.25 per share rate. During 2004, as compared to 2003, our revenues have been reduced by:

•	the sale of the Cerritos property in December 2003 as to 48,351 square feet;

•	the expiration of the lease on May 31, 2004 with AMC Theatres for 26,900 square feet in our Northlake Festival property; and

•	the expiration of the lease on September 30, 2004 with Cucina Holdings, Inc. for a total of 19,800 square feet in our two Sacramento properties.

In 2005, we anticipate that our revenues as compared to 2004 will be reduced by the following factors:

•	The 26,900 square foot space previously occupied by AMC Theatres in our Northlake Festival property will produce no revenue.

•	The space previously occupied by Cucina Holdings, Inc., as to a total of 19,800 square feet in our two Sacramento properties will produce revenue only on the 1,575 square feet they continue to rent on a month-to-month basis. As of March 17, 2005, we have not been able to re-lease this space.

•	The leases on our Riverside and Tustin properties expire on September 30, 2005, as to 25,000 and 37,740 square feet, respectively.

•	The tenant in our Riverside property has not paid rent for the months of January - March 2005.

•	We anticipate additional costs in consulting, legal and audit fees in 2005 to comply with the provisions of the Sarbanes Oxley Act of 2002.

See discussion below for future debt maturities.

For these reasons, we cannot assure stockholders that we will maintain the current quarterly dividend level or that we will pay dividends in any future period. The preceding statements are forward-looking statements within the meaning of the federal securities laws.

We believe our properties are in good condition without significant deferred maintenance obligations, and many are leased under “triple-net” leases, which reduce the risk pertaining to excessive maintenance and operating costs. As a policy, we keep cash balances on hand for reserves for unexpected cash requirements. Our primary sources for liquidity to fund asset acquisitions, major capital expenditures and balloon payments on notes payable are refinancing selected existing notes payable and the proceeds from selling selected properties. Further, we may attempt to obtain funding by issuing additional equity either in the form of common stock or through joint ventures.

Cash Flows in 2004

Our cash resources decreased $3,038,304 during the year ended December 31, 2004. During 2004, cash provided by operating activities was $1,953,836, primarily from net income adjusted for non-cash items such as depreciation and amortization. Investing activities in 2004 used $933,097 of cash resources primarily as a result of $1,738,470 of development expenditures for the Garden Grove Festival property, which was offset in part by proceeds of $884,314 from the sale of our Fresno property. For the year ended December 31, 2004, financing activities used $4,059,043 of our cash resources, due largely (a) to the payoff of the loans on our Ontario and Fresno properties and (b) dividends paid of $971,548. These uses were offset in part by proceeds from our loan in relation to the Garden Grove Festival property.

Cash Flows in 2003

Our cash resources increased $775,129 during the year ended December 31, 2003. During 2003, cash provided by operating activities was $1,679,790, primarily from net income adjusted for non-cash items such as depreciation and amortization. Investing activities in 2003 resulted in a $2,917,580 source of cash resources primarily from proceeds from the sale of the Vacaville, Chino and Cerritos properties, offset in part by (a) the acquisition of land held for development and related costs and (b) the purchase of the Banco Popular property. For the year ended December 31, 2003, financing activities used $3,822,241 of cash resources, due largely to the payoff of loans secured by properties sold and dividends paid.

The following table presents our contractual cash obligations as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	Over 5 Years
Notes payable secured by rental real estate and real estate held for sale (1)	$35,490,095	$3,806,930	$1,067,386	$15,986,026	$14,629,753
Minimum payments due under the ground lease at the Northlake Festival property (2)	31,650,000	600,000	1,200,000	1,200,000	28,650,000
Other	162,000	81,000	81,000	—	—

Total Contractual Cash Obligations	$67,302,095	$4,487,930	$2,348,386	$17,186,026	$43,279,753

(1)	See Note 6– Notes Payable, of the notes to the financial statements included in this report for a detailed description of our notes payable.
(2)	See Note 10– Commitments and Contingencies of the notes to the financial statements included in this report for a description of the terms of this ground lease.

In addition to the payments due in the table above, we also have employment contracts with our two officers.

During 2005, two of our loans are scheduled to mature, totaling approximately $3,329,710. Specifically, we have extended the term of the $2,272,497 loan secured by our Garden Grove (Banco Popular) property to November 2005, and we believe we will be able to extend the term of that loan further if needed. We are in negotiations to extend the maturity date of the $1,057,213 loan secured by our Riverside property to June 2005. We have agreed to sell the Riverside property $2,300,000 in the second quarter of 2005, and if we do so as we expect, we will pay off the loan secured by that property.

If our efforts described in the previous paragraph to repay or extend the two loans are unsuccessful, we anticipate using a combination of existing cash balances, refinancing (including borrowing on unencumbered properties) and/or property sales to meet the scheduled 2005 loan maturities. We cannot assure you we will be successful in those efforts. We do not believe we will be able to use our Ontario property as security for a loan until the bankruptcy court accepts our lease with the tenant (if the lease is accepted at all), and we do not believe that a formal acceptance or rejection of the lease will occur by June 2005, if then.

In addition to the maturing loans in 2005 described above, we anticipate the following significant needs for cash during the remainder of 2005 and 2006:

•	We are constructing an approximate 30,000 square foot shopping center on our parcel of land in Garden Grove using a construction loan. We anticipate using the remaining portion of our $6,500,000 construction loan to fund the construction costs.

•	We may renovate the 26,900 square foot space vacated by AMC Theaters for a use other than a theater at a significant cost.

We believe that our liquidity and various sources of capital are sufficient to fund our operations in the short-term (2005), including capital expenditures, leasing commissions, debt service payments and required dividends under the Internal Revenue Code for REIT status. Further, we believe that we will be able to extend the maturity dates of the two loans that mature during 2005. Beyond 2005, however, we anticipate that we will continue to require outside sources of financing to meet our liquidity needs, such as scheduled debt repayments (including balloon payments on our debt) and additional investments in suburban office, retail shopping center and light industrial properties, although we may make other types of investments. We believe that those sources for longer-term liquidity are likely to include the proceeds from (a) refinancing selected existing mortgage debt to higher balances as the maturity date of the mortgage approaches, (b) obtaining mortgages on properties we own free and clear and (c) asset sales. We may consider other possible funding sources, including joint ventures. To increase our financial flexibility, we may seek to obtain a revolving line of credit, although there can be no assurance we will be successful.

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

Revenue Recognition. We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Some of our leases also provide for additional revenue based on contingent percentage income. We record this revenue on an accrual basis once the tenant achieves the targeted percentage of income. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred, except for several tenants where the revenue is recognized when the revenue is billable to the tenant under the lease. Rents due, but not yet collected, are recognized to the extent determined by management to be collectible. While we believe that the likelihood of collection of amounts over six months past due is low, we reserve for uncollectible accounts on a case-by-case basis. As of December 31, 2004, we had approximately $110,500 in receivables over 90 months old and we have provided approximately $77,000 for uncollectible receivables.

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

We segregate properties classified as held for sale are segregated from rental real estate in our financial statement presentation. We stop recording depreciation on a property once it is classified as “held for sale.”

On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any properties which have been sold during 2002, or otherwise qualify as held for sale as of December 31, 2002, be presented as discontinued operations in our consolidated financial statements in both current and prior periods presented. The property specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs.

In accordance with SFAS No. 144, we carry our investments in real estate at cost and are periodically evaluate them for indicators of impairment. The evaluation of impairment and the determination of values are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted.

Critical Accounting Estimates. We believe the critical accounting estimates we make relate to the valuation of our properties for impairment and legal and other contingencies. We believe these estimates are judgmental and not subject to strict, quantifiable analysis. As appropriate, we engage counsel and other parties, to assist us in making these estimates.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. It is required to be applied by us beginning January 1, 2006, and applies to options which vest on or after that date. All options we have issued to date have completely vested by February 2005 and under our current option plan, we are able to issue additional options to purchase 4,996 shares. We do not anticipate issuing any options during 2005. Further, under stock exchange rules, we must submit any plan for additional options for stockholder approval; we do not expect to submit a plan for stockholder approval during 2005. To the extent we do not propose a new option plan, we do not expect the adoption of SFAS 123(R) to have a material adverse impact on our net income and net income per share.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. The statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.

The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 and we do not expect the adoption of SFAS No. 153 to have a material effect on our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

ITEM 7. FINANCIAL STATEMENTS

REPORT OF BDO SEIDMAN, LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Meredith Enterprises, Inc.

Menlo Park, California

We have audited the accompanying consolidated balance sheets of Meredith Enterprises, Inc. (the “Company”, formerly West Coast Realty Investors, Inc.) as of December 31, 2004 and 2003 and the related consolidated statements of income, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meredith Enterprises, Inc., at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

San Francisco, California

February 11, 2005

MEREDITH ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003
Assets

Rental real estate, less accumulated depreciation (Notes 2 and 4)	$44,515,439	$43,957,479
Rental real estate held for sale, net (Notes 2 and 4)	1,602,432	4,098,703
Other assets – rental real estate held for sale	30,618	17,688
Construction in progress (Note 2)	4,429,801	—
Land held for development (Note 2)	—	2,691,331
Cash and cash equivalents	1,660,748	4,699,052
Deferred rent, net of allowance of $339,670 and $0 in 2004 and 2003, respectively	543,979	515,644
Accounts receivable, net of allowance of $77,029 and $25,079 in 2004 and 2003, respectively	105,094	115,223
Loan origination fees, net of accumulated amortization of $199,768 and $130,001 in 2004 and 2003, respectively	545,281	615,048
Other assets	874,918	667,197

Total assets	$54,308,310	$57,377,365

Liabilities and Stockholders’ Equity

Liabilities
Notes payable secured by rental real estate (Note 6)	$34,432,882	$36,878,369
Notes payable secured by rental real estate held for sale (Note 6)	1,057,213	1,608,147
Accounts payable and accrued liabilities	931,040	805,887
Security deposits and prepaid rent	223,888	225,272
Other liabilities – rental real estate held for sale	14,168	28,666

Total liabilities	36,659,191	39,546,341

Commitments and contingencies (Note 10)

Stockholders’ equity (Note 5)
Common stock $.01 par value; 4,000,000 and 15,000,000 shares authorized; 976,965 and 975,298 shares issued and outstanding as of December 31, 2004 and 2003, respectively	9,770	9,753
Preferred stock; $.01 par value; 1,000,000 and 0 shares authorized; 0 shares issued and outstanding as of December 31, 2004 and 2003, respectively	—	—
Treasury stock at cost; 8,000 and 0 shares at December 31, 2004 and 2003, respectively	(108,160)	—
Additional paid-in capital	27,193,876	27,157,247
Dividends in excess of retained earnings	(9,446,367)	(9,335,976)

Total stockholders’ equity	17,649,119	17,831,024

Total liabilities and stockholders’ equity	$54,308,310	$57,377,365

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,	2004	2003
Revenues
Rental (Notes 2 and 4)	$6,829,383	$6,748,552
Tenant reimbursements	1,023,231	1,174,842
Interest	13,438	10,244

	7,866,052	7,933,638

Cost and expenses
Interest	2,367,319	2,627,489
General and administrative	1,399,895	1,458,873
Depreciation	1,209,684	1,028,510
Ground rent (Note 10)	930,264	922,698
Operating	845,621	987,462
Property tax	536,459	500,399

	7,289,242	7,525,431

Income from continuing operations	576,810	408,207

Income (loss) from discontinued operations (Note 3):
Gain on sale of rental real estate held for sale	344,314	2,123,499
Loss from discontinued operations	(59,967)	(89,102)

Net income	$861,157	$2,442,604

Net income per share–basic (Note 1):
Income from continuing operations	$0.59	$0.42
Discontinued operations:
Gain on sale of rental real estate held for sale	$0.35	$2.18
Loss from discontinued operations	$(0.06)	$(0.10)

Net income per share- Basic	$0.88	$2.50

Weighted average shares outstanding - Basic	974,089	975,298

Net income per share– diluted (Note 1):
Income from continuing operations	$0.57	$0.41
Discontinued operations:
Gain on sale of rental real estate held for sale	$0.34	$2.12
Loss from discontinued operations	$(0.06)	$(0.09)

Net income per share - Diluted	$0.85	$2.44

Weighted average shares outstanding - Diluted	1,010,428	1,002,167

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2004	2003
Cash flows from operating activities

Net income	$861,157	2,442,604

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,209,684	1,085,458
Interest expense due to amortization of loan origination fees	69,767	87,849
Impairment adjustment to property carrying value	167,568	—
Gain on sale of rental real estate held for sale	(344,314)	(2,123,499)
Expense on treasury stock transaction	19,560	—
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Deferred rent	(28,335)	(24,448)
Accounts receivable	10,129	87,222
Other assets	(204,493)	(39,994)
Other assets- rental real estate held for sale	83,842	463,345
Accounts payable and accrued liabilities	125,153	(101,753)
Due to related party	—	(30,077)
Security deposits and prepaid rent	13,409	(119,336)
Other liabilities - rental real estate held for sale	(29,291)	(47,581)

Net cash provided by operating activities	1,953,836	1,679,790

Cash flows from investing activities
Capital expenditures on rental real estate	(78,941)	(491,216)
Payments for construction in progress	(1,738,470)	—
Purchase of rental real estate	—	(1,505,988)
Purchases of land held for development	—	(2,691,331)
Proceeds from sale of rental real estate	884,314	7,606,115

Net cash (used in) provided by investing activities	(933,097)	2,917,580

Cash flows from financing activities
Dividends	(971,548)	(1,121,594)
Proceeds from notes payable	772,497	1,500,000
Payments on notes payable secured by rental real estate	(3,217,984)	(468,601)
Payments on notes payable secured by rental real estate held for sale	(550,934)	(3,714,422)
Payments for purchase of treasury stock	(270,400)	—
Proceeds from sale of treasury stock	162,240	—
Proceeds from exercise of stock options	17,086	—
Increase in loan origination fees	—	(17,624)

Net cash used in financing activities	(4,059,043)	(3,822,241)

Net (decrease) increase in cash and cash equivalents	(3,038,304)	775,129
Cash and cash equivalents, beginning of year	4,699,052	3,923,923

Cash and cash equivalents, end of year	$1,660,748	$4,699,052

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Common Stock		Treasury Stock		Additional Paid in Capital	Dividends in Excess of Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	975,298	$9,753	—	$—	$27,157,247	$(10,656,986)	$16,510,014
Net income	—	—	—	—	—	2,442,604	2,442,604
Dividends declared ($1.15 per share) (Note 1)	—	—	—	—	—	(1,121,594)	(1,121,594)

Balance, December 31, 2003	975,298	9,753	—	—	27,157,247	(9,335,976)	17,831,024
Net income	—	—	—	—	—	861,157	861,157
Dividends declared ($1.00 per share) (Note 1)	—	—	—	—	—	(971,548)	(971,548)
Options exercised	1,667	17	—	—	17,069	—	17,086
Purchase of treasury stock	—	—	20,000	(270,400)	—	—	(270,400)
Sale of treasury stock	—	—	(12,000)	162,240	19,560	—	181,800

Balance, December 31, 2004	976,965	$9,770	8,000	$(108,160)	$27,193,876	$(9,446,367)	$17,649,119

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Business

Meredith Enterprises, Inc. (formerly West Coast Realty Investors, Inc.) was originally organized in October 1989 under the laws of the State of Delaware. We have elected tax status as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes since 1991. Our portfolio consists of light industrial, retail, suburban office properties and a restaurant property. As of December 31, 2004, all of our properties were located in California and Georgia, and we did not own any residential properties. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance, either by directly paying such costs or reimbursing us for those costs through additional rental payments.

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

In the normal course of business, we may receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of December 31, 2004, there was one property classified as “held for sale,” as they were listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. There can be no assurance that the properties held for sale will be sold in the near term, at prices we consider acceptable, or at all.

Rental Income, Operating Expense and Capitalized Costs

We recognize rental revenue on a straight-line basis to the extent that rental revenue is deemed collectible. Percentage rents in the two years ended December 31, 2004 were immaterial, and recognized when received. We capitalize improvements and betterments that increase the value of the property or extend its useful life.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Acquisition Costs

We expense internal acquisition costs, in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.”

Loan Origination Fees

Loan origination fees are capitalized and amortized over the life of the loan and are included in interest expense or construction in progress if the funds from the loan is used for construction in progress.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our significant estimates include the assessment of fair value on property held for investment and or for sale. It is reasonably possible that actual results could be materially different than our estimates.

Net Income Per Share

We calculate net income per share by dividing the net income by the weighted average number of shares outstanding for the period. In 2004 and 2003, we granted stock options, and their dilutive effect, if any, is included in our calculation of net income per shares.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” as promulgated by the Financial Accounting Standards Board (“FASB”), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. We do not have any components of comprehensive income in the years ended December 31, 2004, and 2003, other than net income.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements for our properties held for sale, to conform to the presentation of the current year’s financial statements.

Descriptive Information About Reportable Segments

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate and rental real estate held for sale, which comprised 93% and 88% of our total assets at December 31, 2004 and 2003, respectively and over 99.8% of our total revenues (including discontinued operations) for the two years ended December 31, 2004 and 2003. All the rental real estate we own is located in California and Georgia. We do not use reporting by geographic region.

All revenues are from external customers, and there are no revenues from transactions with other segments. See Note 2 for tenants that contributed 10% or more of our total revenues for the years ended December 31, 2004 and 2003. Interest expense on debt is not allocated to individual properties, even if such debt is secured by a specific property. Because we are organized as a REIT, we owe no federal or state income taxes and have accordingly made no provision for those taxes; see Note 7.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. It is required to be applied by us beginning January 1, 2006, and applies to options which vest on or after that date. All options we have issued to date have completely vested by February 2005 and under our current option plan, we are able to issue additional options to purchase 4,996 shares. We do not anticipate issuing any options during 2005. Further, under stock exchange rules, we must submit any plan for additional options for stockholder approval; we do not expect to submit a plan for stockholder approval during 2005. To the extent we do not propose a new option plan, we do not expect the adoption of SFAS 123(R) to have a material adverse impact on our net income and net income per share.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. The

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 and we do not expect the adoption of SFAS No. 153 to have a material effect on our financial statements.

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

We computed net income per share using the weighted average number of outstanding shares of 1,010,428 and 1,002,167 for the years ended December 31, 2004 and 2003, respectively. In 2004 and 2003, we granted options to purchase our common stock, and the dilutive effect is included in the weighted average shares in 2004 and 2003 used to compute diluted net income per share.

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

Our stockholders approved and adopted the 2002 Stock Incentive Plan in September 2002. Changes in options outstanding during the twelve months ended December 31, 2004 and 2003 were as follows:

	Shares under option	Weighted average exercise price
Balance at December 31, 2002	—	—
Granted	91,669	$10.25
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2003	91,669	$10.25
Granted	53,335	$16.00
Exercised	(1,667)	$10.25
Cancelled	—	—

Balance at December 31, 2004	143,337	$12.39

Exercisable	132,086	$12.08

Shares available for future grants at December 31, 2004 and 2003, respectively	4,996	58,331

Estimated fair value of options granted during the year ended December 31, 2004 and 2003, respectively	$1.80	$0.32

At December 31, 2004, the weighted average exercise price of exercisable shares under option was $12.08. The exercise price of all options granted in the year ended December 31, 2004 was equal to the market price on the date of grant. The options expire in 2013 and 2014, and the weighted average remaining contractual life of these options is approximately 9 years.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma information regarding net income and earnings per share required by SFAS No. 148 was determined as if we had accounted for the employee and non-employee director stock options granted in the period ended December 31, 2004 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the twelve months December 31, 2004 and 2003:

	2004	2003
Risk-free interest rate	4.00%	3.90%
Dividend yield	6.40%	10.80%
Volatility	24.00%	22.00%
Weighted average option life	10 years	10 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information, as if we had adopted SFAS No. 123 as discussed above, follows:

	Twelve months ended December 31, 2004	Twelve months ended December 31, 2003
Net income, as reported	$861,157	$2,442,604
Less – total stock-based compensation expense determined under the fair value based method	75,793	29,509

Pro forma net income	$785,364	$2,413,095

Net income per share:
Basic - as reported	$0.88	$2.50

Basic – pro forma	$0.81	$2.48

Diluted – as reported	$0.85	$2.44

Diluted - pro forma	$0.78	$2.41

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share with respect to net income:

	Twelve months ended December 31,
	2004	2003
Numerator:
Net income from continuing operations	$576,810	$408,207
Gain on sale of rental real estate held for sale	344,314	2,123,499
Net loss from discontinued operations	(59,967)	(89,102)

Net income	$861,157	$2,442,604

Denominator for basic earnings per shares – weighted average shares	974,089	975,298
Effect of dilutive securities – stock options	36,339	26,869

Denominator for diluted earnings per share adjusted for weighted average shares	1,010,428	1,002,167

Basic earnings per share:
Net income from continuing operations	$0.59	$0.42
Income per share from gain on sale of rental real estate held for sale	$0.35	$2.18
Net income (loss) per share from discontinued operations	$(0.06)	$(0.10)

Basic earnings per share	$0.88	$2.50

Diluted earnings per share:
Net income from continuing operations	$0.57	$0.41
Income per share from gain on sale of rental real estate held for sale	$0.34	$2.12
Net (loss) income per share from discontinued operations	$(0.06)	$(0.09)

Diluted earnings per share	$0.85	$2.44

The tax status of dividends per share for the years ended December 31, 2004 and 2003 follows:

December 31,	2004	2003
Taxable ordinary income	$1.00	$0.08
Taxable capital gains	—	0.86
Return of capital	—	0.21

	$1.00	$1.15

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—RENTAL REAL ESTATE

Our major categories of rental real estate are:

December 31,	2004	2003
Land	$9,133,297	$8,319,091
Buildings and improvements	40,102,366	39,009,131

	49,235,663	47,328,222
Less accumulated depreciation	(4,720,224)	(3,370,743)

Net rental real estate	$44,515,439	$43,957,479

Our major categories of rental real estate held for sale are:

December 31,	2004	2003
Land	$668,667	$1,747,804
Buildings and improvements	1,439,570	3,181,446

	2,108,237	4,929,250
Less accumulated depreciation	(505,805)	(830,547)

Net rental real estate held for sale	$1,602,432	$4,098,703

In addition, during 2003 we purchased land that was held for future development, valued at its cost of $2,691,331 as of December 31, 2003. During 2004, we began the development of our Garden Grove Festival Center, a multi-tenant shopping center. As of December 31, 2004, we had construction in progress, which includes land valued at its cost plus development expenditures, capitalized interest and accrued interest of $4,429,801. We estimate to have approximately $2,100,000 of additional development expenditures, to be expended until the project is complete in late 2005 or early 2006. We expect to fund the development cost from the construction loan secured by our Garden Grove property (Banco Popular), land we begun to develop in Garden Grove and our 717 West Del Paso Road property.

During 2004, one tenant represented 10% or more of our total rental revenue including discontinued operations. During 2003, no one tenant represented 10% or more of our total rental revenue including discontinued operations, although one tenant represented 9%.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—DISCONTINUED OPERATONS

On January 1, 2002, we adopted SFAS No. 144, whereby net income (loss) and gain on sale of real estate for properties sold or considered held for sale are reflected in our consolidated statements of income as “discontinued operations” for all periods presented. In addition, we have determined to separately reflect the assets and liabilities of properties held for sale or sold in the current period as “Rental real estate held for sale,” “Other assets-rental real estate held for sale,” “Notes payable secured by rental real estate held for sale” and “Other liabilities-rental real estate held for sale” in the balance sheets for all periods presented.

On September 30, 2003, we designated the Chino property as held for sale and removed the Roseville property from the held for sale category. In August, November and December 2003, we sold our Vacaville, Chino and Cerritos properties, respectively, for a net gain of $2,123,499.

During the second quarter of 2004, we determined that the two Sacramento properties (717 and 721 West Del Paso Road) and the Fresno property no longer met the required criteria for classification as held for sale. Accordingly, we removed them from that category in our financial statements. In September 2004, we sold our Fresno property for a net gain of $344,314.

In accordance with SFAS No. 144, we have reclassified the results of two Sacramento properties (717 and 721 West Del Paso Road) from discontinued operations to continuing operations, for all periods presented. As required, we computed depreciation expense on those properties as if they have never been classified as held for sale, “catching up” the depreciation that was not expensed in prior periods. Further, results for the properties we have sold and the Riverside property that we have agreed to sell are included in discontinued operations for the years ended December 31, 2004 and 2003 as follows:

Years ended December 31,	2004	2003
Revenues
Rental	$325,931	$625,245
Tenant Reimbursements	34,550	56,664
Interest	—	219

	360,481	682,128

Cost and expenses
Interest	122,475	544,424
General and administrative	79	193
Depreciation	42,958	56,948
Operating	78,872	128,995
Property tax	8,496	40,670
Impairment loss	167,568	—

	420,448	771,230

Loss before gain on sale of rental real estate held for sale	(59,967)	(89,102)
Gain on sale of real estate held for sale	344,314	2,123,499

Net income from discontinued operations	$284,347	$2,034,397

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—DISCONTINUED OPERATONS, Continued

In the year ended December 31, 2004, we recorded impairment write-downs on the Riverside property that totaled $167,568. As of December 31, 2004, we believe the Riverside property is properly valued in our accounts. This value is based on both the value of the property itself and the value of the future lease payments. The lease on this property expires in September 2005, thus without an increase in the value of the property itself or a new lease, the value of the property may decrease in the future as the value of the future lease payments decrease as the expiration of the lease becomes closer in time.

NOTE 4—FUTURE MINIMUM RENTAL INCOME

As of December 31, 2004, future minimum rental income under the existing leases for rental real estate and rental real estate held for sale that have remaining noncancelable terms in excess of one year are as follows:

Years ending December 31,	Amount
2005	$6,184,550
2006	4,902,469
2007	3,995,526
2008	2,786,926
2009	2,123,259
Thereafter	10,562,348

Total	$30,555,078

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 5—RELATED PARTY TRANSACTIONS

We acquired 2.5 acres of land in March 2003 and intend to build an approximate 30,000 square foot shopping center on the land. The firm owned by Mr. Gary Coursey, one of our directors, provides architectural services for this project. During 2004 and 2003, we paid $70,056 and $134,698, respectively, to Mr. Coursey’s firm.

In conjunction with the purchase of the Northlake Festival Shopping Center, we have retained Isakson-Barnhart Properties, Inc. as the property manager of that shopping center. Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Properties equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties supervises the project. Under this agreement, we paid Isakson-Barnhart Properties a total of $200,083 in 2004 and $239,145 in 2003. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other.

During October 2004, we purchased 20,000 shares of our common stock at the fair market value, plus brokerage commissions for a total of $13.52 per share. During November 2004, we sold 12,000 shares of our common stock at $13.52 to a company that is co-managed by Mr. Allen K. Meredith, our President and Chief Executive Officer. We recorded an expense of $19,560 related to that sale, which represents the difference between the fair market value of our stock and the sales price on the date of sale. We and Mr. Meredith have entered into an agreement that Mr. Meredith or his affiliates will purchase the remaining 8,000 shares we hold as treasury stock at $13.52 per share, our cost for such shares, on or before March 31, 2005.

NOTE 6—NOTES PAYABLE

Notes payable consist of the following:

December 31,	2004	2003
Notes payable secured by rental real estate:
6.97% promissory note secured by our Folsom property, monthly principal and interest payments of $32,567 due September 1, 2009 with a balloon payment of $4,479,793.	$4,792,021	$4,846,690
Variable rate interest only promissory note secured by our Garden Grove property (Banco Popular), land we have begun to develop in Garden Grove and our 717 West Del Paso Road property. The note bears interest rate at prime plus 1.25% (6.25% At December 31, 2004), is due November 29, 2005 and is a construction loan for the improvements on the land we hold in Garden Grove under which we may borrow up to $6,500,000.	2,272,497	1,500,000
6.97% promissory note secured by our Irvine property, monthly principal and interest payments of $25,105 due September 1, 2009 with a balloon payment of $3,453,364.	3,694,053	3,736,196

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6— NOTES PAYABLE – continued

December 31,	2004	2003
7.64% promissory note secured by our Atlanta, GA property (Northlake Festival Shopping Center), monthly principal and interest payments of $124,753 fully amortizing with the final payment due December 1, 2027. Starting December 2010, year 13 of the note, the interest rate increases to a minimum of 9.64%.	16,195,254	16,444,541
7.50% promissory note secured by a deed of trust on the Ontario property, monthly principal and interest payments are $22,390, due March 1, 2004. We paid off this loan in March 2004.	—	2,773,414
8.33% promissory note secured by our Roseville property, monthly principal and interest payments are $11,510 due July 1, 2008	1,306,036	1,334,083
6.97% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276 due September 1, 2009 with a balloon payment of $1,551,049.	1,659,152	1,678,080
6.97% promissory note secured by our Tustin property, monthly principal and interest payments of $30,677 due September 1, 2009 with a balloon payment of $4,219,765.	4,513,869	4,565,365

Subtotal – notes payable secured by rental real estate	34,432,882	36,878,369

Notes payable secured by rental real estate held for sale:

8.25% promissory note secured by our Fresno property. We sold this property September 27, 2004 and paid off the loan.	—	529,520
8.25% promissory note secured by our Riverside property, monthly principal and interest payments are $9,116, due March 8, 2005. We are in negotiations to extend the maturity date of this loan to June 2005.	1,057,213	1,078,627

Subtotal – notes payable secured by rental real estate held for sale	1,057,213	1,608,147

Total notes payable	$35,490,095	$38,486,516

The aggregate fair value of the notes is approximately $37,047,520 and $40,800,000 for 2004 and 2003 respectively, based on current lending rates, which are the approximate industry lending rates on these types of properties and these locations.

During the year ended December 31, 2004 and 2003, we incurred interest expense of $2,367,319 and $2,627,489 and capitalized interest of $209,988 and $132,967, respectively.

Many of our notes payable contain significant penalties should we pay the loan prior to its scheduled maturity. Some of these notes also contain “cross collateral” provisions where the note holder has security rights against properties other than the primary property securing the note.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate annual future maturities at December 31, 2004 of notes payable secured by rental real estate and notes payable secured by rental real estate held for sale are as follows:

Years ending December 31,	Amount
2005	$3,806,930
2006	513,925
2007	553,461
2008	1,763,425
2009	14,222,601
Thereafter	14,629,753

Total	$35,490,095

NOTE 7—TAXES ON INCOME

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”) for federal income tax purposes. This requires, among a number of other organizational and operational requirements, that we distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. In addition, California and Georgia, the states in which we own and operate real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, we have made no provision for federal or state income taxes in the accompanying financial statements.

As of December 31, 2004, the gross basis in our assets for financial reporting purposes was approximately $8,656,000 lower than our basis for federal income tax purposes (unaudited). As of December 31, 2004, we had approximately $320,000 in capital loss carry-forward.

At December 31, 2004, we do not pass the 90 percent distribution requirement for dividends declared and paid during 2004. We declared a dividend in February 2005 and utilized IRC §858 to meet the 90 percent distribution requirement for the tax year 2004.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Years ended December 31,	2004	2003
Cash paid during the period for interest	$2,578,804	$3,086,935
Supplemental disclosure of non-cash investing activities:
Transfer of assets to rental real estate held for sale	—	$4,036,290
Transfer of assets from rental real estate held for sale to rental real estate	$1,623,757	$1,842,841
Transfer of assets to other assets -rental real estate held for sale	—	$85,419
Transfer of assets from other assets -rental real estate held for sale to other assets	$3,228	$194,201
Transfer of liabilities to other liabilities -rental real estate held for sale	—	$38,947
Transfer of liabilities from other liabilities -rental real estate held for sale to other liabilities	$14,793	$23,773
Transfer of liabilities to notes payable secured by rental real estate held for sale	—	$2,041,380
Transfer of liabilities from notes payable secured by rental real estate held for sale to notes payable	—	$1,359,897
Transfer of land held for development to construction in progress	$2,691,331	—

NOTE 9—RETIREMENT PLAN

In 2003, we established a defined contribution retirement plan covering all employees with more than three months of continuous full-time employment. In addition to employee elective deferrals, we matched 100% of the employee’s deferral up to 3% of the employee’s compensation. The aggregate amount contributed and recognized as expense was $11,205 and $1,900 for the years ended December 31, 2004 and 2003, respectively.

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

January 2005 – October 2007	Fixed at $600,000 per year
November 2007 – October 2032	Subject to appraisal, but not less than $600,000 per year, nor more than $1,200,000 per year
November 2032 – October 2057	Subject to appraisal, but not less than nor more than twice amount payable for the period November 2007 to October 2032

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have entered into a employment agreements with our President and Chief Executive Officer and Chief Financial Officer under which we would be obligated to make severance payments to either or both of them upon their termination or resignation for certain reasons, of one year’s salary plus bonus, if any.

We and Mr. Allen K. Meredith, our President and Chief Executive Officer, have entered into an agreement that Mr. Meredith or his affiliates will purchase the 8,000 shares we hold as treasury stock at $13.52 per share, our cost for such shares, on or before March 31, 2005.

We are a defendant in a lawsuit entitled John Lonberg & Ruthee Goldkorn v. Sanborn Theaters, Inc., a California Corporation Doing Business as Marketplace Cinema and So-Cal Cinema, Inc., a California Corporation; and Salts-Troutman-Kaneshiro, Inc., West Coast Realty Investors, Inc., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema, our property located in Riverside. We own the theater and have leased it to Sanborn Theaters, Inc., which operates it. Plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. Plaintiffs demand statutory damages, damages for emotional distress, a “lodestar” multiplier, attorneys’ fees and punitive damages. Although Plaintiffs have not quantified their damages, we expect that Plaintiffs claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. We cannot determine the likelihood of an unfavorable outcome or range of potential loss, if any. We believe we have complied with all applicable provisions of law and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations, future cash flows or overall financial condition.

The tenant in our Ontario property, Adelphia Communications, Inc., has filed for bankruptcy protection. Presently, the rent is current. Several companies have claimed amounts due for remodeling work and other work ordered by Adelphia on our property, and they have filed mechanics’ liens on our property. We have not yet determined the validity of these liens, and there may be defenses to these claims. If our lease with Adelphia is affirmed in the bankruptcy proceeding, then Adelphia would be responsible for the discharge of these claims. If our lease with Adelphia is not affirmed in the bankruptcy proceeding, and the bankruptcy proceedings do not fully pay these creditors, then we would be responsible for these claims to the extent they are valid, if at all. We believe that these liens will not have a material impact on our continuing operations or overall financial condition.

We lease our corporate office in Menlo Park and have committed to pay rent of approximately $81,000 per year for 2005 and 2006. We lease office space and obtain related services in Los Angeles on a month-to-month basis at $1,000 per month.

NOTE 11—LOAN ORIGINATION FEES

Loan origination fees are recorded at cost, less accumulated amortization. Gross loan origination fees as of December 31, 2004 and 2003 are $745,049, with accumulated amortization of $199,768 and $130,001, respectively.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense is as follows:

Years ending December 31,	Amount
2005	$69,768
2006	69,768
2007	69,768
2008	69,768
2009	48,192
Thereafter	218,017

Total	$545,281

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly summary financial information follows:

For the year ending December 31, 2004:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$2,083,111	$1,979,101	$2,008,450	$1,795,390
Income (loss) from operations	$154,182	$200,492	$234,977	$(12,841)
Income (loss) from discontinued operations	$(3,391)	$(47,876)	$328,334	$7,280
Net income (loss)	$150,791	$152,616	$563,311	$(5,561)
Net income (loss) per share, diluted	$0.15	$0.15	$0.56	$(0.01)

For the year ending December 31, 2003:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$1,935,243	$1,967,286	$1,939,300	$2,091,809
Income (loss) from operations	$1,070	$54,657	$(1,838)	$354,318
Income (loss) from discontinued operations	$(36,820)	$31,534	$349,433	$1,690,250
Net (loss) income	$(35,750)	$86,191	$347,595	$2,044,568
Net (loss) income per share, diluted	$(0.04)	$0.08	$0.36	$2.04

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — SUBSEQUENT EVENTS

We are in negotiations with the lender to extend the maturity date of the note secured by our Riverside property to June 2005. The lender has offered to extend the term of the loan to June 2005 in consideration of increasing the interest rate from 8.25% to 8.50% and our reducing the principal balance by $100,000. To date, we have not accepted this offer.

On February 1, 2005, the board of directors declared a dividend of $0.25 per common share to holders of record on February 15, 2005, payable on March 1, 2005.

On January 31, 2005, we amended our lease for our corporate office to extend the term for two years to January 2007 with monthly payments of approximately $7,000.

On January 9, 2005, the tenant in our Riverside property ceased operations at the site. Further, the tenant has not paid to date amounts due under the lease for January, February and March 2005.

Effective January 1, 2005, our contribution to our 401(k) plan increase to match 100% of the first 3% of the employee’s contribution plus 50% of the next 2% of salary the employee contributes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

To comply with Section 404 of the Sarbanes-Oxley Act of 2002, we must furnish a report by our management on our internal control over financial reporting with our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. The report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of that fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting. Material weakness in internal controls over financial reporting is defined as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The report will also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal controls. We currently expect to begin testing of our internal controls during the second quarter of fiscal 2006. This testing includes documenting our procedures and an analysis of the segregation of duties. Because we currently have only four employees we may not be able to achieve an adequate segregation of duties without hiring additional personnel and incurring additional costs. In the course of our evaluation and testing of internal controls, we may identify areas for improvement in the documentation, design and effectiveness of our internal controls, and these areas of improvement may be material. We cannot assure you that we will not disclose material weaknesses we discover in the course of our testing.

Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance at this time regarding our conclusions, or regarding the conclusions of our independent auditor, as of December 31, 2006 with respect to the effectiveness of our internal controls over financial reporting. In any event, we expect to incur material costs in complying with Section 404.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, their ages and their principal business occupation for the last five years are as follows:

Name	Age	Term	Position and Experience
Class III Directors - term expires at the 2005 Annual Meeting of Stockholders

Gary B. Coursey	65	June 2003-Present	Director. Mr. Coursey has been the President of Gary B. Coursey and Associates, Inc. since its founding in 1971. He is a member of the American Institute of Architects and has over 30 years of experience in architecture, interior design and space planning. Mr. Coursey’s work has been recognized with numerous awards. Mr. Coursey has a Bachelor’s degree in Architecture from the Georgia Institute of Technology and an A.S. in Building Construction from Southern Polytechnic State University.

Patricia F. Meidell	64	August 2001-Present	Director. Ms. Meidell is the President of American Retirement Planners since 1996. She is a Certified Financial Planner and NASD Registered Principal with Associated Securities Corp. and serves on the Advisory Board of Associated Financial Group, Inc. She earned her first securities license in 1972 and has owned a financial services business since 1982. She received her B.S. from Idaho State University, an M.S. from the University of Arizona, and she has done post-graduate work in counseling.

Neal E. Nakagiri	50	August 2001-Present	Director. Mr. Nakagiri was Chief Executive Officer and President of Associated Financial Group, Inc. (“AFG”) in January 2000 to December 2004. Mr. Nakagiri was also a director of AFG. He is a member of the State Bar of California and the Compliance and Legal Division of the Securities Industry Association. Mr. Nakagiri serves on the NASD National Adjudicatory Council. Mr. Nakagiri has a B.A. degree in Economics from the University of California at Los Angeles and a J.D. from Loyola Law School of Los Angeles.

Class I Directors - term expires at the 2006 Annual Meeting of Stockholders

E. Andrew Isakson	53	September 2002-Present	Director. Mr. Isakson has served as one of our directors since September 2002. Mr. Isakson has served as President of Isakson-Barnhart Properties, Inc. (and predecessor companies) since 1982 and is General Partner of Isakson-Barnhart Development Co., LLC. He has over 25 years of experience in commercial real estate in Atlanta and the Southeast developing, owning and managing office and retail space. Currently, Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Isakson-Barnhart Development Co., LLC has developed over 2.2 million square feet of retail space its inception. Mr. Isakson has been a licensed real estate broker since 1974 and received a B.A. from Vanderbilt University.

John H. Redmond	63	August 2001-Present	Director. Mr. Redmond has been active as a real state advisor for over 30 years. From 1995 to the present, Mr. Redmond has served as President of John H. Redmond, Real Property Advisors, a real estate consulting firm in San Francisco. Prior to 1995, Mr. Redmond was associated with Coldwell Banker & Company, Grubb & Ellis Real Estate Services and was a founder of The Rubicon Group. Mr. Redmond has a B.A. from the University of Scranton and an M.S. from Boston University.

Class II Directors - term expires at the 2007 Annual Meeting of Stockholders

Allen K. Meredith	56	August 2001-Present	Chairman of the Board, President and Chief Executive Officer Before joining our company, Mr. Meredith had over 23 years of experience in the real estate business. Since 1994, Mr. Meredith has served as President and Chief Executive officer of Meredith Partners, where he specialized in acquiring, rehabilitating and managing suburban office and industrial commercial properties in California, including the recent acquisition and rehabilitation of the one million square-foot former Firestone Tire manufacturing facility in Los Angeles. From 1991 to 1994, Mr. Meredith was President and Chief Executive Officer of the Northwest Region of Trammell Crow Company, a real estate development company, where he oversaw property development, acquisition and disposition, facility and construction management, and leasing and property management for 33.1 million square feet of high-rise, office, shopping center and industrial properties. Mr. Meredith has an M.B.A. from Harvard University and a B.A. in Economics from Stanford University.

James P. Moore	49	August 2001-Present	Director. Mr. Moore joined Citibank in November 2004 as an SVP, Sales Manager for the Southern California region in their Commercial Real Estate Group. He is responsible for all new commercial Real Estate Mortgages originated on Southern California property (5 unit or larger multifamily and all commercial properties) owned by Real Estate investors. From 2002 to 2004, he was the principal of Moore Associates, LLC, a Southern California based real estate investment and development firm. Prior to forming Moore Associates, LLC, Mr. Moore was a Senior Vice President of Banc One Capital Markets, Inc. (previously First Chicago Capital Markets, Inc.). He spent 17 years with the organization, including 5 years as head of their Western Division of the Real Estate Department. Mr. Moore holds a B.S. in Business Administration (Finance and Real Estate) from the University of Southern California.

There are no family relationships among our directors or executive officers. All of our directors’ terms will expire at the annual meeting of stockholders the year indicated, or upon their resignation or removal, if earlier.

We have two executive officers: Allen K. Meredith, whose biographical and business information is provided above, and Charles P. Wingard, our Chief Financial Officer, Vice President and Secretary.

Mr. Wingard, 47, was appointed to his current position as Secretary, Vice President and Chief Financial Officer of the Company in July 2002. From October 2001 to July 2002, he was Vice President and Acting Chief Financial Officer. From August 2000 to September 2001, Mr. Wingard served as senior vice president and Chief Financial Officer of VelocityHSI, Inc. a publicly traded provider of high-speed Internet services to the apartment industry that was spun-off from BRE Properties, Inc. in August 2000. In August 2001, VelocityHSI, Inc. filed for protection under Chapter 7 of the U.S. Bankruptcy Code. From August 1996 to August 2000, Mr. Wingard was Vice President and Director of Financial Reporting for BRE Properties, Inc., a publicly traded real estate investment trust with over $1.5 billion in assets, where he was responsible for securities filings and compliance, loan administration and financial reporting. Mr. Wingard is a Certified Public Accountant and holds a B.S. in Accounting and Finance from the University of California, Berkeley.

Audit Committee

We have established a separately-designated audit committee of our board of directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is composed of John H. Redmond (its chair) and James P. Moore. The board of directors has determined that Mr. Moore is an “audit committee financial expert” and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of common stock and our other equity securities with the SEC and to provide us with copies of these filings. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the year ended December 31, 2004, each of our officers, directors and greater than ten percent beneficial owners who are obligated to file certain reports under Section 16(a) of the 1934 Act complied with the applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Summary

The following table summarizes the compensation paid to our Chief Executive Officer and our sole officer other than our Chief Executive Officer whose salary and bonus exceeded $100,000 or would exceed $100,000 on an annualized basis. We refer to the executive officers listed below as the “named executive officers.”

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Securities Underlying Options/SAR (#)
Allen K. Meredith President and Chief Executive Officer	2004 2003 2002	200,000 200,000 200,000	30,000 30,000 20,000	6,900 1,000 —	33,333 66,667 —

Charles P. Wingard Vice President and Chief Financial Officer	2004 2003 2002	127,500 125,000 125,000	19,125 18,750 12,500	2,463 625 —	10,000 16,667 —

(1)	Paid in following year for prior year performance.
(2)	Consists of our contribution to the executive’s 401(k) retirement plan, which we established in 2003.

Option Grants

The following table provides information concerning each grant of stock options to the named executive officers during the year ended December 31, 2004 (we have never granted any SARs):

	Option Grants in Last Fiscal Year (Individual Grants)
Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Allen K. Meredith	33,333	(1)	74%	$16.00	5/10/14
Charles P. Wingard	10,000	(1)	22%	$16.00	5/10/14

(1)	These options were granted on February 10, 2004 and became vested and exercisable 25% each quarter thereafter, with the final 25% vesting on February 10, 2005.

The following table provides information regarding the exercisability of options and the number of options held by the named executive officers who have been granted stock options, as of December 31, 2004:

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Allen K. Meredith	—	—	91,667	8,333	$429,169	$4,167
Charles P. Wingard	—	—	24,167	2,500	$107,919	$1,250

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

Base Salary. Mr. Meredith currently receives a base salary of $210,000. The base salary will be subject to negotiation yearly.

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

Mr. Charles P. Wingard

Effective April 7, 2003, we entered into an employment agreement with Charles P. Wingard to serve as our Chief Financial Officer. Mr. Wingard’s agreement is substantially identical to Mr. Meredith’s agreement other than Mr. Wingard’s current salary is $133,875 per year and Mr. Wingard received 16,667 options to purchase our common stock

Audit Committee

The audit committee of our board of directors is composed of John H. Redmond (its chair) and James P. Moore. The board has determined that Mr. Moore is an “audit committee financial expert” and is “independent” as that term is used in Item 7(d)3(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Director Compensation

Our independent directors receive $500 for each board meeting they attend in person, $200 for each telephonic meeting and $200 for each committee meeting attended, except for Mr. Isakson and Mr. Coursey, who receive $500 per board meeting to avoid the cost of travel from their business location. During 2004, we paid a total of $7,950 to our non-employee directors, exclusive of reimbursements for expenses. In 2004, Mr. Nakagiri and Ms. Meidell declined to accept fees for their service on the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides, as of March 17, 2005, information regarding the shares of our common stock beneficially owned by each person who is known by the to own beneficially more than 5% of the common stock, by each director, by each named executive officer and by all directors and executive officers as a group. The amounts shown are based on information provided by the individuals named.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Allen K. Meredith (3)	308,223	28.8%
Kim Meredith (4)	196,223	20.3%
Meredith I LLC	124,223	12.8%
Meredith III LLC	72,000	7.4%
Gary B. Coursey (5)	1,667	*
E. Andrew Isakson (6)	3,334	*
Patricia F. Meidell (7)	2,166	*
James P. Moore (8)	4,834	*
John H. Redmond (6)	3,334	*
Charles P. Wingard (9)	26,667	2.7%

Directors and officers as a group (10)	350,225	31.6%

*	Less than 1%
(1)	The business address for each of these individuals is c/o Meredith Enterprises, Inc., 3000 Sand Hill Road, Building 2, Suite 120, Menlo Park, CA 94025.
(2)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Percentage figures are based upon 968,965 shares of common stock outstanding as of March 17, 2005, net of 8,000 shares held in treasury.
(3)	For Mr. Meredith, includes (a) 12,000 shares he owns directly; (b) 100,000 shares that he may purchase upon exercising stock options that are currently exercisable or that will become exercisable on or before May 16, 2005; and (c) 124,223 shares held by Meredith I LLC and (d) 72,000 shares held by Meredith III LLC (he is co-manager of both of those entities).
(4)	For Mrs. Meredith, includes 124,223 shares held by Meredith I LLC and 72,000 shares held by Meredith III, LLC (she is co-manager of both of those entities).
(5)	For Mr. Coursey, includes 1,667 shares that he may purchase upon exercising stock options that are currently exercisable.
(6)	For Mr. Isakson and Mr. Redmond, includes 3,334 shares that each may purchase upon exercising of stock options that are currently exercisable.
(7)	For Ms. Meidell, includes 499 shares she owns directly and 1,667 shares that she may purchase upon exercising of stock options that are currently exercisable.
(8)	For Mr. Moore, includes 1,500 shares he owns directly and 3,334 shares that he may purchase upon exercising of stock options that are currently exercisable.
(9)	For Mr. Wingard, includes 26,667 shares that he may purchase upon exercising of stock options that are currently exercisable or that will become exercisable on or before May 16, 2005.
(10)	Includes 140,003 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 16, 2005.

The following table provides equity compensation plan information at December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column
	(a)	(b)	(c)
Equity compensation plans approved by security holders	143,337	$12.39	4,996

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	143,337	$12.39	4,996

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Gary Coursey, one of our directors, provides architectural services to us. For these services, we paid Mr. Coursey’s firm a total of (a) $0 January 1, 2005 through March 17, 2005; (b) $70,056 in 2004 related to our building an approximate 30,000 square foot shopping center on 2.5-acres of land we own in Garden Grove; and (c) $134,698 in 2003 that related to our Northlake Festival shopping center.

We have retained Isakson-Barnhart Properties, Inc. as the property manager of our Northlake Festival shopping center. Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties equal to the greatest of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties supervises the project. Under this agreement, we paid Isakson-Barnhart Properties a total of (a) $63,641 from January 1, 2005 through March 17, 2005; (b) $200,083 in 2004; and (c) $239,145 in 2003. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to the retail shopping center.

During October 2004, we purchased 20,000 shares of our common stock at the fair market value, plus brokerage commissions for a total of $13.52 per share. During November 2004, we sold 12,000 of these shares to a company that is co-managed by Mr. Meredith our President and Chief Executive Officer, and his spouse. We recorded a charge of $19,560 in connection with the sale, which represents the difference between the fair market value of our stock and the sales price on the date of sale. Mr. Meredith, has committed that he or his affiliates will purchase the 8,000 shares we hold as treasury stock at $13.52 per share, our cost for such shares, on or before March 31, 2005.

ITEM 13. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation, as Amended.

3.2	Amended and Restated Bylaws dated November 15, 2002. (Incorporated by reference to Exhibit 3.2.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.1	Form of Share Certificate.

10.1.1	Employment Agreement dated August 22, 2001 as revised March 21, 2002, between the Company and Allen K. Meredith, the registrant’s Chief Executive Officer. (Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K For the year ended December 31, 2001).

10.1.2	Employment Agreement dated April 7, 2003 between the Company and Charles P. Wingard. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.1.3	Form of indemnification agreement for directors and officers. (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.1.4	Meredith Enterprises, Inc. 2002 Stock Incentive Plan (amended and restated June 30, 2003). (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.1.5	Summary of bonuses for 2004 performance and salaries for 2005 for Mr. Allen K. Meredith, the registrant’s Chief Executive Officer, and Mr. Charles P. Wingard, the registrant’s Chief Financial Officer. (Incorporated by reference to Item 1.01 of the registrant’s Current Report on Form 8-K dated February 2, 2005).

10.2.1	Standard Industrial Lease - Net between BRS-Tustin Safeguard Associates and Safeguard Business Systems, Inc. (Incorporated by reference to Exhibit 10.15.1 to the registrant’s Current Report on Form 8-K dated May 22, 1995).

10.3.1	Deed of Trust Note for the registrant’s Folsom property. (1) (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 10-Q dated September 30, 2002).

10.3.2	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the registrant’s Folsom property. (1) (2) (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 10-Q dated September 30, 2002).

Exhibit Number	Description of Exhibit
10.3.3	Deed of Trust Note for the registrant’s Irvine property. (1) (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 10-Q dated September 30, 2002).

10.3.4	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the registrant’s Irvine property. (1) (2) (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 10-Q dated September 30, 2002).

10.3.5	Deed of Trust Note for the registrant’s Sacramento (Horn Road) property. (1) (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 10-Q dated September 30, 2002).

10.3.6	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for the registrant’s Sacramento (Horn Road) property. (1) (2) (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 10-Q dated September 30, 2002).

10.3.7	Deed of Trust Note for the registrant’s Tustin property. (1) (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 10-Q dated September 30, 2002).

10.3.9	Leasehold Deed to Secure Debt and Security Agreement between BSRT/M&J Northlake Limited Partnership and General Electric Capital Corporation dated November 12, 1997, Loan Agreement between General Electric Capital Corporation and BSRT/M&J Northlake Limited Partnership dated November 12, 1997 and Promissory Noted dated November 12, 1997. (Incorporated by reference to Exhibit 10.18 in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.4	Ground Lease Agreement between Cox Communications, Inc. and Crow-Atlanta Retail, LTD. dated October 4, 1982, Amendment to Ground Lease Agreement dated April 27, 1983, Second amendment to Ground Lease Agreement dated December 24, 1983 and Third amendment to Ground Lease Agreement dated October 15, 2002. (Incorporated by reference to Exhibit 10.19 in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

21	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit Number	Description of Exhibit
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)	These four properties are cross-collateralized.
(2)	The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the first, second and third quarters of that fiscal year, were $127,560. For the year ended December 31, 2003, the aggregate fees billed by BDO Seidman for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year, were $103,160.

Audit Related Fees. BDO Seidman billed no fees for professional services rendered that were reasonably related to the performance of the audit of our 2004 and 2003 financial statements, but which were not reported in the previous paragraph.

Tax Fees. For the fiscal year ended December 31, 2004, the aggregate fees billed by BDO Seidman for professional services rendered related to tax compliance, tax advice and tax planning were $17,065. For the year ended December 31, 2003, the aggregate fees billed by BDO Seidman for professional services rendered related to tax compliance, tax advice, and tax planning were $16,295. In each year, these tax-related fees were for preparing tax returns and providing tax advice for the classification of the dividend for reporting to stockholders.

All Other Fees. Other than as described in the preceding paragraphs, BDO Seidman rendered no other services to us for the fiscal years ended December 31, 2004 and 2003.

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

Date: March 24, 2005	Meredith Enterprises, Inc.
(formerly West Coast Realty Investors, Inc.)

	By:	/s/ Allen K. Meredith
(Chairman of the Board of Directors,
President and Chief Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Allen K. Meredith and Charles P. Wingard, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2005	/s/ Allen K. Meredith
ALLEN K. MEREDITH
(Chairman of the Board of Directors, President and Chief Executive Officer)

Date: March 24, 2005	/s/ Charles P. Wingard
CHARLES P. WINGARD
(Vice President/ Treasurer,
Principal Financial Officer and
Principal Accounting Officer)

Date: March 24, 2005	/s/ E. Andrew Isakson
E. ANDREW ISAKSON
(Director)

Date: March 24, 2005	/s/ Gary B. Coursey
GARY B. COURSEY
(Director)

Date: March 24, 2005	/s/ Patricia F. Meidell
PATRICIA F. MEIDELL
(Director)

Date: March 24, 2005	/s/ James P. Moore
JAMES P. MOORE
(Director)

Date: March 24, 2005	/s/ Neal E. Nakagiri
NEAL E. NAKAGIRI
(Director)

Date: March 24, 2005	/s/ John H Redmond
JOHN H. REDMOND
(Director)