Form 10QSB
period 2005-03-31
MEREDITH ENTERPRISES INC
filed 2005-05-16
CIK 858346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to _____________

Commission file number 001-31514

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

Yes     X         No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2005, there were 968,965 shares of the issuer’s common stock outstanding (net of 8,000 shares held in treasury).

          Transitional Small Business Disclosure Format (check one):  Yes          No  X

MEREDITH ENTERPRISES, INC.

REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

Part I – Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet-
As of March 31, 2005 (unaudited)	3
Consolidated Statements of Income (unaudited)-
Three months ended March 31, 2005 and 2004	4
Consolidated Statements of Cash Flows (unaudited)-
Three months ended March 31, 2005 and 2004	5
Consolidated Statement of Stockholders’ Equity (unaudited)-
Three months ended March 31, 2005	6
Summary of Accounting Policies	7
Notes to Consolidated Financial Statements	11

Item 2. Management’s Discussion and Analysis or Plan of Operation	18
Item 3. Controls and Procedures	33

Part II – Other Information
Item 1. Legal Proceedings	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	34
Item 6. Exhibits	34
Signatures	35

As used in this Report on Form 10-QSB, unless the context otherwise requires, the terms “we,” “us,” and “our” refer to Meredith Enterprises, Inc., a Delaware corporation.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEREDITH ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET

March 31,	2005
(Unaudited)
Assets
Rental real estate, less accumulated depreciation (Notes 2, 4 and 6)	$44,259,631
Rental real estate held for sale, net (Notes 2 and 6)	1,552,432
Construction in progress (Notes 2 and 6)	4,961,127
Cash and cash equivalents	1,373,175
Deferred rent, net of allowance of $346,105 at March 31, 2005	536,239
Accounts receivable	114,428
Loan origination fees, net of accumulated amortization of $260,914 at March 31, 2005	527,839
Other assets	1,054,241
Other assets related to rental real estate held for sale	12,902

Total assets	$54,392,014

Liabilities and Stockholders' Equity

Liabilities
Notes payable secured by rental real estate (Note 6)	$34,787,687
Notes payable secured by rental real estate held for sale (Note 6)	1,053,423
Accounts payable and accrued liabilities	780,693
Security deposits and prepaid rent	215,652
Other liabilities related to rental real estate held for sale	7,484

Total liabilities	36,844,939

Commitments and contingencies (Note 9)	-

Stockholders' equity
Common stock $.01 par value; 4,000,000 shares authorized; 976,965
shares issued and outstanding as of March 31, 2005	9,770
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares
issued and outstanding as of March 31, 2005	-
Treasury stock at cost; 8,000 shares at March 31, 2005	(108,160)
Additional paid-in capital	27,193,876
Dividends in excess of retained earnings	(9,548,411)

Total stockholders' equity	17,547,075

Total liabilities and stockholders' equity	$54,392,014

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended

	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues
Rental (Notes 2 and 4)	$1,625,735	$1,765,401
Tenant reimbursements (Notes 2 and 4)	301,343	312,529
Interest	3,599	5,180

	1,930,677	2,083,110

Cost and expenses
Interest	568,144	628,722
General and administrative	351,141	326,295
Depreciation	269,207	346,782
Ground rent (Note 9)	228,918	242,969
Other operating	215,724	257,002
Property tax	137,746	127,162

	1,770,880	1,928,932

Income from continuing operations	159,797	154,178

Loss from discontinued operations (Note 3):
Loss from discontinued operations	(19,600)	(3,391)

Net income	$140,197	$150,787

Net income per share-basic (Note 1):
Income from continuing operations	$0.16	$0.16
Discontinued operations:
Loss from discontinued operations	$(0.02)	$-

Net income per share-basic	$0.14	$0.16

Weighted average shares outstanding	976,965	975,298

Net income per share-assuming dilution (Note 1):
Income from continuing operations	$0.16	$0.15
Discontinued operations:
Loss from discontinued operations	$(0.02)	$-

Net income per share-assuming dilution	$0.14	$0.15

Weighted average shares outstanding	1,005,566	1,002,167

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31,	2005	2004
	(Unaudited)
Cash flows from operating activities
Net income	$140,197	$150,787
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	269,207	346,782
Fair value adjustment to property carrying value	-	51,570
Interest expense due to amortization of loan origination fees	17,442	17,443
Increase (decrease) in cash flows from changes in
operating assets and liabilities:
Deferred rent	7,740	(3,058)
Accounts receivable	(9,334)	19,425
Other assets	(179,323)	(90,962)
Other assets related to rental real estate held for sale	17,717	17,688
Accounts payable and accrued liabilities	(150,345)	(281,368)
Security deposits and prepaid rent	(8,236)	14,451
Other liabilities related to rental real estate held for sale	(6,685)	(1,612)

Net cash provided by operating activities	98,380	241,146

Cash flows from investing activities
Proceeds released from escrow prior to sale	50,000	-
Expenditures on construction in progress	(531,326)	(157,459)
Capital expenditures on rental real estate	(13,400)	-

Net cash used in investing activities	(494,726)	(157,459)

Cash flows from financing activities
Dividends paid	(242,241)	(243,826)
Proceeds from notes payable	471,229	-
Payments on notes payable secured by rental real estate	(116,424)	(2,881,522)
Payments on notes payable secured by rental real estate held for sale	(3,791)	(9,756)

Net cash provided by (used in) financing activities	108,773	(3,135,104)

Net decrease in cash and cash equivalents	(287,573)	(3,051,417)
Cash and cash equivalents, beginning of year	1,660,748	4,699,052

Cash and cash equivalents, end of period	$1,373,175	$1,647,635

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock
						Dividends in
					Additional	Excess of
					Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2004	976,965	$9,770	8,000	$(108,160)	$27,193,876	$(9,446,367)	$17,649,119

Net income for the period	-	-	-	-	-	140,197	140,197
Dividends declared ($0.25 per shares) (Note 1)	-	-	-	-	-	(242,241)	(242,241)

Balance, March 31, 2005	976,965	$9,770	8,000	$(180,160)	$27,193,876	$(9,548,411)	$17,547,075

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Business

Meredith Enterprises, Inc. (formerly West Coast Realty Investors, Inc.) was originally organized in October 1989 under the laws of the State of Delaware. We have elected tax status as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes since 1991. Our portfolio consists of light industrial, retail, suburban office properties and a restaurant property. As of March 31, 2005, all of our properties were located in California and Georgia, and we did not own any residential properties. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance, either by directly paying such costs or reimbursing us for those costs through additional rental payments.

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

Real estate classified as “held for sale” is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. If we determine that we should no longer classify an asset as “held for sale,” we recompute depreciation so that the accumulated depreciation on the asset at the time of the reclassification is the same as if it were never classified as held for sale.

In the normal course of business, we may receive solicited or unsolicited offers to purchase our properties. For the offers we accept, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of March 31, 2005, one property was classified as “held for sale,” as it was listed for sale with real estate brokers and we believed there was a high likelihood of sale in the near term. There can be no assurance that a property held for sale will be sold in the near term, at a price we consider acceptable, or at all.

Rental Income, Operating Expense and Capitalized Costs

We recognize rental revenue on a straight-line basis to the extent that rental revenue is deemed collectible. Percentage rents in the three months ended March 31, 2005 and 2004 were immaterial, and recognized when received. We capitalize improvements and betterments that increase the value of the property or extend its useful life.

We capitalize direct costs associated with our development and construction activities. We capitalize interest on qualifying construction expenditures in accordance with SFAS No. 34, “Capitalization of Interest Cost.” During the development and construction of a new property, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the construction of the property becomes substantially complete and the property becomes available for initial occupancy by tenants. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

Acquisition Costs

We expense internal acquisition costs, in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.”

Loan Origination Fees

Loan origination fees are capitalized and amortized over the life of the loan and are included in interest expense or construction in progress if the funds from the loan are used for construction in progress.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider cash in the bank, liquid money market funds and all highly liquid certificates of deposit, with original maturities of three months of less, to be cash and cash equivalents. We place funds in what we believe are creditworthy, high-quality financial institutions. Cash and cash equivalent balances are held by various financial institutions and at times exceed the Federal Deposit Insurance Corporation limit of $100,000.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our significant estimates include the assessment of fair value on property held for investment and or for sale. It is reasonably possible that actual results could be materially different than our estimates.

Net Income Per Share

We calculate net income per share by dividing the net income by the weighted average number of shares outstanding for the period. We have granted stock options, and their dilutive effect, if any, is included in our calculation of net income per share.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” as promulgated by the Financial Accounting Standards Board (“FASB”), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. Other than net income, we do not have any components of comprehensive income in the three months ended March 31, 2005, and 2004.

Reclassifications

We have made certain reclassifications to the prior years’ financial statements for our properties held for sale from operating to discontinued operations, to conform to the presentation of the current year’s financial statements.

Descriptive Information About Reportable Segments

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate and rental real estate held for sale, which comprised 93% of our total assets at March 31, 2005 and over 99.8% of our total revenues (including discontinued operations) for the three months ended March 31, 2005 and 2004. All the rental real estate we own is located in California and Georgia. We do not use reporting by geographic region.

All revenues are from external customers, and there are no revenues from transactions with other segments. See Note 2 for tenants that contributed 10% or more of our total revenues for the three months ended March 31, 2005 and 2004. Interest expense on debt is not allocated to individual properties, even if such debt is secured by a specific property. Because we are organized as a REIT, we owe no federal or state income taxes and have accordingly made no provision for those taxes; see Note 7.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

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

Pro forma information regarding net income and earnings per share required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, was determined as if we had accounted for the employee and non-employee director stock options granted in the periods indicated under the fair value method described in SFAS No. 148. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended March 31, 2004 (all of our outstanding options are fully vested as of March 31, 2005, therefore there is no pro-forma stock-based compensation expense during the quarter ended March 31, 2005):

2004
Risk-free interest rate	4.00%
Dividend yield	6.40%
Volatility	24.00%
Expected life	10 Years

The Black-Scholes option-pricing model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options granted under our stock option plan have characteristics significantly different from those of traded options, and because, in management’s opinion, changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options granted under our stock option plan.

For purposes of pro forma disclosures, we amortize the estimated fair value of the options over the options’ vesting periods. Our pro forma information, as if we had adopted SFAS No. 123 as discussed above, follows:

	Three months ended
	March, 31
	2005	2004
Numerator:
Net income, as reported	$140,197	$150,787
Less - total stock-based compensation expense determined
under the fair value based method, net of
applicable taxes	-	15,011

Pro forma net income	$140,197	$135,776

Basic-as reported	$0.14	$0.16

Basic-pro forma	$0.14	$0.14

Weighted average shares outstanding	976,965	975,298

Diluted-as reported	$0.14	$0.15

Diluted-pro forma	$0.14	$0.14

Weighted average shares outstanding	1,005,566	1,002,167

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. We are required apply it beginning January 1, 2006 to options that vest on or after that date. All options we have issued to date have completely vested, and under our current option plan, we are authorized to issue additional options to purchase 4,996 shares. We do not anticipate issuing any options during 2005. Further, under stock exchange rules, we must submit any plan for additional options for stockholder approval; we do not expect to submit a plan for stockholder approval during 2005. To the extent we do not propose a new option plan, we do not expect the adoption of SFAS 123(R) to have a material adverse impact on our net income and net income per share.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. The statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, and we do not expect the adoption of SFAS No. 153 to have a material effect on our financial statements.

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

Our stockholders approved and adopted the 2002 Stock Incentive Plan in September 2002, and it provides for the issuance of incentive stock options, non-qualified stock options, restricted shares and other grants. The maximum number of shares that may be issued under the plan is 150,000. Generally, the option price may not be less than the fair market value of a share on the date that the option is granted, and the options generally vest either immediately or over two years. There were no changes in options outstanding during the three months ended March 31, 2005:

		Weighted
	Shares	average
	under	exercise
	option	price

Balance at the beginning of
the period	143,337	$12.39
Granted	-
Exercised	-
Cancelled	-

Balance at end of period	143,337	$12.39

Exercisable	143,337

Shares available for future
grants at March 31, 2005	4,996

The options expire in 2013 and 2014, and the weighted average remaining contractual life of these options is approximately nine years.

The following table sets forth the computation of basic and diluted earnings per share with respect to net income:

	Three months ended March 31,

	2005	2004
Numerator:
Income from continuing operations	$159,797	$154,178
Loss from discontinued operations	(19,600)	(3,391)

Net income	$140,197	$150,787

Denominator for basic earnings per
share - weighted average shares	976,965	975,298
Effect of dilutive securities - stock options	28,601	26,869

Denominator for diluted earnings per share
adjusted for weighted average shares	1,005,566	1,002,167

Basic earnings per share:
Income from continuing operations	$0.16	$0.16
Discontinued operations:
Loss from discontinued operations	$(0.02)	$-

Net income per share- basic	$0.14	$0.16

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NET INCOME, DIVIDENDS PER SHARE AND OPTION ACTIVITY, Continued

Diluted earnings per share:
Income from continuing operations	$0.16	$0.15
Discontinued operations:
Loss from discontinued operations	$(0.02)	$-

Net income per share- assuming dilution	$0.14	$0.15

Anti-dilutive items are excluded from this calculation.

NOTE 2—RENTAL REAL ESTATE

Our major categories of rental real estate are:

March 31, 2005

Land	$9,133,297
Buildings and improvements	40,115,765

49,249,062

Less accumulated depreciation	(4,989,431)

Net rental real estate	$44,259,631

Our major categories of rental real estate held for sale are:

March 31, 2005

Land	$618,667
Buildings and improvements	1,439,570

2,058,237

Less accumulated depreciation	(505,805)

Net rental real estate held for sale	$1,552,432

During 2004, we began the development of our Garden Grove Festival Center, a multi-tenant shopping center. As of March 31, 2005, we had construction in progress of $4,961,127, which includes land valued at its cost plus development expenditures, capitalized interest and accrued interest. We estimate that we will incur approximately $1,500,000 of additional development expenditures, until the project is complete in late 2005 or early 2006. We expect to fund the development cost from the construction loan secured by our Garden Grove property (Banco Popular), our Garden Grove Festival Center and our 717 West Del Paso Road property.

During the three months ended March 31, 2005, one tenant represented 10% or more of our total rental revenue including discontinued operations and another one tenant represented approximately 8%. For the three months ended March 31, 2004, no one tenant represented 10% of our total rental revenue including discontinued operations, although two tenants represented approximately 8% each.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—DISCONTINUED OPERATONS

On January 1, 2002, we adopted SFAS No. 144, whereby net income (loss) and gain on sale of real estate for properties sold or considered held for sale are reflected in our consolidated statements of income as “discontinued operations” for all periods presented. In addition, we have determined to separately reflect the assets and liabilities of properties held for sale or sold in the current period as “Rental real estate held for sale,” “Other assets related to rental real estate held for sale,” “Notes payable secured by rental real estate held for sale” and “Other liabilities related to rental real estate held for sale” in the balance sheets for all periods presented.

During the second quarter of 2004, we determined that the two Sacramento properties (717 and 721 West Del Paso Road) and the Fresno property no longer met the required criteria for classification as held for sale. Accordingly, we removed them from that category in our financial statements. In September 2004, we sold our Fresno property for a net gain of $344,314.

In accordance with SFAS No. 144, we have reclassified the results of two Sacramento properties (717 and 721 West Del Paso Road) from discontinued operations to continuing operations, for all periods presented. As required, we computed depreciation expense on those properties as if they have never been classified as held for sale, “catching up” the depreciation that was not expensed in prior periods. Further, results for the properties we have sold (including the Riverside property that we sold on May 9, 2005 and had previously agreed to sell) are included in discontinued operations for the three months ended March 31, 2005 and 2004 as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004

Revenues
Rental	$4,800	$91,450
Tenant Reimbursements	-	7,965

	4,800	99,415

Cost and expenses
Interest	23,773	33,700
General and administrative	-	39
Operating	627	14,631
Property tax	-	2,866
Impairment loss	-	51,570

	24,400	102,806

Net loss from discontinued operations	$19,600	$3,391

In the three months ended March 31, 2004, we recorded impairment write-downs on the Riverside property that totaled $51,570. As of March 31, 2005, we believe the Riverside property is properly valued in our accounts. This value is based on both the value of the property itself and the value of the future lease payments. On May 9, 2005, we sold the Riverside property for a gain of approximately $600,000.

During 2004, we recorded a fair value adjustment that reduced the operating income from our Riverside property to zero and reduced the carrying value of the property by a corresponding amount each period, as a portion of its fair value was previously determined to equal the present value of its expected future cash flows. The tenant of our Riverside property failed to make rent payments from January 31, 2005 to present, and we recognized no operating income from our Riverside property for the three months ended March 31, 2005.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—FUTURE MINIMUM RENTAL INCOME

As of March 31, 2005, future minimum rental income under the existing leases for rental real estate and rental real estate held for sale that have remaining noncancelable terms in excess of one year are as follows:

Years ending December 31,	Amount
2005	$4,952,486
2006	5,326,092
2007	4,443,411
2008	3,103,938
2009	2,298,649
Thereafter	10,594,518

Total	$30,719,094

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

NOTE 5—RELATED PARTY TRANSACTIONS

We acquired 2.5 acres of land in March 2003 and are building an approximate 30,000 square foot shopping center on the land. A firm owned by Mr. Gary Coursey, one of our directors, provides architectural services for this project. During the three-month periods ended March 31, 2005 and 2004, we paid $0 and $54,847 respectively, to Mr. Coursey’s firm.

We have retained Isakson-Barnhart Properties, Inc. as the property manager of our Northlake Festival Shopping Center in Atlanta, Georgia. Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties supervises the project. Under this agreement, we paid a total of $75,387 and $45,902, respectively, to Isakson-Barnhart Properties in the three months ended March 31, 2005 and 2004. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to our retail shopping center.

During October 2004, we purchased 20,000 shares of our common stock at the fair market value, plus brokerage commissions, for a total of $13.52 per share. During November 2004, we sold 12,000 shares of our common stock at $13.52 to a company that is co-managed by Mr. Allen K. Meredith, our President and Chief Executive Officer. We have entered into an agreement with Mr. Meredith that Mr. Meredith or his affiliates will purchase the remaining 8,000 shares we hold as treasury stock at $13.52 per share, our cost for such shares, on or before March 31, 2005. To date, Mr. Meredith has not purchased these shares.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—NOTES PAYABLE

Notes payable consist of the following:

March 31,	2005
Notes payable secured by rental real estate:
6.97% promissory note secured by our Folsom property, monthly principal and interest payments of $32,567 due September 1, 2009 with a balloon
payment of $4,479,793	$4,777,737
Variable rate interest only promissory note secured by our Garden Grove property (Banco Popular), land we have begun to develop in Garden
Grove and our 717 West Del Paso Road property. The note bears interest rate at prime plus 1.25% (7.00% at March 31, 2005), is due
November 29, 2005 and is a construction loan for the improvements on the land we hold in Garden Grove under which we may borrow up to
$6,500,000	2,743,727
6.97% promissory note secured by our Irvine property, monthly principal and interest payments of $25,105 due September 1, 2009 with a balloon
payment of $3,453,364	3,683,041
7.64% promissory note secured by our Atlanta, GA property (Northlake
Festival Shopping Center), monthly principal and interest payments of
$124,753 fully amortizing with the final payment due December 1,
2027. Starting December 2010, year 13 of the note, the interest rate
increases to a minimum of 9.64%	16,129,909
8.33% promissory note secured by our Roseville property, monthly
principal and interest payments are $11,510 due July 1, 2008	1,298,653
6.97% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276 due September 1,
2009 with a balloon payment of $1,551,049	1,654,206
6.97% promissory note secured by our Tustin property, monthly principal and interest payments of $30,677 due September 1, 2009 with a balloon
payment of $4,219,765	4,500,414

Subtotal - notes payable secured by rental real estate	34,787,687

Notes payable secured by rental real estate held for sale:

8.25% promissory note secured by our Riverside property, monthly principal and interest payments of $9,116, due March 8, 2005. On
April 28, 2005, we agreed with the lender to extend the maturity date of the note from March 8, 2005 to May 31, 2005, made an additional
$50,000 principal payment and agreed to a new interest rate of 8.50%
On May 9, 2005, we sold this property and paid off the loan	1,053,423

Total notes payable	35,841,110

Many of our notes payable contain significant penalties should we pay off the loan before its scheduled maturity. Some of these notes also contain “cross collateral” provisions where the note holder has security rights against properties other than the primary property securing the note.

During the three months ended March 31, 2005 and 2004, we incurred interest expense of $568,144 and $628,722, respectively, and capitalized interest of $60,983 and $47,756, respectively.

The aggregate annual future maturities at March 31, 2005 of notes payable secured by rental real estate and notes payable secured by rental real estate held for sale are as follows:

Years ending December 31,	Amount
2005	$4,157,945
2006	513,925
2007	553,461
2008	1,763,425
2009	14,222,601
Thereafter	14,629,753

Total	$35,841,110

NOTE 7—TAXES ON INCOME

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended, for federal income tax purposes. This requires, among a number of other organizational and operational requirements, that we distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. In addition, California and Georgia, the states in which we own and operate real estate properties, have provisions equivalent to the federal REIT provisions. Accordingly, we have made no provision for federal or state income taxes in the accompanying financial statements.

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Three months ended March 31,	2005	2004
Cash paid during the period for interest	$552,548	$645,298

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
nor more than $2,400,000 per year

We have entered into an employment agreements with Allen K. Meredith, our President and Chief Executive Officer, and Charles P. Wingard, our Chief Financial Officer, under which we would be obligated to make severance payments to either or both of them upon their termination or resignation for certain reasons, of one year’s salary plus bonus, if any.

We have entered into an agreement with Mr. Meredith that he or his affiliates will purchase the 8,000 shares we hold as treasury stock at $13.52 per share, our cost for such shares, on or before March 31, 2005. To date, Mr. Meredith has not purchased these shares.

We are a defendant in a lawsuit entitled John Lonberg & Ruthee Goldkorn v. Sanborn Theaters, Inc., a California Corporation Doing Business as Marketplace Cinema and So-Cal Cinema, Inc., a California Corporation; and Salts-Troutman-Kaneshiro, Inc., West Coast Realty Investors, Inc., USDC Central District of California, Eastern Division Case No. CV-97-6598AHM (JGx). This is an Americans with Disabilities Act claim brought against the Market Place Cinema, our Riverside property that we sold on May 9, 2005. We owned the theater and leased it to Sanborn Theaters, Inc., which operated it. The plaintiffs allege certain features of the theater discriminated against them and violated state and federal disabled access laws. The plaintiffs demand statutory damages, damages for emotional distress, a “lodestar” multiplier, attorneys’ fees and punitive damages. Although the plaintiffs have not quantified their damages, we expect that their claims will exceed $300,000. The United States Department of Justice has intervened in this suit. This case has now been stayed pending the outcome of a similar case filed against AMC Theaters. We cannot determine the likelihood of

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an unfavorable outcome or range of potential loss, if any. We believe we have complied with all applicable provisions of law and intend to vigorously defend the allegations contained in the lawsuit. We believe that the lawsuit will not have a material impact on our continuing operations, future cash flows or overall financial condition.

The tenant in our Ontario property, Adelphia Communications, Inc. (Adelphia), has filed for bankruptcy protection. Presently, the rent is current. Several companies have claimed amounts due for remodeling work and other work ordered by Adelphia on our property, and they have filed mechanics’ liens on our property. We have not yet determined the validity of these liens, and there may be defenses to these claims. If our lease with Adelphia is affirmed in the bankruptcy proceeding, then Adelphia would be responsible for the discharge of these claims. If our lease with Adelphia is not affirmed in the bankruptcy proceeding, and the bankruptcy proceedings do not fully pay these creditors, then we would be responsible for these claims to the extent they are valid, if at all. We believe that these liens will not have a material impact on our continuing operations or overall financial condition. Recently, Time Warner and Comcast have agreed to buy the assets of Adelphia. We do not know, however if this transaction will have an effect on our lease.

We lease our corporate office in Menlo Park and have committed to pay rent of approximately $81,000 per year for 2005 and 2006. We lease office space and obtain related services in Los Angeles on a month-to-month basis at $1,000 per month.

NOTE 10 — SUBSEQUENT EVENTS

Sale of Riverside Property

On April 28, 2005, we extended the maturity date of the note secured by our Riverside property to May 31, 2005, under the same terms, except that we made a $50,000 principal payment and agreed to a new interest rate of 8.50%. On May 9, 2005, we sold our Riverside property for a gross sales price of approximately $2,340,000 and a gain of approximately $600,000. Our net cash proceeds after repaying the debt secured by the property and paying closing costs were approximately $1,129,000.

Contract to Sell 721 West Del Paso Road Property in Sacramento

On May 3, 2005, pursuant to a sales agreement, the buyer’s $150,000 in escrow became non refundable on our 721 West Del Paso Road property in Sacramento. The gross sales price under the agreement is approximately $825,000 and the sale is scheduled to close on June 15, 2005.

Reduction in Quarterly Dividend to $0.20 Per Share

On May 12, 2005, our board of directors declared a dividend of $0.20 per share to the stockholders of record on May 26, 2005, payable on June 7, 2005. This represents a reduction of $0.05 per share from our previous quarter’s dividend of $0.25 per share.

      ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

o	the commercial real estate market;
o	our future revenues;
o	our future revenue mix, net operating income and operating results;
o	our future cash requirements;
o	our critical accounting estimates;
o	competition, our competitors and our ability to compete;
o	our financial and managerial controls, reporting systems and procedures, and other systems and processes;
o	property values;
o	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease, or the likelihood that it will default upon a property lease;
o	vacancies;
o	interest rates;
o	our operating costs;
o	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;
o	our ability to meet our debt obligations, including the loan that matures in 2005 that is secured by our Garden Grove Festival property;
o	the proposed sales of certain properties;
o	our ability to obtain outside financing;
o	identifying, acquiring and successfully integrating new properties;
o	the type and locations of real estate investments we may make;
o	our ability to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;
o	our ability to successfully construct the planned shopping center on 2.5 acres in Garden Grove, California;
o	environmental risks;
o	natural disasters and other threats to our properties; and
o	the economies of the geographic areas where our properties are located.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the portion of this Item 2 entitled “Risk Factors – That May Affect Future Results.” We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-QSB.

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

Dividends are declared by the board of directors and are based on a variety of factors, including the previous quarter’s net income (loss) from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board of directors deems appropriate. During the quarter ended March 31, 2005, cash provided from operating activities was less than the dividends we paid. On May 12, 2005, the board of directors declared a dividend of $0.20 per share, payable on June 7, 2005. This dividend rate represents a $.05 per share reduction from the per share dividend level of the prior quarter. We cannot assure stockholders that we will maintain the quarterly dividend at that level or that we will in fact pay dividends in any future period.

At March 31, 2005, we had a real estate portfolio of 11 properties, including:

o	three light industrial properties totaling 151,225 square feet;
o	one retail shopping center of 321,621 square feet;
o	one restaurant facility of 5,133 square feet;

o	five suburban office properties totaling 114,606 square feet; and
o	one property held for sale totaling 25,000 square feet.

In addition, we are constructing a multi-tenant shopping center comprising approximately 30,000 square feet on a 2.5 – acre parcel of land in Garden Grove, California. We sometimes referred to this project as our Garden Grove Festival development or property.

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

We believe that the following factors and events will pose particular challenges for us in 2005 and beyond. The following statements are forward-looking statements within the meaning of the federal securities laws, and these factors and others are addressed in more detail in Risk Factors That May Affect Future Results.

o	Existing and Anticipated Vacancies. At present, our portfolio is approximately 91% leased, although some tenants have vacated the lease premises and continue to pay rent. In May 2004, our lease with AMC Theaters, comprising 26,900 square feet in our Northlake Festival property, expired. AMC Theaters has not occupied the space since 2002, and we do not expect to be able to lease this space in 2005. We are exploring options to reconfigure the space to be suitable for other uses, and we may incur significant costs to complete such a renovation, including the lack of income during a construction and lease up period. Another two tenants have vacated approximately 16,000 and 13,500 square feet but are still liable under leases through September 2005 and January 2019, respectively. Our lease of 19,800 square feet of space in two Sacramento properties expired in July 2004, although the tenant paid rent on a month-to-month basis through September 30, 2004 and continues to lease 1,575 square feet on a month-to-month basis. We may incur significant costs as we attempt to re-lease these spaces, and we may be unable to re-lease the space in a timely manner. The lease for approximately 38,000 square feet on our Tustin property expires on September 30, 2005, and we may not be able to re-lease the space at the same rent level, or for the square footage.

o	Loss of Revenues from Disposed Properties. We sold our Fresno property in September 2004 and our Riverside property in May 2005. We will no longer receive any revenues from the properties we sell or other properties we may potentially sell.

o	Development of Garden Grove Property. Part of our business plan and growth strategy involves divesting vacant and other select properties and redeploying the net cash proceeds into new properties where we expect the yield and long-term growth to be greater. Consistent with that strategy, we have sold several properties as noted above. We purchased a 2.5-acre parcel of undeveloped land in Garden Grove and we have begun the construction of a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel. We believe that our cash flow from operations will begin to improve as we finish the development and complete the lease – up of this shopping center.

o	Debt maturities. Our construction loan secured by our Garden Grove property is scheduled to mature in fourth quarter of 2005, with a balloon payment equal to the amount outstanding on the construction loan. We may borrow up to $6,500,000, and as of March 31, 2005, the total amount outstanding on this loan was $2,743,727. We are planning to pay off or extend the maturity date of the loan as described in Liquidity and Capital Resources below, but we may not be able to do so as we expect. In the event we are unable to pay off or extend the maturity date of the loan, we have an option to roll the loan into a 5-year promissory note, secured by our Garden Grove property.

o	Lease with Adelphia Communications, Inc. in our Ontario property. Adelphia has filed for bankruptcy protection, and although it is current in its lease payments with us, a bankruptcy court could terminate the lease. Further, various companies have filed liens against the property for remodeling work ordered by Adelphia. If the bankruptcy court terminates our lease, the payments to the creditors from the bankruptcy proceedings are less than their claims and the liens are indeed valid, then we would be responsible for the obligations. Recently, Time Warner and Comcast have agreed to buy the assets of Adelphia. We do not know, however if this transaction will have an effect on our lease.

As of March 31, 2005, we had total assets of $54,392,014, total secured indebtedness of $35,841,110, total liabilities of $36,844,939 and a debt-to-total assets ratio of 66%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

On January 1, 2002, we adopted SFAS No. 144, whereby net income (loss) and gain on sale of real estate for properties sold or considered held for sale are reflected in our consolidated statements of income as “discontinued operations” for all periods presented. In addition, we have determined to separately reflect the assets and liabilities of properties held for sale or sold in the current period as “Rental real estate held for sale,” “Other assets related to rental real estate held for sale,” “Notes payable secured by rental real estate held for sale” and “Other liabilities related rental real estate held for sale” in the balance sheets for all periods presented.

During the second quarter of 2004, we determined that the two Sacramento properties (717 and 721 West Del Paso Road) and the Fresno property no longer met the required criteria for classification as held for sale. Accordingly, we removed them from that category in our financial statements. In September 2004, we sold our Fresno property for a net gain of $344,314.

In accordance with SFAS No. 144, we have reclassified the results of two Sacramento properties (717 and 721 West Del Paso Road) from discontinued operations to continuing operations, for all periods presented. As required, we computed depreciation expense on those properties as if they have never been classified as held for sale, “catching up” the depreciation that was not expensed in prior periods. Further, results for the properties we have sold (including the Riverside property that we sold on May 9, 2005 and had previously agreed to sell) are included in discontinued operations for the three months ended March 31, 2005 and 2004. Operations for the three months ended March 31, 2005 and 2004 represented full quarters of rental operations for all of our properties we classify as continuing operations.

Results of Operations

                  Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Rental revenue decreased by $139,666 (8%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, primarily due to:

(a)	the expiration in May 2004 of the 26,900 square feet lease with AMC Theaters at our Northlake Festival property, which provided approximately $90,000 of additional revenue for the three months ended March 31, 2004 and
(b)	our receiving rent on only 1,575 square feet of space in our 717 West Del Paso Road property in 2005 period compared to our receiving rent on 19,800 square feet of space at our 717 and 721 West Del Paso Road properties in the 2004 period, which provided approximately $50,000 of additional revenue for the three months ended March 31, 2004.

Tenant reimbursements decreased by $11,186 (4%) for the quarter ended March 31, 2005, compared to the quarter ended March 31 2004, primarily due to vacancies at our Northlake Festival property and lower common area charges at our Folsom property.

Interest expense decreased by $60,578 (10%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, primarily due to paying off the loan secured by our Ontario property on March 1, 2004.

General and administrative costs increased by $24,846 (8%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. This increase was principally due to slightly higher accounting, salary and rent expenses.

Depreciation expense decreased by $77,575 (22%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, due largely to reclassifying the Roseville property to the operating category in the first quarter of 2004 and charging depreciation of $90,000 for that property in 2004 but not in 2005, to “catch up” the depreciation that was not expensed in prior periods as required. This decrease was offset in part by reclassifying the two Sacramento properties (717 and 721 West Del Paso Road) to the operating category in June 2004 and charging depreciation of approximately $6,500 for those properties in 2005 but not in 2004.

Ground rent decreased by $14,051 (6%) for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, due to lower rental income in the Northlake Festival property in 2005, which in turn reduced the ground rent payable under our lease with the ground lessor.

Operating expenses decreased by $41,278 (16%) in the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, due primarily to lower insurance and utility costs at our Northlake Festival property.

Property tax expense increased by $10,584 (8%) in the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, primarily due to the vacant space at our 717 and 721 West Del Paso Road, for which we no longer can be reimbursed for property taxes owed.

Loss from discontinued operations increased by $16,209 for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, primarily due to (a) the sale of our Fresno property during September 2004 and (b) the failure of our Riverside tenant to pay any rent in the period ended March 31, 2005.

Net income for the quarter ended March 31, 2005 was $140,197 compared to $150,787 for the quarter ended March 31, 2004. This slight decrease was due primarily to lower revenues and a higher loss from discontinued operations, offset in part by lower interest, depreciation and operating expenses.

The diluted weighted average number of shares outstanding was 1,005,566 and 1,002,167 for the quarters ended March 31, 2005 and 2004, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution decreased to $0.14 for the quarter ended March 31, 2005 from $0.15 for the quarter ended March 31, 2004.

Liquidity and Capital Resources

Our primary source of liquidity to fund distributions, principal payments on notes payable and minor capital expenditures is our cash flows from operating activities. To qualify as a REIT for federal income tax purposes, among other requirements, we must distribute annually at least 90% of our REIT taxable income (excluding capital gains). Accordingly, we currently intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to holders of our common stock. On May 12, 2005, the board of directors declared a dividend of $0.20 per share, a reduction of $0.05 per share from prior quarterly dividends. As a policy, we keep cash balances on hand for reserves for unexpected cash requirements. Our primary sources for liquidity to fund asset acquisitions, major capital expenditures and balloon payments on notes payable are the proceeds from refinancing selected existing notes payable and from selling selected properties. Further, we may attempt to obtain funding by entering into joint ventures or issuing additional equity in the form of common or preferred stock.

The following table presents our contractual cash obligations as of March 31, 2005:

	Payments Due by Period
		Less than 1
Contractual Obligations	Total	year	1 to 3 Years	3 to 5 Years	Over 5 Years
Notes payable secured by
rental real estate and
real estate held for sale (1)	$35,841,110	$4,274,370	$1,067,386	$15,934,946	$14,564,408
Minimum payments due under
the ground lease at
the Northlake Festival
property (2)	31,500,000	600,000	1,200,000	1,200,000	28,500,000
Other	141,750	81,000	60,750	-	-

Total Contractual Cash
Obligations	$67,482,860	$4,955,370	$2,328,136	$17,134,946	$43,064,408

(1)	See Note 6– Notes Payable of the notes to the financial statements included in this report for a detailed description of our notes payable. The amounts shown under Total and Less than 1 year columns include the $1,053,423 Riverside loan that we repaid on May 9, 2005 out of the proceeds from the sale of that property.

(2)	See Note 9– Commitments and Contingencies of the notes to the financial statements included in this report for a description of the terms of this ground lease.

In addition to the payments due in the table above, we also have employment contracts with our two officers.

At March 31, 2005, our total investments in rental real estate and rental real estate held for sale totaled $45,812,064 for eleven properties. In addition, we own a parcel of land valued at $4,961,127 on which we are building the Garden Grove Festival shopping center. Depending upon the availability and cost of external capital, we anticipate making additional investments in suburban office, retail shopping center and light industrial properties, although we may invest in other types of real estate. We intend to fund new investments from (a) existing cash balances (subject to maintaining reasonable cash reserves), (b) proceeds from refinancing selected notes payable to higher balances and (c) the net proceeds from asset sales. We may consider other sources of possible funding, including entering into joint ventures or issuing additional equity in the form of common or preferred stock. To increase our financial flexibility, we may seek to obtain a revolving line of credit, although there can be no assurance we will be successful.

Our $2,743,727 loan secured by our Garden Grove Festival shopping center (under which we may borrow up to $6,500,000) is scheduled to mature in November 2005. Although we believe we will be able to extend the maturity date for this loan or refinance it with a permanent mortgage loan, we may be unable to do so. In the event we are unable to pay off or extend the maturity date of the loan, we have an option to roll the loan into a 5-year promissory note, secured by our Garden Grove property. We do not believe we will be able to use our Ontario property as security for a loan until the bankruptcy court accepts our lease with the tenant (if the lease is accepted, if at all), and we cannot estimate when the bankruptcy court may act. Further, we anticipate the following significant needs for cash during the remainder of 2005 and 2006:

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

We believe our liquidity and various sources of capital are sufficient to fund operations including capital expenditures and leasing commissions, meet debt service and dividend requirements under the Internal Revenue Code for REIT status and finance future investments, although we cannot assure you we will be successful in obtaining such capital. On May 12, 2005, the board of directors declared a dividend of $0.20 per share, payable on June 7, 2005. This dividend rate represents a $.05 per share reduction from the per share dividend level of the prior quarter. We cannot assure stockholders that we will maintain the quarterly dividend level or that we will pay dividends in any future period. Further, on May 9 2005, we sold our Riverside property for a gross sales price of approximately $2,300,000, and the company’s total cost for the property was approximately $3,900,000. After accumulated depreciation of approximately $600,000 and write-downs to fair market value of approximately $1,600,000, the company recognized a gain of approximately $600,000 and received proceeds of approximately $1,129,000. We believe our properties are in good condition without significant deferred maintenance obligations, and many are leased under “triple-net” leases, which reduce our risk pertaining to excessive maintenance and operating costs. However, we anticipate we will continue to require outside sources of financing to meet our liquidity needs beyond 2005, such as scheduled debt repayments (including balloon payments on our debt) and property acquisitions.

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

Cash Flows in 2005

Our cash resources decreased $287,573 during the three months ended March 31, 2005. Cash provided by operating activities in this period was $98,380, primarily from net income adjusted for non-cash items such as depreciation and amortization. Investing activities in 2005 used $494,726 of cash resources, primarily from expenditures for the development of our Garden Grove Festival property and improvements at our Northlake Festival property. For the three months ended March 31, 2005, financing activities provided $108,773 in cash resources, due largely to proceeds from our construction loan for the improvements on the land we hold in Garden Grove, offset by dividends of $242,241 and scheduled payments on our other outstanding notes.

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

Revenue Recognition. We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Some of our leases also provide for additional revenue based on contingent percentage income. We record this revenue on an accrual basis once the tenant achieves the targeted percentage of income. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred, except for several tenants where the revenue is recognized when the revenue is billable to the tenant under the lease. Rents due, but not yet collected, are recognized to the extent determined by management to be collectible. While we believe that the likelihood of collection of amounts over six months past due is low, we reserve for uncollectible accounts on a case-by-case basis. As of March 31, 2005, we had approximately $108,000 in receivables over 90 months old and we have provided approximately $166,200 for uncollectible receivables.

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

Capitalized Interest. We capitalize direct costs associated with our development and construction activities. We capitalize interest on qualifying construction expenditures in accordance with SFAS No. 34 “Capitalization of Interest Cost”. During the development and construction of a new property, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the construction of the property becomes substantially complete and the property becomes available for initial occupancy by tenants. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. We are required to apply it beginning January 1, 2006 to options that vest on or after that date. All options we have issued to date are completely vested and under our current option plan, we are authorized to issue additional options to purchase 4,996 shares. We do not anticipate issuing any options during 2005. Further, under stock exchange rules, we must submit any plan for additional options for stockholder approval. We do not expect to submit a plan for stockholder approval during 2005. To the extent we do not propose a new option plan, we do not expect the adoption of SFAS 123(R) to have a material adverse impact on our net income and net income per share.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. The statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, and we do not expect the adoption of SFAS No. 153 to have a material effect on our financial statements.

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

While we have declared quarterly dividends on our common stock regularly in the past, the declaration and payment of dividends is subject to the discretion of our board of directors. Any determination as to the payment of dividends, as well as the level of those dividends, will depend on, among other items, our financial results and condition, general economic and business conditions, our strategic plans and contractual, legal and regulatory restrictions on our ability to pay dividends. On September 30, 2003, our board of directors reduced the dividend for the quarter ended September 30, 2003 to $0.25 per share, and we subsequently paid dividends at the $0.25 per share rate through the first quarter of 2005. On May 12, 2005, the board of directors declared a dividend of $0.20 per share, payable on June 7, 2005. This dividend rate represents a $.05 per share reduction from the per share dividend level of the prior quarter. We cannot assure stockholders that we will maintain the current quarterly dividend level or that we will pay dividends in any future period. We anticipate that our revenues in 2005 will be lower than in 2004 as a result of the following factors:

o	The 26,900 square foot space previously occupied by AMC Theatres in our Northlake Festival property will produce no revenue.
o	The space previously occupied by Cucina Holdings, Inc., as to a total of 19,800 square feet in our two Sacramento properties will produce revenue only on the 1,575 square feet they continue to rent on a month-to-month basis.
o	The 37,740 square feet lease on our Tustin property expires on September 30, 2005.
o	The tenant in our Riverside property did not pay rent for any period in 2005. We sold this property on May 9, 2005.
o	We sold our Fresno property during September 2004.
o	We anticipate additional costs in consulting, legal and audit fees in 2005 to comply with the provisions of the Sarbanes-Oxley Act of 2002.

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

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. During the three months ended March 31, 2005, the tenant in our Tustin property, Safeguard Business Systems, Inc., accounted for approximately 11% of our total rental revenue, including discontinued operations. Further, Tycom Corporation, a tenant in our Irvine property, directly accounted for over 8% of our total rental revenue, including discontinued operations. A tenant may attempt to terminate its lease before its scheduled term, or we may be unable to renew the lease with the tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy rates, re-leasing on less favorable economic terms and reduced net income. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

Northlake Festival represents approximately 50% of our revenues.

In the first quarter of 2005, the Northlake Festival property accounted for approximately 50% of our total rental revenues, including discontinued operations. At March 31, 2005, the occupancy for Northlake Festival was 88.8% compared to 97.6% at March 31, 2004. The decrease was primarily due to the expiration of the lease with AMC Theaters for 26,900 square feet. We do not expect to re-lease this space in 2005. If economic conditions in the area of Northlake Festival become depressed and the performance of that center is adversely affected, our overall financial condition and results of operations will be adversely affected as well.

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

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of March 31, 2005, we had total assets of $54,392,014, total secured indebtedness of $35,841,110, total liabilities of $36,844,939 and a debt-to-total assets ratio of 66%, using amounts calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

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

Using debt, whether with recourse to us generally or only with respect to a particular property, to acquire properties creates an opportunity for increased net income, but at the same time creates risks. We use debt to fund investments only when we believe it will enhance our risk-adjusted returns. We cannot be sure, however, that our use of leverage will prove to be beneficial. Additional leverage may:

o	increase our vulnerability to general adverse economic and industry conditions;
o	limit our flexibility in planning for, or reacting to, changes in our business and the REIT industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and
o	limit, along with the possible financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.

Any of the foregoing could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt.

We may be unable to renew, repay or refinance our debt financing, particularly our construction loan for our Garden Grove Festival shopping center, which matures in November 2005.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. Our $2,743,727 construction loan for our Garden Grove shopping center (under which we may borrow up to $6,500,000), is scheduled to mature in November 2005. For this loan, as with many of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase due to rising interest rates.

We have incurred and may in the future again incur debt that bears interest at a variable rate. As of March 31, 2005, we have a $2,743,727 loan that bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to pay dividends to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to expect a higher dividend yield, which could adversely affect the market price of our common stock.

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

Further, the loan documents from our August 2002 refinancing contain cross-collateral provisions. If one of the four loans is in default, the lender forecloses on the property securing that loan, and the proceeds from the foreclosure are not sufficient to repay the defaulted loan in full, the lender can foreclose upon one or more of the other three properties to recover the loan. Previously, we had no such cross-collateral provisions in our loans. In addition, the construction loan on the development of our Garden Grove Festival shopping center and our Banco Popular property is also secured by our 717 West Del Paso Road property.

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

Risk Related to SEC Regulation

If our internal control over financial reporting is not considered effective, investors could lose confidence in our financial reports and our stock price could be adversely affected.

To comply with Section 404 of the Sarbanes-Oxley Act of 2002, we must furnish a report by our management on our internal control over financial reporting with our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. The report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of that fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting. Material weakness in internal controls over financial reporting is defined as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The report will also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal controls. We currently expect to begin testing of our internal controls during the second quarter of fiscal 2006. This testing includes documenting our procedures and an analysis of the segregation of duties. Because we currently have only four employees we may not be able to achieve an adequate segregation of duties without hiring additional personnel and incurring additional costs. In the course of our evaluation and testing of internal controls, we may identify areas for improvement in the documentation, design and effectiveness of our internal controls, and these areas of improvement may be material. We may elect or be required to disclose those weaknesses before we have remediated them. Any disclosure of this nature may adversely affect our stock price Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance at this time regarding our conclusions, or regarding the conclusions of our independent auditor, as of December 31, 2006 with respect to the effectiveness of our internal controls over financial reporting. In any event, we expect to incur material costs in complying with Section 404.

Risk Related to Provisions that Could Limit a Change in Control or Deter a Takeover

Restrictions in our organizational documents and Delaware law could limit a change in control or deter a takeover.

A number of the provisions in our certificate of incorporation and bylaws have or may have the effect of deterring a takeover of the company. These provisions include:

o	REIT protective provisions that limit stock ownership to 2.5% for anyone other than Mr. Allen Meredith, our President, Chairman and Chief Executive Officer or persons who owned more than 2.5% prior to the amendment of our certificate of Incorporation on November 15, 2004;
o	a classified board of directors with staggered, three-year terms;
o	provisions giving the board of directors sole power to set the number of directors;
o	provisions giving stockholders the right to remove directors only for cause and only by the affirmative vote of a majority of the total voting power of the outstanding shares;
o	prohibition on stockholders from calling special meetings of stockholders; and
o	advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings.

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

We have entered into change of control agreements with Mr. Meredith, our President, Chairman and Chief Executive Officer, and Mr. Wingard, our Vice President and Chief Financial Officer, providing for the payment of money to them upon the occurrence of a change of control, as defined in these agreements. If either Mr. Meredith or Mr. Wingard resigns or is terminated within one year following a change of control, we will make a severance payment equal to a portion of the executive’s base salary, his average bonus over last three years and medical and other benefits. Based upon their current salaries and benefit levels, this provision would result in payments totaling at least $210,000 to Mr. Meredith and $133,875 to Mr. Wingard. The agreements with Mr. Meredith and Mr. Wingard may deter changes of control because of the increased cost for a third party to acquire control of us, thus limiting the opportunity for stockholders to receive a premium for our common stock over then-prevailing market prices.

Tax Risks

Although we believe we are organized and are operating to qualify as a REIT under the Internal Revenue Code, we cannot give assurances that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified.

We may incur tax liabilities as a consequence of failure to qualify as a REIT.

Qualification as a REIT involves both the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, to qualify as a REIT, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources represent more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply. Even if those relief provisions apply, a tax would be imposed with respect to excess net income, which could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. We cannot give assurances that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost. This treatment would reduce funds available for investment or distributions to stockholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make, and indeed may not make, distributions to stockholders. To the extent that distributions to stockholders would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Further, to maintain our real estate investment trust status, we may borrow funds on a short-term basis to meet the real estate investment trust distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The plaintiffs alleged violations of the federal Americans with Disabilities Act and the California Unruh Civil Rights Act with respect to their movie-going experiences, including inadequate physical accommodations for individuals with disabilities and insensitive theater personnel. Sanborn Theaters, Inc (“Sanborn”) is the tenant and theater operator. Salts, Troutman and Kaneshiro, Inc. is the architect who designed the theater and its interiors. (We sold the theater on May 9, 2005.)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.  OTHER INFORMATION

        On May 16, 2005, we issued the press release appended hereto at Exhibit 99.1. The press release reported that our board of directors approved a dividend of $0.20 per share on our common stock for the quarter ended March 31, 2005. The dividend is $0.05 less than the prior quarter’s dividend. The dividend will be payable on June 8, 2005 to stockholders of record as of May 27, 2005. The press release also explained some of the reasons for the decrease in the dividend and described some of the risks we are facing. For further information, please see the text of the press release.

ITEM 6.  EXHIBITS

No.	Description

31.1	Certification of Allen K. Meredith pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Charles P. Wingard pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Allen K. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles P. Wingard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated May 16, 2005.

SIGNATURES

                Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meredith Enterprises, Inc.

Dated: May 12, 2005	/s/ Charles P. Wingard Charles P. Wingard Chief Financial Officer (principal financial and accounting officer)