Form 10QSB
period 2005-06-30
MEREDITH ENTERPRISES INC
filed 2005-08-05
CIK 858346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Yes     X         No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 3, 2005, there were 953,981 shares of the issuer’s common stock outstanding (net of 22,984 shares held in treasury).

          Transitional Small Business Disclosure Format (check one):  Yes          No  X

MEREDITH ENTERPRISES, INC.

REPORT ON FORM 10-QSBFOR
THE QUARTERLY PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS

TABLE OF CONTENTS

Part I – Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet-
As of June 30, 2005 (unaudited)	3
Consolidated Statements of Income (unaudited)-
Three months and six months ended June 30, 2005 and 2004	4
Consolidated Statements of Cash Flows (unaudited)-
Six months ended June 30, 2005 and 2004	5
Consolidated Statement of Stockholders’ Equity (unaudited)-
Six months ended June 30, 2005	6
Summary of Accounting Policies	7
Notes to Consolidated Financial Statements	11

Item 2. Management’s Discussion and Analysis or Plan of Operation	18
Item 3. Controls and Procedures	34

Part II – Other Information
Item 1. Legal Proceedings	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	36
Item 6. Exhibits	36
Signatures	3

As used in this Report on Form 10-QSB, unless the context otherwise requires, the terms “we,” “us,” and “our” refer to Meredith Enterprises, Inc., a Delaware corporation.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEREDITH ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET

June 30,	2005
(Unaudited)

Assets

Rental real estate, less accumulated depreciation (Notes 2, 4 and 6)	$43,354,346
Rental real estate held for sale, net (Notes 2 and 6)	589,539
Construction in progress (Notes 2 and 6)	6,340,179
Cash and cash equivalents	2,356,456
Restricted cash	4,502
Deferred rent, net of allowance of $352,540 at June 30, 2005	527,658
Accounts receivable, net of allowance of $9,343 at June 30, 2005	-
Loan origination fees, net of accumulated amortization of $234,652 at June 30, 2005	510,397
Other assets	1,183,372
Other assets related to rental real estate held for sale	5,736

Total assets	$54,872,185

Liabilities and Stockholders' Equity

Liabilities

Notes payable secured by rental real estate (Note 6)	$35,974,493
Notes payable secured by rental real estate held for sale (Note 6)	-
Accounts payable and accrued liabilities	883,740
Security deposits and prepaid rent	255,972
Other liabilities related to rental real estate held for sale	-

Total liabilities	37,114,205

Commitments and contingencies (Note 9)	-

Stockholders' equity
Common stock $.01 par value; 4,000,000 shares authorized; 976,965
shares issued and outstanding as of June 30, 2005	9,770
Preferred stock; $.01 par value; 1,000,000 shares authorized; 0 shares
issued and outstanding as of June 30, 2005	-
Treasury stock at cost; 22,984 shares at June 30, 2005	(324,409)
Additional paid-in capital	27,193,876
Dividends in excess of retained earnings	(9,121,257)

Total stockholders' equity	17,757,980

Total liabilities and stockholders' equity	$54,872,185

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Rental (Notes 2 and 4)	$1,594,057	$1,749,643	$3,219,792	$3,455,540
Tenant reimbursements (Notes 2 and 4)	219,629	241,239	520,972	553,767
Interest	5,415	3,060	9,015	8,240

	1,819,101	1,993,942	3,749,779	4,017,547

Cost and expenses
Interest	585,648	583,169	1,153,791	1,211,891
General and administrative	360,226	366,312	711,368	692,603
Depreciation	265,121	303,859	531,732	650,641
Ground rent (Note 9)	222,408	228,825	451,326	471,794
Other operating	267,352	142,587	479,058	399,191
Property tax	135,430	127,993	270,860	255,156

	1,836,185	1,752,745	3,598,135	3,681,276

(Loss) income from continuing operations	(17,084)	241,197	151,644	336,271
Income (loss) from discontinued operations (Note 3):
Gain on sale of rental real estate held for sale	594,881	-	594,881	-
Income (loss) from discontinued operations	43,150	(88,581)	14,619	(32,868)

Net income	$620,947	$152,616	$761,144	$303,403

Net income per share-basic (Note 1):
(Loss) income from continuing operations	$(0.02)	$0.25	$0.16	$0.34
Discontinued operations:
Gain on sale of rental real estate held for sale	$0.61	$-	0.61	$-
Income (loss) from discontinued operations	$0.05	$(0.09)	$0.01	$(0.03)

Net income per share-basic	$0.64	$0.16	$0.78	$0.31

Weighted average shares outstanding	975,226	976,613	976,096	975,956

Net income per share-assuming dilution (Note 1):
(Loss) income from continuing operations	$(0.01)	$0.24	$0.15	$0.33
Discontinued operations:
Gain on sale of rental real estate held for sale	$0.59	$-	0.60	$-
Income (loss) from discontinued operations	$0.04	$(0.09)	$0.01	$(0.03)

Net income per share-assuming dilution	$0.62	$0.15	$0.76	$0.30

Weighted average shares outstanding	1,001,234	1,002,834	1,002,104	1,004,869

                See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30,	2005	2004
	(Unaudited)

Cash flows from operating activities
Net income	$761,144	$303,403
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	535,194	716,056
Fair value adjustment to property carrying value	-	91,061
Interest expense due to amortization of loan origination fees	34,884	34,884
Gain on sale of rental real estate held for sale	(594,881)	-
Increase (decrease) in cash flows from changes in
operating assets and liabilities:
Deferred rent	16,321	(10,223)
Accounts receivable	105,094	98,245
Other assets	(309,859)	(266,007)
Other assets related to rental real estate held for sale	44,424	15,153
Accounts payable and accrued liabilities	(49,436)	(81,857)
Security deposits and prepaid rent	32,084	(3,788)
Other liabilities related to rental real estate held for sale	(12,034)	10,547

Net cash provided by operating activities	562,935	907,474

Cash flows from investing activities
Proceeds released from escrow prior to sale	54,500	-
Expenditures on construction in progress	(1,910,378)	(257,445)
Proceeds from sale of rental real estate held for sale	2,179,177	-
Change in restricted cash	(4,502)	-
Capital expenditures on rental real estate	(18,140)	(48,160)

Net cash provided by (used in) investing activities	300,657	(305,605)

Cash flows from financing activities
Dividends paid	(436,034)	(488,066)
Purchase of treasury stock	(216,249)	-
Proceeds from exercise of stock options	-	17,086
Proceeds from notes payable	1,776,637	-
Payments on notes payable secured by rental real estate	(235,025)	(3,001,379)
Payments on notes payable secured by rental real estate held for sale	(1,057,213)	(9,629)

Net cash used in financing activities	(167,884)	(3,481,988)

Net increase (decrease) in cash and cash equivalents	695,708	(2,880,119)
Cash and cash equivalents, beginning of year	1,660,748	4,699,052

Cash and cash equivalents, end of period	$2,356,456	$1,818,933

See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock
						Dividends in
					Additional	Excess of
					Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2004	976,965	$9,770	8,000	$(108,160)	$27,193,876	$(9,446,367)	$17,649,119
Net income for the period	-	-	-	-	-	761,144	761,144
Purchase of treasury stock	-	-	14,984	(216,249)	-	-	(216,249)
Dividends declared ($0.45 per share)
(Note 1)	-	-	-	-	-	(436,034)	(436,034)

Balance, June 30, 2005	976,965	$9,770	22,984	$(324,409)	$27,193,876	$(9,121,257)	$17,757,980

                See accompanying summary of accounting policies and notes to consolidated financial statements.

MEREDITH ENTERPRISES, INC.

SUMMARY OF ACCOUNTING POLICIES

Business

Meredith Enterprises, Inc. (formerly West Coast Realty Investors, Inc.) was originally organized in October 1989 under the laws of the State of Delaware. We have elected tax status as a Real Estate Investment Trust (“REIT”) for federal and state income tax purposes since 1991. Our portfolio consists of light industrial, retail, suburban office properties and a restaurant property. As of June 30, 2005, all of our properties were located in California and Georgia, and we did not own any residential properties. Most of our leases are “triple-net” leases where the tenant is responsible for maintenance, taxes and insurance, either by directly paying such costs or reimbursing us for those costs through additional rental payments.

Rental Real Estate, Rental Real Estate Held for Sale and Depreciation

Assets are stated at lower of cost or net realizable value. Depreciation is computed using the straight-line method over the asset's estimated useful lives as follows:

•	rental real estate: 31.5 to 39 years;
•	leasehold improvements: Shorter of estimated useful life of 20 years or lease term;
•	furniture: 7 years

If facts and circumstances indicate that the cost of an asset may be impaired, we perform an evaluation of recoverability. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the carrying amount to determine if a write-down to fair value is required.

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

In the normal course of business, we may receive solicited or unsolicited offers to purchase our properties. For the offers we accept, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held for sale” until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. Properties classified as held for sale are segregated from rental real estate in our financial statement presentation. As of June 30, 2005, we classified our 721 West Del Paso Road (Sacramento) property as “held for sale,” since it was listed for sale with real estate brokers, it was in suitable condition for sale, and we believed there was a high likelihood of sale in the near term. On July 1, 2005, we sold this property for a gross sales price of approximately $825,000 and we recognized a net gain of approximately $130,000 in connection with the sale. There can be no assurance that a property held for sale will be sold in the near term, at a price we consider acceptable, or at all.

Rental Income, Operating Expense and Capitalized Costs

We recognize rental revenue on a straight-line basis to the extent that rental revenue is deemed collectible. We capitalize improvements and betterments that increase the value of the property or extend its useful life.

We capitalize direct costs associated with our development and construction activities. We capitalize interest on qualifying construction expenditures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost.” During the development and construction of a new property, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the construction of the property becomes substantially complete and the property becomes available for initial occupancy by tenants. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

Acquisition Costs

We expense internal acquisition costs, in accordance with Emerging Issues Task Force 97-11, “Accounting for Internal Costs Relating to Real Estate Property Acquisitions.”

MEREDITH ENTERPRISES, INC.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” as promulgated by the Financial Accounting Standards Board (“FASB”), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. Other than net income, we do not have any components of comprehensive income in the three and six months ended June 30, 2005, and 2004.

Reclassifications

We have made certain reclassifications to the prior years’ financial statements for our properties held for sale from operating to discontinued operations, to conform to the presentation of the current period’s financial statements.

Descriptive Information about Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires certain descriptive information to be provided about an enterprise’s reportable segments. We have determined that we have one operating and reportable segment, rental real estate and rental real estate held for sale, which comprised 93% of our total assets at June 30, 2005 and over 99% of our total revenues (including discontinued operations) for the three and six months ended June 30, 2005 and 2004. All the rental real estate we own is located in California and Georgia. We do not use reporting by geographic region.

All revenues are from external customers, and there are no revenues from transactions with other segments. See Note 2 for tenants that contributed 10% or more of our total revenues for the three and six months ended June 30, 2005 and 2004. Interest expense on debt is not allocated to individual properties, even if such debt is secured by a specific property. Because we are organized as a REIT, we owe no federal or state income taxes and have accordingly made no provision for those taxes; see Note 7.

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

Pro forma information regarding net income and earnings per share required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, was determined as if we had accounted for the employee and non-employee director stock options granted in the periods indicated under the fair value method described in SFAS No. 148. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the six months ended June 30, 2004 (because all of our outstanding options became fully vested prior to 2005, there is no pro-forma stock-based compensation expense during the three and six months ended June 30, 2005):

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

For purposes of pro forma disclosures, we amortize the estimated fair value of the options over the options’ vesting periods. Our pro forma information, as if we had adopted SFAS No. 123 as discussed above, follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income, as reported	$620,947	$152,616	$761,144	$303,403
Less -total stock-based compensation expense determined
under the fair value based method, net of applicable
taxes	-	20,260	-	35,271

Pro forma net income	$620,947	$132,356	$761,144	$268,132

Basic-as reported	$0.64	$0.16	$0.78	$0.31

Basic-pro forma	$0.64	$0.14	$0.78	$0.27

Weighted average shares outstanding	975,226	976,613	976,096	975,956

Diluted-as reported	$0.62	$0.15	$0.76	$0.30

Diluted-pro forma	$0.62	$0.13	$0.76	$0.27

Weighted average shares outstanding	1,001,234	1,002,834	1,002,104	1,004,869

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

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. The statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, and the adoption of SFAS No. 153 did not have a material effect on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first fiscal quarter of 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NET INCOME, DIVIDENDS PER SHARE AND OPTION ACTIVITY

Dividends are declared by the board of directors and based on a variety of factors, including the previous quarter’s net income (loss) from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board of directors deems appropriate. In 2004 and for the first quarter of 2005, we paid quarterly dividends at the rate of $0.25 per share. On May 12, 2005, the board of directors declared a dividend of $0.20 per share, which was paid on June 7, 2005 to stockholders of record on May 27, 2005. The dividend rate represents a $0.05 per share reduction from the dividend level of the prior quarter. On July 28, 2005, the board of directors declared a dividend of $0.20 per share.

Our stockholders approved and adopted the 2002 Stock Incentive Plan in September 2002, and it provides for the issuance of incentive stock options, non-qualified stock options, restricted shares and other grants. The maximum number of shares that may be issued under the plan is 150,000. Generally, the option price may not be less than the fair market value of a share on the date that the option is granted, and the options generally vest either immediately or over two years. There were no changes in options outstanding during the six months ended June 30, 2005:

		Weighted
	Shares	average
	under	exercise
	option	price

Balance at the beginning of the period	143,337	$12.39
Granted	-
Exercised	-
Cancelled	-

Balance at end of period	143,337	$12.39

Exercisable	143,337

Shares available for future
grants at June 30, 2005	4,996

The options expire in 2013 and 2014, and the weighted average remaining contractual life of these options is approximately nine years. The following table sets forth the computation of basic and diluted earnings per share with respect to net income:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
(Loss) income from continuing operations	$(17,084)	$241,197	$151,644	$336,275
Gain on sale of rental real estate held for sale	594,881	-	594,881	-
Income (loss) from discontinued operations	43,150	(88,581)	14,619	(32,868)

Net income	$620,947	$152,616	$761,144	$303,403

Denominator for basic earnings per
share - weighted average shares	975,226	976,613	976,096	975,956
Effect of dilutive securities - stock options	26,008	26,221	26,008	28,913

Denominator for diluted earnings per share
adjusted for weighted average shares	1,001,234	1,002,834	1,002,104	1,004,869

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NET INCOME, DIVIDENDS PER SHARE AND OPTION ACTIVITY, Continued

	Three months ended				Six months ended
	June 30,				June 30,
	2005		2004		2005	2004
Basic earnings per share:
(Loss) income from continuing operations	$(0.0	2)	0.25		$0.16	$0.34
Discontinued operations:
Gain on sale of rental real estate held for sale	$0.61		-		$0.61	$-
Income (loss) from discontinued operations	$0.05		(0.09)		$0.01	$(0.0	3)

Net income per share- basic	$0.64		0.16		$0.78	$0.31

Diluted earnings per share:
(Loss) income from continuing operations	$(0.0	1)	$0.24		$0.15	$0.33
Discontinued operations:
Gain on sale of rental real estate held for sale	$0.59		$-		$0.60	$-
Income (loss) from discontinued operations	$0.04		$(0.0	9)	$0.01	$(0.0	3)

Net income per share- assuming dilution	$0.62		$0.15		$0.76	$0.30

Anti-dilutive items are excluded from this calculation.

NOTE 2—RENTAL REAL ESTATE

Our major categories of rental real estate are:

June 30, 2005

Land	$8,803,774
Buildings and improvements	39,715,607

48,519,381
Less accumulated depreciation	(5,165,035)

Net rental real estate	$43,354,346

Our major categories of rental real estate held for sale are:

June 30, 2005

Land	$275,024
Buildings and improvements	404,897

679,921
Less accumulated depreciation	(90,382)

Net rental real estate	$589,539

During 2004, we began the development of our Garden Grove Festival Center, a multi-tenant shopping center. As of June 30, 2005, our construction in progress on that property totaled $6,340,179, which includes land valued at its cost plus development expenditures, capitalized interest and accrued interest. We estimate that we will incur approximately $3,400,000 of additional development expenditures, until the project is complete in late 2005 or early 2006. We expect to fund the development cost from the construction

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan secured by our Garden Grove property (Banco Popular), our Garden Grove Festival Center and our 717 West Del Paso Road property in Sacramento.

During the three months ended June 30, 2005, one tenant represented 10% or more of our total rental revenue including discontinued operations and another two tenants represented approximately 8% each. For the three months ended June 30, 2004, no one tenant represented 10% of our total rental revenue including discontinued operations, although two tenants represented approximately 8% each.

NOTE 3—DISCONTINUED OPERATONS

On January 1, 2002, we adopted SFAS No. 144, whereby net income (loss) and gain on sale of real estate for properties sold or considered held for sale are reflected in our consolidated statements of income as “discontinued operations” for all periods presented. In addition, we have determined to separately reflect the assets and liabilities of properties held for sale or sold in the current period as “Rental real estate held for sale, net” “Other assets related to rental real estate held for sale,” “Notes payable secured by rental real estate held for sale” and “Other liabilities related to rental real estate held for sale” in the balance sheets for all periods presented.

During the second quarter of 2004, we determined that the two Sacramento properties (717 and 721 West Del Paso Road) and the Fresno property no longer met the required criteria for classification as held for sale. Accordingly, we removed them from that category in our financial statements and as required, we computed depreciation expense on those properties as if they had never been classified as held for sale, “catching up” the depreciation that was not expensed in prior periods. In September 2004, we sold our Fresno property for a net gain of $344,314, and in May 2005, we sold our Riverside property for a net gain of $594,881. As of June 30, 2005, we again classified our 721 West Del Paso Road property as held for sale, since it was listed for sale with real estate brokers, it was in suitable condition for sale and we believe there was a high likelihood of sale in the near term. On July 1, 2005, we sold the property for a gross sales price of approximately $825,000, and we recognized a net gain of approximately $130,000 in connection with the sale.

In accordance with SFAS No. 144, we have reclassified the results of the 721 West Del Paso Road as discontinued operations, since we had committed to sell the property as of June 30, 2005 and there was a firm commitment as of that date; see Note 10. Further, results for the properties we have sold are also included in discontinued operations for the three and six months ended June 30, 2005 and 2004 as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues
Rental	$53,062	$66,408	$57,862	$217,363
Tenant Reimbursements	22,396	10,590	22,396	18,555

	75,458	76,998	80,258	235,918

Cost and expenses
Interest	8,618	34,014	32,391	67,714
General and administrative	-	17	-	57
Depreciation	865	65,414	3,461	65,414
Operating	19,389	23,778	24,035	38,809
Property tax	3,436	2,865	5,752	5,731
Impairment loss	-	39,491	-	91,061

	32,308	165,579	65,639	268,786

Income (loss) before gain on sale of
rental real estate held for sale	43,150	(88,581)	14,619	(32,868)
Gain on rental real estate held for sale	594,881	-	594,881	-

Income (loss) from discontinued operations	$638,031	$(88,581)	$609,500	$(32,868)

During the three and six months ended June 30, 2004, we recorded fair value adjustments of $39,491 and $91,061, respectively, to reduce the operating income from our Riverside property to zero and reduce the carrying value of the property by a corresponding amount each period, as a portion of its fair value was previously determined to equal the present value of its expected future cash flows. The tenant of our Riverside property failed to make rent payments from January 1, 2005 to May 9, 2005, and we recognized no operating income from our Riverside property. On May 9, 2005, we sold the Riverside property for a net gain of $594,881. Subsequent to the sale of the property, we accepted a payment of $75,000, from the tenant, as settlement for the entire outstanding rent and other charges of approximately $143,000. The $75,000 was recorded during the three months ended June 30, 2005.

NOTE 4—FUTURE MINIMUM RENTAL INCOME

As of June 30, 2005, future minimum rental income under the existing leases for rental real estate and rental real estate held for sale that have remaining noncancelable terms in excess of one year are as follows:

Years ending December 31,	Amount
2005	$3,107,228
2006	5,366,805
2007	4,484,120
2008	3,138,506
2009	2,328,838
Thereafter	10,624,701

Total	$29,050,198

Future minimum rental income does not include lease renewals or new leases that may result after a non-cancelable lease expires.

NOTE 5—RELATED PARTY TRANSACTIONS

We acquired 2.5 acres of land in March 2003 and are building an approximate 30,000 square foot shopping center on the land. A firm owned by Mr. Gary Coursey, one of our directors, provides architectural services for this project. During the six months ended June 30, 2005 and 2004, we paid $19,227 and $61,277 respectively, to Mr. Coursey’s firm.

We have retained Isakson-Barnhart Properties, Inc. as the property manager of our Northlake Festival Shopping Center in Atlanta, Georgia. Isakson-Barnhart Properties manages over 1.0 million square feet of retail and office space in Georgia, North Carolina and Tennessee. Mr. E. Andrew Isakson, one of our directors, is president of Isakson-Barnhart Properties, Inc. Under the property management agreement, Isakson-Barnhart Properties manages, maintains and operates the shopping center for us. In return for its services, we pay a monthly property management fee to Isakson-Barnhart Properties equal to the greater of (a) 3% of the gross income of the property actually collected for that month or (b) $2,500. In addition, we pay Isakson-Barnhart Properties a leasing commission, in the range of $2.00 to $4.50 per square foot depending on the size of the space and whether there is a co-broker, on new leases or expansion of current leases. We also pay a construction maintenance fee of 5% of the total cost of tenant improvements or other construction where Isakson-Barnhart Properties supervises the project. Under this agreement, we paid a total of $119,437 and $71,762, respectively, to Isakson-Barnhart Properties in the six months ended June 30, 2005 and 2004. The agreement is renewable annually, and either party is allowed to terminate the agreement upon 30 days’ prior written notice to the other. In addition, Mr. Isakson owns a 50% interest in a retail shopping center that is located adjacent to our retail shopping center.

During October 2004, we purchased 20,000 shares of our common stock at the fair market value, plus brokerage commissions, for a total of $13.52 per share. During November 2004, we sold 12,000 shares of our common stock at $13.52 to a company that is co-managed by Mr. Allen K. Meredith, our Chief Executive Officer, President and Chairman of our Board of Directors. We have entered into an agreement with Mr. Meredith that Mr. Meredith or his affiliates will purchase the remaining 8,000 shares we hold as treasury stock at $13.52 per share, our cost for such shares, on or before March 31, 2005. To date, Mr. Meredith has not purchased these shares.

During June 2005, we purchased 7,400 shares of our common stock at $14.52 per share from a company that is co-managed by Mr. Allen K. Meredith, our Chief Executive Officer, President and Chairman of our Board of Directors. We made this purchase in a private transaction, and the price is based on the mid point of the bid and ask prices on the American Stock Exchange when we concluded the oral agreement to purchase the shares.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—NOTES PAYABLE

Notes payable consist of the following:

June 30,	2005
Notes payable secured by rental real estate:

Variable rate interest only promissory note secured by our Garden Grove property (Banco Popular), land we have begun to develop in Garden
Grove and our 717 West Del Paso Road property. The note bears interest rate at prime plus 1.25% (prime rate was 6.25% at June 30,
2005), is due November 29, 2005 and is a construction loan for the improvements on the land we hold in Garden Grove; we may borrow up to
$6,500,000 under this loan	$4,049,134
8.33% promissory note secured by our Roseville property, monthly
principal and interest payments are $11,510 due July 1, 2008	1,291,115
6.97% promissory note secured by our Folsom property, monthly principal and interest payments of $32,567 due September 1, 2009 with a balloon
payment of $4,479,793	4,763,202
6.97% promissory note secured by our Irvine property, monthly principal and interest payments of $25,105 due September 1, 2009 with a balloon
payment of $3,453,364	3,671,837
6.97% promissory note secured by our Sacramento property (Horn Road), monthly principal and interest payments of $11,276 due September 1,
2009 with a balloon payment of $1,551,049	1,649,174
6.97% promissory note secured by our Tustin property, monthly principal and interest payments of $30,677 due September 1, 2009 with a balloon
payment of $4,219,765	4,486,723
7.64% promissory note secured by our Atlanta, GA property (Northlake
Festival Shopping Center), monthly principal and interest payments of
$124,753 fully amortizing with the final payment due December 1,
2027. Starting December 2010, year 13 of the note, the interest rate
increases to a minimum of 9.64%	16,063,308

Subtotal - notes payable secured by rental real estate	35,974,493

Notes payable secured by rental real estate held for sale:

8.25% promissory note secured by our Riverside property, monthly principal and interest payments of $9,116, due March 8, 2005. On
April 28, 2005, we agreed with the lender to extend the maturity date of the note from March 8, 2005 to May 31, 2005, made an additional
$50,000 principal payment and agreed to a new interest rate of 8.50%.
On May 9, 2005, we sold this property and paid off the loan.	-

Total notes payable	35,974,493

Many of our notes payable contain significant penalties should we pay off the loan before its scheduled maturity. Some of these notes also contain “cross collateral” provisions where the note holder has security rights against properties other than the primary property securing the note.

During the six months ended June 30, 2005 and 2004, we incurred interest expense of $1,186,182 and $1,279,605, respectively, and capitalized interest of $122,691 and $96,847, respectively.

MEREDITH ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate annual future maturities at June 30, 2005 of notes payable secured by rental real estate and notes payable secured by rental real estate held for sale are as follows:

Years ending December 31,	Amount
2005	$4,291,328
2006	513,925
2007	553,461
2008	1,763,425
2009	14,222,601
Thereafter	14,629,753

Total	$35,974,493

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

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental disclosure of cash flow information follows:

Six months ended June 30,	2005	2004

Cash paid during the period for interest	$1,217,752	$1,360,442

Supplemental disclosure of non-cash investing
activities:
Transfer of assets to rental real estate held for sale	$642,999	$-
Transfer of assets to other assets - related to rental real estate held for sale	$1,406	$-
Transfer of liabilities to other liabilities - related to rental real estate held for sale	$2,134	$-
Transfer of assets held for sale to rental real estate	$-	$2,228,703
Transfer of liabilities held for sale to other liabilities	$-	$3,710
Transfer of liabilities held for sale to security deposits and prepaid rent	$-	$17,293
Transfer of liabilities held for sale to notes payable	$-	$529,516

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
nor more than $2,400,000 per year

We have entered into an employment agreements with Allen K. Meredith, our Chief Executive Officer, President and Chairman of our Board of Directors, and Charles P. Wingard, our Chief Financial Officer, under which we would be obligated to make severance payments to either or both of them upon their termination or resignation for certain reasons, of one year’s salary plus bonus, if any.

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

The tenant in our Ontario property, Adelphia Communications, Inc. (Adelphia), has filed for bankruptcy protection. Presently, the rent is current and the property is occupied by Adelphia. Several companies have claimed amounts due for remodeling work and other work ordered by Adelphia on our property, and they have filed mechanics’ liens on our property. We have not yet determined the validity of these liens, and there may be defenses to these claims. If our lease with Adelphia is affirmed in the bankruptcy proceeding, then Adelphia would be responsible for the discharge of these claims. If our lease with Adelphia is not affirmed in the bankruptcy proceeding, and the bankruptcy proceedings do not fully pay these creditors, then we would be responsible for these claims to the extent they are valid, if at all. We believe that these liens will not have a material impact on our continuing operations or overall financial condition. Recently, Time Warner and Comcast have agreed to buy the assets of Adelphia. We do not know, however if this transaction will have an effect on our lease.

We lease our corporate office in Menlo Park and have committed to pay rent of approximately $81,000 per year for 2005 and 2006. We lease office space and obtain related services in Los Angeles on a month-to-month basis at $1,000 per month.

NOTE 10 — SUBSEQUENT EVENTS

Sale of 721 West Del Paso Road Property in Sacramento

On July 1, 2005, pursuant to a sales agreement, we sold our 721 West Del Paso Road property in Sacramento. The gross sales price under the agreement was $825,000, and we recorded a net gain of approximately $130,000 in connection with the sale.

Quarterly Dividend of $0.20 Per Share

On July 28, 2005, our board of directors declared a dividend of $0.20 per share to the stockholders of record on August 18, 2005, payable on August 31, 2005.

      ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. These statements include our statements of this nature concerning the following:

•	the commercial real estate market;
•	our future revenues;
•	our future revenue mix, net operating income and operating results;
•	our future cash requirements;
•	our critical accounting estimates;
•	competition, our competitors and our ability to compete;
•	our financial and managerial controls, reporting systems and procedures, and other systems and processes;
•	property values;
•	any particular tenant’s intentions or financial condition, such as its plans to renew or terminate a property lease,
•	or the likelihood that it will default upon a property lease;
•	vacancies;
•	interest rates;
•	our operating costs;
•	litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;
•	our ability to meet our debt obligations, including the loan that matures in 2005 that is secured by our Garden Grove Festival property;
•	the proposed sales of certain properties;
•	our ability to obtain outside financing;
•	identifying, acquiring and successfully integrating new properties;
•	the type and locations of real estate investments we may make;
•	our continued ability to qualify as a real estate investment trust under applicable federal tax law;
•	our ability to successfully construct the planned shopping center on 2.5 acres in Garden Grove, California;
•	environmental risks;
•	natural disasters and other threats to our properties; and
•	the economies of the geographic areas where our properties are located.

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

Dividends are declared by the board of directors and are based on a variety of factors, including the previous quarter’s net income (loss) from operations before depreciation and amortization, cash requirements to meet REIT distribution tests, other cash requirements and other factors as the board of directors deems appropriate. In 2004 and for the first quarter of 2005, we paid quarterly dividends at the rate of $0.25 per share. On May 12, 2005, the board of directors declared a dividend of $0.20 per share, which was paid on June 7, 2005 to stockholders of record on May 27, 2005. On July 28, 2005, the board of directors declared a dividend of $0.20 per share, payable on August 31, 2005. We cannot assure stockholders that we will maintain the quarterly dividend at that level or that we will in fact pay dividends in any future period.

At June 30, 2005, we had a real estate portfolio of 10 properties, including:

•	three light industrial properties totaling 151,225 square feet;
•	one retail shopping center of 321,621 square feet;
•	one restaurant facility of 5,133 square feet; and

•	five suburban office properties totaling 114,606 square feet (one 11,200 square foot property is held for sale);

In addition, we are constructing a multi-tenant shopping center comprising approximately 30,000 square feet on a 2.5 — acre parcel in Garden Grove, California. We sometimes referred to this project as our Garden Grove Festival development or property.

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

•	Existing and Anticipated Vacancies. At present, our portfolio is approximately 91% leased, although some tenants have vacated the leased premises and continue to pay rent. In May 2004, our lease with AMC Theaters, comprising 26,900 square feet in our Northlake Festival property, expired. AMC Theaters has not occupied the space since 2002, and we do not expect to be able to lease this space in 2005. We are exploring options to reconfigure the space to be suitable for other uses, and we may incur significant costs to complete such a renovation, including the lack of income during a construction and lease up period. Another two tenants have vacated approximately 16,000 and 13,500 square feet but are still liable under leases through September 2005 and January 2019, respectively. A tenant’s lease of 19,800 square feet of space in our two Sacramento properties expired in July 2004, although the tenant paid rent on a month-to-month basis through September 30, 2004 and continues to lease 1,575 square feet on a month-to-month basis. On July 1, 2005, we sold one of the properties. We may incur significant costs as we attempt to re-lease the 9,625 square feet of vacant space in the remaining Sacramento property, and we may be unable to re-lease that space in a timely manner. The lease for approximately 38,000 square feet on our Tustin property expires on September 30, 2005, and we may not be able to re-lease the space at the same rent level, or for the same square footage.

•	Loss of Revenues from Disposed Properties. We sold our Fresno property in September 2004, our Riverside property in May 2005 and our 721 West Del Paso Road property (in Sacramento) in July 2005. We will no longer receive any revenues from the properties we sold or other properties we may potentially sell.

•	Development of Garden Grove Property. Part of our business plan and growth strategy involves divesting vacant and other select properties and redeploying the net cash proceeds into new properties where we expect the yield and long-term growth to be greater. Consistent with that strategy, we have sold several properties as noted above. We purchased a 2.5-acre parcel of undeveloped land in Garden Grove and we have begun the construction of a multi-tenant shopping center comprising approximately 30,000 square feet on this parcel. We believe that our cash flow from operations will begin to improve as we finish the development and complete the lease — up of this shopping center.

•	Debt maturities. Our construction loan secured by our Garden Grove property is scheduled to mature in the fourth quarter of 2005, with a balloon payment equal to the amount outstanding on the construction loan. We may borrow up to $6,500,000, and as of June 30, 2005, the total amount outstanding on this loan was $4,049,134. In the second quarter of 2005, the estimated cost of constructing the project increased by approximately $800,000, primarily due to higher than usual rainfall in the area. We are in negotiations to increase the maximum amount allowed to be borrowed to $7,300,0000 and to extend the maturity date of the loan to March 2006 as described in Liquidity and Capital Resources below, but we may not be able to do so as we expect. If we are unable to pay off or extend the maturity date of the loan, we have an option to roll the loan into a 5-year promissory note, secured by our Garden Grove property.

•	Lease with Adelphia Communications, Inc. in our Ontario property. Adelphia has filed for bankruptcy protection, and although it is current in its lease payments with us, a bankruptcy court could terminate the lease. Further, various companies have filed liens against the property for remodeling work ordered by Adelphia. If the bankruptcy court terminates our lease, and the payments to the creditors from the bankruptcy proceedings are less than their claims and the liens are indeed valid, then we would be responsible for the obligations. Recently, Time Warner and Comcast have agreed to buy the assets of Adelphia. We do not know, however if this transaction will have an effect on our lease.

As of June 30, 2005, we had total assets of $54,872,185, total secured indebtedness of $35,974,493, total liabilities of $37,114,205 and a debt-to-total assets ratio of 65%, calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

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

During the second quarter of 2004, we determined that the two Sacramento properties (717 and 721 West Del Paso Road) and the Fresno property no longer met the required criteria for classification as held for sale. Accordingly, we removed them from that category in our financial statements and as required, we computed depreciation expense on those properties as if they had never been classified as held for sale, “catching up” the depreciation that was not expensed in prior periods. In September 2004, we sold our Fresno property for a net gain of $344,314, and in May 2005, we sold our Riverside property for a net gain of $594,881. In July 2005, we sold our 721 West Del Paso Road property for a gross sales price of approximately $825,000, and we recognized a net gain of approximately $130,000 in connection with the sale.

In accordance with SFAS No. 144, we have reclassified the results of the 721 West Del Paso Road as discontinued operations, since we had committed to sell the property as of June 30, 2005. Further, results for the properties we have sold are included in discontinued operations for the three and six months ended June, 30, 2005 and 2004. Operations for the three and six months ended June 30, 2005 and 2004 represented full quarters of rental operations for all of our properties we classify as continuing operations.

Results of Operations

        Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Rental revenue decreased by $155,586 (9%) for the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004, primarily due to:

(a)	the expiration in May 2004 of the 26,900 square feet lease with AMC Theaters at our Northlake Festival property, which provided approximately $90,000 of additional revenue for the three months ended June 30, 2004; and

(b)	our receiving rent on only 1,575 square feet of space in our 717 West Del Paso Road property in the 2005 period compared to our receiving rent on 11,200 square feet of space at our 717 West Del Paso Road property in the 2004 period, which provided approximately $40,000 of additional revenue for the three months ended June 30, 2004.

Tenant reimbursements decreased by $21,610 (9%) for the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004, primarily due to vacancies at our Northlake Festival property for the three months ended June 30, 2005.

Interest expense increased by $2,479 (1%) for the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004, primarily due lender fees on the loan secured by our Roseville property, which were included in interest expense.

General and administrative costs decreased by $6,086 (2%) for the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004. This decrease was principally due to the timing of invoices for professional services.

Depreciation expense decreased by $38,738 (13%) for the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004, due largely to reclassifying the 717 West Del Paso Road to the operating category in June 2004 and charging depreciation of approximately $35,000 for that property in 2004 but not in 2005, to “catch up” the depreciation that was not expensed in prior periods in accordance with SFAS 144.

Ground rent decreased by $6,417 (3%) for the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004, due to lower rental income in the Northlake Festival property in 2005, which in turn reduced the ground rent payable under our lease with the ground lessor.

Other operating expenses increased by $124,765 (87%) in the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004, due primarily to refurbishing the parking lot and building repairs at our Northlake Festival property and higher insurance costs for vacant properties.

Property tax expense increased by $7,437 (6%) in the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004, primarily due to increases at our Northlake and 717 West Del Paso Road properties.

Income from discontinued operations increased from a loss of $88,581 for the quarter ended June 30, 2004 to income of $43,150 for the quarter ended June 30, 2005, primarily due to (a) the sale of our Fresno property during September 2004 and (b) receiving a settlement payment from the tenant of our Riverside property in connection with the property sale during May 2005, which was previously reserved.

Net income for the quarter ended June 30, 2005 was $620,947 compared to $152,616 for the quarter ended June 30, 2004. This increase was due primarily to the net gain of $594,881 we recognized in connection with the sale of our Riverside property, offset in part by higher operating expenses and lower rental revenue.

The diluted weighted average number of shares outstanding was 1,001,234 and 1,002,834 for the quarters ended June 30, 2005 and 2004, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution increased to $0.62 for the quarter ended June 30, 2005 from $0.15 for the quarter ended June 30, 2004.

        Six months ended June 30, 2005 compared to six months ended June 30, 2004

Rental revenue decreased by $235,748 (7%), for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, primarily due to:

(a)	the expiration in May 2004 of the 26,900 square feet lease with AMC Theaters at our Northlake Festival property, which provided approximately $160,000 of additional revenue for the six months ended June 30, 2004; and

(b)	our receiving rent on only 1,575 square feet of space in our 717 West Del Paso Road property in the 2005 period compared to our receiving rent on 11,200 square feet of space at our 717 West Del Paso Road property in the 2004 period, which provided approximately $66,000 of additional revenue for the six months ended June 30, 2004.

Tenant reimbursements decreased by $32,795 (6%) for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to vacancies at our Northlake Festival property for the six months ended June 30, 2005.

Interest expense decreased by $58,100 (5%) for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, due to a higher rate of interest expense being capitalized as our construction in progress balance increased in connection with the development of our Garden Grove property and interest expense on the loan secured by our Ontario property, which we paid off in March 2004.

General and administrative costs increased by $18,765 (3%) for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. This increase was principally due to slightly higher accounting, salary and rent expenses.

Depreciation expense decreased by $118,909 (18%) for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, due largely to reclassifying the 717 West Del Paso Road and Roseville properties to the operating category in during the six months ended June 30, 2004 and charging depreciation of approximately $120,000 for those properties in 2004 but not in 2005, to “catch up” the depreciation that was not expensed in prior periods in accordance with SFAS 144..

Ground rent decreased by $20,468 (4%) for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, due to lower rental income in the Northlake Festival property in 2005, which in turn reduced the ground rent payable under our lease with the ground lessor.

Other operating expenses increased by $79,867 (20%) for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, due primarily to refurbishing the parking lot and building repairs at our Northlake Festival property and higher insurance costs for vacant properties.

Property tax expense increased by $15,704 (6%) in the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to increases at our Northlake and 717 West Del Paso Road properties.

Income from discontinued operations increased from a loss of $32,868 for the six months ended June 30, 2004 compared to income of $14,619 for the six months ended June 30, 2005, primarily due to (a) the sale of our Fresno property during September 2004 and (b) receiving a settlement payment from the tenant of our Riverside property in connection with the property sale during May 2005, which was previously reserved.

Net income for the six months ended June 30, 2005 was $761,144 compared to $303,403 for the six months ended June 30, 2004. This increase was due primarily to the net gain of $594,881 we recognized in connection with the sale of our Riverside property, offset in part by higher operating expenses and lower rental revenue.

The diluted weighted average number of shares outstanding was 1,002,104 and 1,004,869 for six months ended June 30, 2005 and 2004, respectively. For the reasons explained in the preceding paragraph, net income per share assuming dilution increased to $0.76 for the six months ended June 30, 2005 from $0.30 for the six months ended June 30, 2004.

Liquidity and Capital Resources

Our primary source of liquidity to fund distributions, principal payments on notes payable and minor capital expenditures is our cash flows from operating activities. To qualify as a REIT for federal income tax purposes, among other requirements, we must distribute annually at least 90% of our REIT taxable income (excluding capital gains). Accordingly, we currently intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to holders of our common stock. In 2004 and for the first quarter of 2005, we paid quarterly dividends at the rate of $0.25 per share. On May 12, 2005, the board of directors declared a dividend of $0.20 per share, which was paid on June 7, 2005 to stockholders of record on May 27, 2005. The dividend rate represents a $0.05 per share reduction from the dividend level of the prior quarter. On July 28, 2005 the board of directors declared a dividend of $0.20 per share. During the first six months of 2005, the total of dividends paid and scheduled principal amortization on notes payable exceeded our net cash provided by operating activities. To address this shortfall, we used existing cash balances. Future dividends, if any, will be declared and paid in the sole discretion of the board of directors.

As a policy, we keep cash balances on hand for reserves for unexpected cash requirements. Our primary sources for liquidity to fund asset acquisitions, major capital expenditures and balloon payments on notes payable are:

(a)	existing cash balances (subject to maintaining reasonable cash reserves),
(b)	the proceeds from refinancing selected notes payable to higher balances and
(c)	the net proceeds from asset sales, the proceeds from refinancing selected existing notes payable and from selling selected properties.

Further, we may attempt to obtain funding by entering into joint ventures or issuing additional equity in the form of common or preferred stock. To increase our financial flexibility, we may seek to obtain a revolving line of credit, although there can be no assurance we will be successful.

The following table presents our contractual cash obligations as of June 30, 2005:

	Payments Due by Period
		Less than 1
Contractual Obligations	Total	year	1 to 3 Years	3 to 5 Years	Over 5 Years
Notes payable secured by
rental real estate and
real estate held for sale(1)	$35,974,493	$4,526,354	$1,067,386	$15,882,946	$14,497,807
Minimum payments due under the
ground lease at the
Northlake Festival
property (2)	31,350,000	600,000	1,200,000	1,200,000	28,350,000
Other	121,500	81,000	40,500	-	-

Total Contractual Cash
Obligations	$67,445,993	$5,207,354	$2,307,886	$17,082,946	$42,847,807

(1)	See Note 6– Notes Payable of the notes to the financial statements included in this report for a detailed description of our notes payable.

(2)	See Note 9– Commitments and Contingencies of the notes to the financial statements included in this report for a description of the terms of this ground lease.

In addition to the payments due in the table above, we also have employment contracts with our two officers.

At June 30, 2005, our total investments in rental real estate and rental real estate held for sale totaled $43,943,885 for ten properties. In addition, we own a parcel of land and improvements with a cost basis of $6,340,179 on which we are building the Garden Grove Festival shopping center. Depending upon the availability and cost of external capital, we anticipate making additional investments in suburban office, retail shopping center and light industrial properties, although we may invest in other types of real estate. We intend to fund new investments from the sources described above.

Our $4,049,134 construction loan, under which allows we may borrow a maximum of $6,500,000, is secured by our approximate 30,000 square foot Garden Grove Festival shopping center, our Banco Popular property and our 717 West Del Paso Road property and is scheduled to mature in November 2005. In the second quarter of 2005, the estimated cost of constructing the project increased by approximately $800,000, primarily due to higher than usual rainfall in the area. We are in negotiations to increase the maximum amount allowed to be borrowed to $7,300,000 and to extend the maturity date of the loan to March 2006, although we cannot assure you we will be successful. If we are unable to pay off or extend the maturity date of the loan upon maturity, we have an option to roll the loan into a 5-year promissory note, secured by our Garden Grove property.

We do not believe we will be able to use our Ontario property as security for a loan until the bankruptcy court accepts our lease with the tenant (if the lease is accepted, if at all), and we cannot estimate when the bankruptcy court may act. We may renovate the 26,900 square foot space vacated by AMC Theaters in our Northlake Festival property to a use other than that of a theater, at a potentially significant cost. In addition, the lease on our 37,740 square foot property in Tustin expires on September 30, 2005. We do not believe the tenant will renew the lease and we believe tenant improvement costs and lease commissions related to leasing the property to a new tenant or tenants would be significant.

We believe our liquidity and various sources of capital are sufficient to fund operations including capital expenditures and leasing commissions, meet debt service and dividend requirements under the Internal Revenue Code for REIT status and finance future investments, although we cannot provide assurances that we will be successful in obtaining such capital. We cannot assure stockholders that we will maintain the current $0.20 per share quarterly dividend level or that we will pay dividends in any future period. We believe our properties are in good condition without significant deferred maintenance obligations, and many are leased under “triple-net” leases, which reduce our risk pertaining to excessive maintenance and operating costs. However, we anticipate we will continue to require outside sources of financing to meet our liquidity needs beyond 2005, such as scheduled debt repayments (including balloon payments on our debt) and property acquisitions.

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

We may use our funds to purchase our common stock from time to time. In October 2004, we purchased 20,000 shares of common stock for approximately $270,000, and in June of 2005, we purchased 14,984 shares of common stock for approximately $216,000.

Cash Flows in 2005

Our cash resources increased $695,708 during the six months ended June 30, 2005. Cash provided by operating activities in this period was $562,935, primarily from net income adjusted for non-cash items such as depreciation, amortization and gain on sale. Investing activities in 2005 provided $300,657 of cash resources, primarily from proceeds received from the sale of our Riverside property, offset in part by expenditures for the development of our Garden Grove Festival property and improvements at our Northlake Festival property. For the six months ended June 30, 2005, financing activities used $167,884 in cash resources, due largely to the payment of the loan secured by our Riverside property and dividends of $436,034, offset by proceeds from our construction loan for the improvements on the land we hold in Garden Grove.

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

Revenue Recognition. We recognize minimum rents on the straight-line method over the terms of the leases, as required under Statement of Financial Accounting Standard No. 13. Some of our leases also provide for additional revenue based on contingent percentage income. We record this revenue on an accrual basis once the tenant achieves the targeted percentage of income. The leases also typically provide for tenant recoveries of common area maintenance, real estate taxes and other operating expenses. These recoveries are recognized as revenue in the period the applicable costs are incurred, except for several tenants where the revenue is recognized when the revenue is billable to the tenant under the lease. Rents due, but not yet collected, are recognized to the extent determined by management to be collectible. While we believe that the likelihood of collection of amounts over six months past due is low, we reserve for uncollectible accounts on a case-by-case basis. As of June 30, 2005, for our rental real estate, we had no receivables over 90 months old, and we have provided approximately $9,350 as uncollectible receivables. As of June 30, 2005, for our rental real estate held for sale, we had approximately $58,000 in receivables over 90 months old and we have reserved the entire amount as uncollectible receivables.

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

In accordance with SFAS No. 144, we carry our investments in real estate at cost and periodically evaluate them for indicators of impairment. The evaluation of impairment and the determination of values are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted.

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

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. The statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, and the adoption of SFAS No. 153 did not have a material effect on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first fiscal quarter of 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

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

While we have declared quarterly dividends on our common stock regularly in the past, the declaration and payment of dividends is subject to the discretion of our board of directors. Any determination as to the payment of dividends, as well as the level of those dividends, will depend on, among other items, our financial results and condition, general economic and business conditions, our strategic plans and contractual, legal and regulatory restrictions on our ability to pay dividends. On September 30, 2003, our board of directors reduced the dividend for the quarter ended September 30, 2003 to $0.25 per share from $0.30 per share, and we subsequently paid dividends at the $0.25 per share rate through the first quarter of 2005. On May 12, 2005, the board of directors declared a dividend of $0.20 per share, payable on June 7, 2005 to stockholders of record on May 27, 2005. This dividend rate represents a $.05 per share reduction from the dividend level of the prior quarter. On July 28, 2005, the board of directors declared a dividend of $0.20 per share, payable on August 31, 2005 to stockholders of record on August 18, 2005. We cannot assure stockholders that we will maintain the current quarterly dividend level or that we will pay dividends in any future period. We anticipate that our revenues in 2005 will be lower than in 2004 as a result of the following factors:

•	The 26,900 square foot space previously occupied by AMC Theatres in our Northlake Festival property will produce no revenue.
•	We sold our Fresno property during September 2004.
•	We sold our Riverside property on May 9, 2005.
•	We sold our 721 West Del Paso Road property on July 1, 2005.
•	The tenant in our 717 West Del Paso Road property that occupied 11,200 square feet of space through July 2004, now occupies only 1,575 square feet of space on a month-to-month basis.
•	The 37,740 square foot lease on our Tustin property expires on September 30, 2005.

•	We anticipate additional costs in consulting, legal and audit fees in 2005 and 2006 to comply with the provisions of the Sarbanes-Oxley Act of 2002.

For these reasons, we cannot assure stockholders that we will maintain the current quarterly dividend level or that we will pay dividends in any future period. The preceding statements are forward-looking statements within the meaning of the federal securities laws.

The market value of our common stock could decrease based on our performance and market perception and conditions.

Our common stock has been listed on the American Stock Exchange since October 31, 2002. The trading volumes of our stock have been relatively light, and the market price may not reflect the fair market value of our common stock at any particular moment. Stockholders are cautioned that prior sales data do not necessary indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common stock can also be influenced by the dividend on our common stock relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock. In addition, the value of our common stock could be adversely affected by general market conditions or market conditions of real estate companies in general.

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

We may not continue reporting to the SEC under the Securities Exchange Act of 1934, and our stock may not continue to be listed and traded on the American Stock Exchange.

We currently expend significant financial and management resources to comply with the requirements of the Securities Exchange Act of 1934. We will incur significantly greater costs beginning in 2006, as we are required to comply with and implement new accounting rules and procedures with the Sarbanes-Oxley Act of 2002. Based on the number of stockholders who hold our stock, we are currently required to comply with the Securities Exchange Act of 1934. However, should the number of stockholders decrease below the 300-stockholder threshold required for reporting under the Exchange Act, we may suspend our reporting under the Exchange Act. As of August 1, 2005 we have approximately 290 stockholders of record and approximately 50 Depository Trust Company participants who hold our stock, thus we have approximately 340 stockholders for purposes of the Exchange Act. Should the number of our stockholders decrease below 300, our board of directors may determine that continued reporting under the Exchange Act is not in our best interests, and accordingly we would suspend our reporting under the Exchange Act. If we were to do so, our listing and trading on the American Stock Exchange would cease. In that event:

•	stockholders would be likely to experience reduced liquidity for their shares of common stock, even if the common stock were to trade in the over-the-counter market through means that do not require reporting under the Exchange Act (such as the “pink sheets”);

•	even if our stock were to be traded in that manner, the trading price and volumes of our stock could be adversely affected, and we could suffer significant volatility;

•	less public information about us would be required or available, officers will no longer be required to certify the accuracy of our financial statements; and

•	after a 90 day waiting period, various SEC rules would no longer apply to our insiders and to us.

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

Our tenants may not renew their leases.

We cannot predict whether current tenants will renew their leases when they expire or attempt to terminate their leases before they expire. Because the tenants in our Irvine and Tustin properties are either subletting the property or not fully using the property for their operations, they may be less likely to re-lease the properties when the leases expire in December 2007 and September 2005, respectively, or they may seek to re-lease a smaller space from us. Further, our lease on two Sacramento properties (717 and 721 West Del Paso Road) expired in July 2004, and the tenant continued to lease the space through September 30, 2004 on a month-to-month basis. On October 1, 2004, the tenant vacated the 721 West Del Paso property, which we sold July 1, 2005. Although the tenant continues to lease a small portion of the 717 West Del Paso property on a month-to-month basis, the tenant could move out at any time. We may incur significant costs to re-lease vacant spaces. If we are unable to promptly sell significant vacant properties or re-lease or renew the leases for them, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our ability to pay dividends to stockholders and to pay amounts due on our debt may be adversely affected.

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

Many of our properties are leased to a single tenant, and some of these single tenant properties are individually significant to our total revenue. During the six months ended June 30, 2005, the tenant in our Tustin property, Safeguard Business Systems, Inc., accounted for approximately 11% of our total rental revenue, including discontinued operations. Further, Tycom Corporation, a tenant in our Irvine property, and Cal ISO, a tenant in our Folsom property, each accounted for approximately 8% of our total rental revenue, including discontinued operations. A tenant may attempt to terminate its lease before its scheduled term, or we may be unable to renew the lease with the tenant. In that event, we may be unable to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, and we could experience material adverse consequences such as higher vacancy rates, re-leasing on less favorable economic terms and reduced net income. Similarly, if one or more of our single tenants goes bankrupt, we could experience material adverse consequences like those described above. There can be no assurance that our sole tenants will renew their leases when they expire or will be willing to renew on similar economic terms.

Northlake Festival represents approximately 50% of our revenues.

During the six months ended June 30, 2005, the Northlake Festival property accounted for approximately 50% of our total rental revenues, including discontinued operations. At June 30, 2005, the occupancy for Northlake Festival was 88.8%, mainly due to the expiration of the lease with AMC Theaters for 26,900 square feet. We do not expect to re-lease this space in 2005. If economic conditions in the area of Northlake Festival become depressed and the performance of that center is adversely affected, our overall financial condition and results of operations will be adversely affected as well.

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

Risks Due to Real Estate Financing

We have a significant amount of indebtedness. As of June 30, 2005, we had total assets of $54,872,185, total secured indebtedness of $35,974,493, total liabilities of $37,114,205 and a debt-to-total assets ratio of 65%, using amounts calculated on the basis of generally accepted accounting principles. Because this calculation method reflects accumulated depreciation and does not reflect any appreciation of the properties beyond their cost, it may result in assets being valued at less than their fair market values as determined by the board of directors. Further, this calculation excludes the effects, if any, of the ground lease on the Northlake Festival property.

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

Using debt, whether with recourse to us generally or only with respect to a particular property, to acquire properties creates an opportunity for increased net income, but at the same time creates risks. We use debt to fund investments only when we believe it will enhance our risk-adjusted returns. We cannot be sure, however, that our use of leverage will prove to be beneficial. Additional leverage may:

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the REIT industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit, along with the possible financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.

Any of the foregoing could have a material adverse effect on us and our ability to pay dividends to stockholders and to pay amounts due on our debt.

We may be unable to renew, repay or refinance our debt financing

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. For many of the mortgage notes on our properties, the mortgage payment terms do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a material adverse effect on us and our ability to pay dividends to stockholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase due to rising interest rates.

We have incurred and may in the future again incur debt that bears interest at a variable rate. As of June 30, 2005, we have a $4,049,134 loan that bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to pay dividends to stockholders. In addition, an increase in market interest rates may lead holders of our common shares to expect a higher dividend yield, which could adversely affect the market price of our common stock.

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

A number of the provisions in our certificate of incorporation and bylaws have or may have the effect of deterring a takeover of the company. These provisions include:

•	REIT protective provisions that limit stock ownership to 2.5% for anyone other than Mr. Allen Meredith, our Chief Executive Officer, President and Chairman of the Board, or persons who owned more than 2.5% prior to the amendment of our certificate of Incorporation on November 15, 2004;
•	a classified board of directors with staggered, three-year terms;
•	provisions giving the board of directors sole power to set the number of directors;
•	provisions giving stockholders the right to remove directors only for cause and only by the affirmative vote of a majority of the total voting power of the outstanding shares;
•	prohibition on stockholders from calling special meetings of stockholders; and
•	advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings.

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

We have entered into change of control agreements with Mr. Meredith, our Chief Executive Officer, President and Chairman of the Board, and Mr. Wingard, our Vice President and Chief Financial Officer, providing for the payment of money to them upon the occurrence of a change of control, as defined in these agreements. If either Mr. Meredith or Mr. Wingard resigns or is terminated within one year following a change of control, we will make a severance payment equal to a portion of the executive’s base salary, his average bonus over last three years and medical and other benefits. Based upon their current salaries and benefit levels, this provision would result in payments totaling at least $210,000 to Mr. Meredith and $133,875 to Mr. Wingard. The agreements with Mr. Meredith and Mr. Wingard may deter changes of control because of the increased cost for a third party to acquire control of us, thus limiting the opportunity for stockholders to receive a premium for our common stock over then-prevailing market prices.

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

ITEM 3.   CONTROLS AND PROCEDURES

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold no unregistered equity securities in the quarter ended June 30, 2005.

Small Business Issuer Purchases of Equity Securities

(d)
			(c)	Maximum number (or
			Total number of	appropriate dollar value)
	(a)	(b)	shares (or units)	of shares (or units) that
	Total number of	Average price	purchased part of	may be purchased
	shares (or units)	paid per share	publicly announced	under the plans or
Period	purchased	(or unit)	plans or programs	program

April 2005	-	$-	-	-
May 2005	-	-	-	-
June 2005	14,984 (1)	14.42	14,984	(1)

Total	14,984	$14.42	14,984	(1)

(1)	On December 7, 2004, we announced that we intend to buy back shares in the open market or in privately negotiated transactions time to time through December 7, 2005. We did not specify a maximum number of shares or maximum dollar value of shares we might purchase. During June 2005, we purchased 7,584 shares of our common stock at then current market prices on the American Stock Exchange that averaged $14.32 per share. Also during June 2005, we purchased 7,400 shares of our common stock at the price of $14.52 per share from a company co-managed by Mr. Allen K. Meredith, our Chief Executive Officer, President and Chairman of the Board of Directors. We made this purchase in a private transaction, and the price is based on the mid point of the bid and ask prices on the American Stock Exchange when we concluded the oral agreement to purchase the shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.   OTHER INFORMATION

On June 16, 2005, we purchased 7,400 shares of our common stock at a price of $14.52 per share from Meredith I, LLC. Mr. Allen K. Meredith, our Chief Executive Officer, President and Chairman of the Board of Directors, and his spouse are the sole co-managers of Meredith I, LLC, have shared joint authority over the disposition of all shares of Common Stock held by Meredith I, LLC, as well as the acquiring, holding and voting of such shares, provided that Mr. Meredith’s decision is determinative. We made this purchase in a private transaction, and the price is based on the mid point of the bid and ask price on the American Stock Exchange when we concluded the oral agreement to purchase the shares. Mr. and Mrs. Meredith disclaim beneficial ownership of shares held by Meredith I, LLC except to the extent of their individual pecuniary interest therein.

ITEM 6.   EXHIBITS

No.	Description

31.1	Certification of Allen K. Meredith pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Charles P. Wingard pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.1	Certification of Allen K. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles P. Wingard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meredith Enterprises, Inc.

Dated: August 5, 2005	/s/ Charles P. Wingard Charles P. Wingard Chief Financial Officer (principal financial and accounting officer)